Form 10-Q
period 2020-09-30
Fidelity National Information Services, Inc.
filed 2020-10-29
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of October 28, 2020, 620,508,824 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2020

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,826	$1,152
Settlement deposits and merchant float	2,840	2,882
Trade receivables, net of allowance for credit losses of $66 and $60 at September 30, 2020 and December 31, 2019, respectively	3,146	3,242
Contract assets	164	124
Settlement receivables	774	647
Other receivables	361	337
Prepaid expenses and other current assets	823	308
Total current assets	9,934	8,692
Property and equipment, net	914	900
Goodwill	52,567	52,242
Intangible assets, net	14,224	15,798
Software, net	3,301	3,204
Other noncurrent assets	1,404	2,303
Deferred contract costs, net	851	667
Total assets	$83,195	$83,806
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$2,586	$2,374
Settlement payables	4,438	4,228
Deferred revenue	775	817
Short-term borrowings	3,144	2,823
Current portion of long-term debt	1,832	140
Total current liabilities	12,775	10,382
Long-term debt, excluding current portion	15,213	17,229
Deferred income taxes	4,172	4,281
Other noncurrent liabilities	1,768	2,406
Deferred revenue	46	52
Total liabilities	33,974	34,350

Redeemable noncontrolling interest	176	—
Equity:
FIS stockholders’ equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock $0.01 par value, 750 shares authorized, 621 and 615 shares issued at September 30, 2020 and December 31, 2019, respectively	6	6
Additional paid in capital	45,821	45,358
Retained earnings	3,556	4,161
Accumulated other comprehensive earnings (loss)	(212)	(33)
Treasury stock, $0.01 par value, 1 common shares as of September 30, 2020 and less than 1 as of December 31, 2019, respectively, at cost	(140)	(52)
Total FIS stockholders’ equity	49,031	49,440
Noncontrolling interest	14	16
Total equity	49,045	49,456
Total liabilities, redeemable noncontrolling interest and equity	$83,195	$83,806
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$3,197	$2,822	$9,236	$6,991
Cost of revenue	2,104	1,838	6,238	4,623
Gross profit	1,093	984	2,998	2,368
Selling, general, and administrative expenses	862	757	2,613	1,435
Asset impairments	—	87	—	87
Operating income	231	140	385	846
Other income (expense):
Interest expense, net	(84)	(95)	(252)	(242)
Other income (expense), net	(4)	164	31	(8)
Total other income (expense), net	(88)	69	(221)	(250)
Earnings (loss) before income taxes and equity method investment earnings (loss)	143	209	164	596
Provision (benefit) for income taxes	121	48	94	119
Equity method investment earnings (loss)	—	(5)	(9)	(18)
Net earnings	22	156	61	459
Net (earnings) loss attributable to noncontrolling interest	(2)	(2)	(7)	(3)
Net earnings attributable to FIS common stockholders	$20	$154	$54	$456

Net earnings per share-basic attributable to FIS common stockholders	$0.03	$0.30	$0.09	$1.18
Weighted average shares outstanding-basic	620	516	618	388
Net earnings per share-diluted attributable to FIS common stockholders	$0.03	$0.29	$0.09	$1.15
Weighted average shares outstanding-diluted	627	524	626	396
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019

Net earnings		$22		$156		$61		$459
Other comprehensive earnings (loss), before tax:
Unrealized gain (loss) on derivatives	$—		$—		$—		$(16)
Adjustment for (gain) loss reclassified to net earnings	—		1		—		(3)
Unrealized gain (loss) on derivatives, net	—		1		—		(19)
Foreign currency translation adjustments	78		81		(306)		98
Minimum pension liability adjustments	1		—		2		(4)
Other comprehensive earnings (loss), before tax	79		82		(304)		75
Provision for income tax (expense) benefit related to items of other comprehensive earnings	67		(35)		125		(36)
Other comprehensive earnings (loss), net of tax	$146	146	$47	47	$(179)	(179)	$39	39
Comprehensive earnings (loss)		168		203		(118)		498
Net (earnings) loss attributable to noncontrolling interest		(2)		(2)		(7)		(3)
Comprehensive earnings (loss) attributable to FIS common stockholders		$166		$201		$(125)		$495
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and nine months ended September 30, 2020
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, June 30, 2020	619	(1)	$6	$45,736	$3,753	$(358)	$(94)	$14	$49,057
Issuance of restricted stock	2	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	35	—	—	—	—	35
Treasury shares held for taxes due upon exercise of stock options	—	—	—	(7)	—	—	(46)	—	(53)
Stock-based compensation	—	—	—	57	—	—	—	—	57
Cash dividends declared ($0.35 per share per quarter) and other distributions	—	—	—	—	(217)	—	—	(1)	(218)
Other	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	—	20	—	—	1	21
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	146	—	—	146
Balances, September 30, 2020	621	(1)	$6	$45,821	$3,556	$(212)	$(140)	$14	$49,045

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2019	615	—	$6	$45,358	$4,161	$(33)	$(52)	$16	$49,456
Issuance of restricted stock	2	—	—	(7)	—	—	7	—	—
Exercise of stock options	4	—	—	293	—	—	—	—	293
Treasury shares held for taxes due upon exercise of stock options	—	(1)	—	(7)	—	—	(95)	—	(102)
Stock-based compensation	—	—	—	182	—	—	—	—	182
Cash dividends declared ($0.35 per share per quarter) and other distributions	—	—	—	—	(653)	—	—	(5)	(658)
Other	—	—	—	2	(6)	—	—	—	(4)
Net earnings	—	—	—	—	54	—	—	3	57
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(179)	—	—	(179)
Balances, September 30, 2020	621	(1)	$6	$45,821	$3,556	$(212)	$(140)	$14	$49,045

(1)Excludes redeemable noncontrolling interest that is not considered equity. See Note 3, Virtus Acquisition, for additional information.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and nine months ended September 30, 2019
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, June 30, 2019	433	(109)	$4	$10,887	$4,599	$(438)	$(5,067)	$7	$9,992
Worldpay acquisition	180	109	2	34,040	—	—	5,042	11	39,095
Issuance of restricted stock	1	—	—	—	—	—	2	—	2
Exercise of stock options	1	—	—	42	—	—	3	—	45
Treasury shares held for taxes due upon exercise of stock options	—	—	—	(1)	—	—	(1)	—	(2)
Stock-based compensation	—	—	—	95	—	—	—	—	95
Cash dividends declared ($0.35 per share per quarter) and other distributions	—	—	—	—	(215)	—	—	(3)	(218)
Net earnings	—	—	—	—	154	—	—	2	156
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	47	—	—	47
Balances, September 30, 2019	615	—	$6	$45,063	$4,538	$(391)	$(21)	$17	$49,212

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, December 31, 2018	433	(106)	$4	$10,800	$4,528	$(430)	$(4,687)	$7	$10,222
Worldpay acquisition	180	109	2	34,040	—	—	5,042	11	39,095
Issuance of restricted stock	1	—	—	—	—	—	2	—	2
Exercise of stock options	1	1	—	86	—	—	46	—	132
Treasury shares held for taxes due upon exercise of stock options	—	—	—	(1)	—	—	(24)	—	(25)
Purchases of treasury stock	—	(4)	—	—	—	—	(400)	1	(399)
Stock-based compensation	—	—	—	138	—	—	—	—	138
Cash dividends declared ($0.35 per share per quarter) and other distributions	—	—	—	—	(441)	—	—	(5)	(446)
Other	—	—	—	—	(5)	—	—	—	(5)
Net earnings	—	—	—	—	456	—	—	3	459
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	39	—	—	39
Balances, September 30, 2019	615	—	$6	$45,063	$4,538	$(391)	$(21)	$17	$49,212

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$61	$459
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,760	1,488
Amortization of debt issue costs	24	17
Acquisition-related financing foreign exchange	—	(112)
Asset impairments	—	87
Loss (gain) on sale of businesses, investments and other	3	18
Stock-based compensation	182	138
Deferred income taxes	(24)	(75)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	78	12
Contract assets	(41)	(14)
Settlement activity	594	165
Prepaid expenses and other assets	(128)	(2)
Deferred contract costs	(354)	(258)
Deferred revenue	(50)	(51)
Accounts payable, accrued liabilities and other liabilities	(81)	(131)
Net cash provided by operating activities	3,024	1,741

Cash flows from investing activities:
Additions to property and equipment	(186)	(135)
Additions to software	(652)	(409)
Acquisitions, net of cash acquired	(469)	(6,629)
Net proceeds from sale of businesses and investments	—	49
Other investing activities, net	92	(43)
Net cash provided by (used in) investing activities	(1,215)	(7,167)

Cash flows from financing activities:
Borrowings	37,125	25,425
Repayment of borrowings and other financing obligations	(37,646)	(15,997)
Debt issuance costs	—	(71)
Proceeds from stock issued under stock-based compensation plans	302	136
Treasury stock activity	(102)	(422)
Dividends paid	(650)	(441)
Other financing activities, net	(222)	(39)
Net cash provided by (used in) financing activities	(1,193)	8,591

Effect of foreign currency exchange rate changes on cash	8	(38)
Net increase (decrease) in cash and cash equivalents	624	3,127
Cash and cash equivalents, beginning of period	3,211	703
Cash and cash equivalents, end of period	$3,835	$3,830

Supplemental cash flow information:
Cash paid for interest	$305	$208
Cash paid for income taxes	$163	$273
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
FIS reports its financial performance based on the following segments: Merchant Solutions, Banking Solutions, Capital Market Solutions, and Corporate and Other. As FIS continues to execute on its integration workflows and optimize its portfolio of assets, it reclassified certain non-strategic businesses from the Merchant Solutions and Banking Solutions segments into the Corporate and Other segment in the quarter ended March 31, 2020, and recast all prior-period segment information presented. These operations represented less than 2% of third quarter and year-to-date 2020 revenue. See Note 12 for a summary of each segment.

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

Allowance for Credit Losses

The Company monitors trade receivable balances including contract assets as well as other receivables and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events. The allowance for credit losses is separate from the chargeback liability described in Note 9.

While the COVID-19 pandemic did not result in a significant increase in the Company's expected credit loss allowance recorded as of September 30, 2020, it is reasonably possible that future developments related to the economic impact of the COVID-19 pandemic could have a material impact on management's estimates.

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

The acquisition was accounted for as a business combination under FASB ASC Topic 805, Business Combinations ("Topic 805"). We recorded an allocation of the purchase price to Worldpay tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of July 31, 2019. The amounts for intangible assets were based on third-party valuations performed. Goodwill was recorded as the residual amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill consists primarily of expected synergies of combining operations, the acquired workforce, and growth opportunities, none of which qualify as separately identifiable intangible assets. The Company completed its assessment of the fair value of assets acquired and liabilities assumed within the one-year period from the date of acquisition. The Company recorded measurement period adjustments due to additional information received primarily related to contingencies and income taxes, resulting in a decrease in the value assigned to goodwill. There was no material impact on earnings as a result of the measurement period adjustments recorded.

The final purchase price allocation is as follows (in millions):

Cash acquired	$305
Settlement deposits and merchant float (1)	2,444
Trade receivables	1,594
Goodwill	38,057
Intangible assets	13,682
Computer software	1,297
Other noncurrent assets (2)	1,641
Accounts payable, accrued and other liabilities	(1,021)
Settlement payables	(3,167)
Deferred income taxes	(2,860)
Long-term debt, subsequently repaid	(1,805)
Other liabilities and noncontrolling interest (3)	(1,922)
Total purchase price	$48,245
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

Unaudited Supplemental Pro Forma Results Giving Effect to the Worldpay Acquisition

Worldpay's revenues and pre-tax loss of $734 million and $162 million, respectively, which include the impact of purchase accounting adjustments, are included in the consolidated statements of earnings for the period from July 31, 2019, through September 30, 2019.

Pursuant to ASC 805, unaudited supplemental pro forma results of operations for the three and nine months ended September 30, 2019, assuming the acquisition had occurred as of January 1, 2018, are presented below (in millions, except per share amounts):

	September 30, 2019
	Three months ended	Nine months ended
Revenue	$3,154	$9,380
Net earnings (loss) attributable to FIS common stockholders	$215	$348
Net earnings (loss) per share-basic attributable to FIS common stockholders	$0.35	$0.57
Net earnings (loss) per share-diluted attributable to FIS common stockholders	$0.35	$0.56

The unaudited pro forma results include certain pro forma adjustments to revenue and net earnings that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2018, including the following:

•additional amortization expense that would have been recognized relating to the acquired intangible assets;
•adjustment to interest expense to reflect the removal of Worldpay debt and the addition of borrowings of FIS in conjunction with the acquisition; and
•a reduction in expenses for the three and nine months ended September 30, 2019, of $149 million and $210 million, respectively, for acquisition-related transaction costs and other one-time non-recurring costs.

Virtus Acquisition

On January 2, 2020, FIS acquired a majority interest in Virtus Partners ("Virtus"), previously a privately held company that provides high-value managed services and technology to the credit and loan market. FIS acquired a 70% voting and financial interest in Virtus with 30% interest retained by the founders of Virtus ("Founders"). The acquisition was accounted for as a business combination under Topic 805. We recorded a provisional allocation of the $404 million cash purchase price and the $173 million fair value of redeemable noncontrolling interest to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, consisting primarily of $254 million in customer relationships and $51 million in software assets. We also recorded $245 million in goodwill for the residual amount by which the purchase price exceeded the provisional fair value of the net assets acquired. Our purchase price allocation is provisional as of September 30, 2020, and we expect to finalize as soon as practicable, but no later than one year from the acquisition date.

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

For the three months ended September 30, 2020 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$747	$1,281	$382	$35	$2,445
All others	270	226	244	12	752
Total	$1,017	$1,507	$626	$47	$3,197

Type of Revenue:
Recurring revenue:
Transaction processing and services	$996	$1,146	$305	$41	$2,488
Software maintenance	1	88	124	—	213
Other recurring	19	45	25	—	89
Total recurring	1,016	1,279	454	41	2,790

Software license	—	15	64	—	79
Professional services	—	153	108	1	262
Other non-recurring fees	1	60	—	5	66
Total	$1,017	$1,507	$626	$47	$3,197

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended September 30, 2019 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$501	$1,216	$378	$48	$2,143
All others	204	227	233	15	679
Total	$705	$1,443	$611	$63	$2,822

Type of Revenue:
Recurring revenue:
Transaction processing and services	$690	$1,052	$278	$57	$2,077
Software maintenance	1	91	121	—	213
Other recurring	11	44	27	—	82
Total recurring	702	1,187	426	57	2,372

Software license	1	53	82	—	136
Professional services	—	147	103	1	251
Other non-recurring fees	2	56	—	5	63
Total	$705	$1,443	$611	$63	$2,822

For the nine months ended September 30, 2020 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$2,011	$3,789	$1,176	$110	$7,086
All others	753	658	710	29	2,150
Total	$2,764	$4,447	$1,886	$139	$9,236

Type of Revenue:
Recurring revenue:
Transaction processing and services	$2,697	$3,334	$922	$125	$7,078
Software maintenance	2	263	368	1	634
Other recurring	58	131	75	—	264
Total recurring	2,757	3,728	1,365	126	7,976

Software license	2	48	206	—	256
Professional services	1	441	314	3	759
Other non-recurring fees	4	230	1	10	245
Total	$2,764	$4,447	$1,886	$139	$9,236

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2019 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$648	$3,472	$1,112	$143	$5,375
All others	204	701	666	45	1,616
Total	$852	$4,173	$1,778	$188	$6,991

Type of Revenue:
Recurring revenue:
Transaction processing and services	$829	$3,030	$824	$169	$4,852
Software maintenance	1	271	361	—	633
Other recurring	12	133	80	—	225
Total recurring	842	3,434	1,265	169	5,710

Software license	7	112	214	—	333
Professional services	—	439	299	4	742
Other non-recurring fees	3	188	—	15	206
Total	$852	$4,173	$1,778	$188	$6,991

Contract Balances

The Company recognized revenue of $216 million and $128 million during the three months and $660 million and $636 million during the nine months ended September 30, 2020 and 2019, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2020, approximately $21 billion of revenue is estimated to be recognized in the future primarily from the Banking Solutions and Capital Market Solutions segments' remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 35% of the Banking Solutions and Capital Market Solutions segments' remaining performance obligations over the next 12 months, approximately another 20% over the next 13 to 24 months, and the balance thereafter.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5)       Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

The Company includes restricted cash in the Cash and cash equivalents balance reported in the consolidated statements of cash flows. The reconciliation between Cash and cash equivalents in the consolidated balance sheets and the consolidated statements of cash flows is as follows (in millions):

	September 30, 2020	December 31, 2019
Cash and cash equivalents on the consolidated balance sheets	$1,826	$1,152
Merchant float restricted cash (in Settlement deposits and merchant float)	2,009	1,519
Other restricted cash (in Other noncurrent assets) (1)	—	540
Total Cash and cash equivalents per the consolidated statements of cash flows	$3,835	$3,211
(1) See Visa Europe and Contingent Value Rights discussion below.

Property and Equipment, Intangible Assets and Computer Software

The following table shows the Company's consolidated financial statement details as of September 30, 2020, and December 31, 2019 (in millions):

	September 30, 2020			December 31, 2019
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$2,366	$1,452	$914	$2,177	$1,277	$900
Intangible assets	$18,791	$4,567	$14,224	$18,564	$2,766	$15,798
Software	$5,308	$2,007	$3,301	$4,820	$1,616	$3,204
As of September 30, 2020, intangible assets, net of amortization, includes $13,840 million of customer relationships and other amortizable intangible assets, $341 million of finite-lived trademarks, as well as $43 million of non-amortizable indefinite-lived trademarks.  Amortization expense with respect to these intangible assets was $602 million and $481 million for the three months and $1,794 million and $794 million for the nine months ended September 30, 2020 and 2019, respectively.

Goodwill

Changes in goodwill during the nine months ended September 30, 2020, are summarized below (in millions). Prior-period amounts have been reclassified to conform to the new reportable segment presentation as discussed in Note 12.

			Capital	Corporate
	Merchant	Banking	Market	And
	Solutions	Solutions	Solutions	Other	Total
Balance, December 31, 2019	$35,543	$12,225	$4,382	$92	$52,242
Goodwill attributable to acquisitions	(11)	57	245	—	291
Foreign currency adjustments	16	(21)	39	—	34
Balance, September 30, 2020	$35,548	$12,261	$4,666	$92	$52,567

We assess goodwill for impairment on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. We concluded as a result of our fourth quarter 2019 step zero annual impairment tests that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts. Due to the economic impact of the COVID-19 pandemic, we evaluated if events and circumstances as of September 30, 2020, indicated potential impairment. We performed a qualitative assessment by examining factors most likely to affect our valuations and considered the impact to our business from the COVID-19 pandemic. The factors examined involve significant use of management judgment and included, among others, (1) forecasted revenue, growth rates, operating margins, and capital

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

expenditures used to calculate estimated future cash flows, (2) future economic and market conditions and (3) FIS' market capitalization.

Based on our interim impairment assessment as of September 30, 2020, we concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed their carrying amounts; therefore, goodwill was not impaired. However, it is reasonably possible that future developments related to the economic impact of the COVID-19 pandemic on our Merchant Solutions business, such as an extended duration of the pandemic and/or government-imposed shutdowns, prolonged economic downturn or recession, or lack of governmental support for recovery, could have a material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment and could result in future goodwill impairment.

Visa Europe and Contingent Value Rights

As part of the Worldpay acquisition, the Company acquired certain assets and liabilities related to the June 2016 Worldpay Group plc (Legacy Worldpay) disposal of its ownership interest in Visa Europe to Visa Inc.  As part of the disposal, Legacy Worldpay received proceeds from Visa Inc. in the form of cash ("cash consideration") and convertible preferred stock ("preferred stock"), the value of which may be reduced by losses incurred relating to ongoing interchange-related litigation involving Visa Europe ("the litigation"). The preferred stock becomes convertible into Visa Inc. Class A common stock ("common stock") in stages based on developments in the litigation and becomes fully convertible no later than 2028 (subject to a holdback to cover any pending claims). Also in connection with the disposal, Legacy Worldpay agreed to pay former Legacy Worldpay owners 90% of the net-of-tax proceeds from the disposal, known as contingent value rights, which is recorded as a liability ("CVR liability") on the consolidated balance sheets, and agreed to segregate the cash consideration to be paid as part of the CVR liability, which was recorded as restricted cash.

On September 17, 2020, the Company executed an amendment ("the amendment") with the former Legacy Worldpay owners to pay approximately one-third of the cash consideration component of the CVR liability, or $185 million, to the former Legacy Worldpay owners upon amendment execution, and to pay the remaining, approximately two-thirds of the cash consideration on October 12, 2027, subject to reduction due to losses incurred by Visa Inc. relating to the litigation. The partial payment of the cash consideration was recorded as a reduction of the CVR liability and reflected as Other financing activities, net, on the consolidated statement of cash flows for the nine months ended September 30, 2020. The amendment also removed the segregated cash requirement resulting in no restricted cash recorded at September 30, 2020, as compared to $540 million recorded at December 31, 2019, reflected in Other noncurrent assets on the consolidated balance sheet. Additionally, as Visa Inc. releases preferred stock for conversion into common stock, over time and subject to any losses incurred by Visa Inc. relating to the litigation, 90% of the net-of-tax proceeds from the sale of the common stock will be paid to the former Legacy Worldpay owners in accordance with the amendment. A payment was made in the fourth quarter of 2020 related to Visa Inc.'s release of preferred stock in September 2020.

The Company has elected the fair value option under ASC 825, Financial Instruments ("ASC 825"), for measuring its preferred stock asset and related CVR liability. The estimated fair value of the preferred stock and related component of the CVR liability are determined using Level 3-type measurements. Significant inputs into the valuation of the preferred stock include the Visa Inc. Class A common stock price per share and the conversion ratio, which are observable, as well as the expected timing of future preferred stock releases for conversion into common stock and an estimate of the potential losses that will result from the ongoing litigation involving Visa Europe, which are unobservable. The fair value of the preferred stock was $593 million at September 30, 2020, with $540 million recorded as Prepaid expenses and other current assets for the preferred stock that has been released to date and $53 million recorded as Other noncurrent assets for the remaining preferred stock. The fair value of the preferred stock was $400 million at December 31, 2019, recorded in Other noncurrent assets.

The Company also records the cash consideration component of the CVR liability at fair value under ASC 825. As a result of the amendment, the estimated fair value of the cash consideration component of the CVR liability is determined using Level 3-type measurements, including a discount rate based on the bond yield for the Company's credit rating and remaining payment term as the significant unobservable input. The fair value of the CVR liability was $779 million at September 30, 2020, with $394 million recorded as Accounts payable, accrued and other liabilities for the preferred stock that has been released to date and $385 million recorded as Other noncurrent liabilities for the remaining preferred stock and cash consideration components. The fair value of the CVR liability was $838 million at December 31, 2019, recorded in Other noncurrent liabilities on the consolidated balance sheet.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Pursuant to ASC 825, the Company remeasures the fair value of the preferred stock and CVR liability each reporting period. The net change in fair value was $48 million and $74 million during the three and nine months ended September 30, 2020, respectively, recorded in Other income (expense), net on the consolidated statements of earnings.

(6)       Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of September 30, 2020, and December 31, 2019, consist of the following (in millions):

	September 30, 2020	December 31, 2019
Contract costs on implementations in progress	$187	$138
Contract origination costs on completed implementations, net	472	352
Contract fulfillment costs on completed implementations, net	192	177
Total Deferred contract costs, net	$851	$667

Amortization of deferred contract costs on completed implementations was $56 million and $48 million during the three months and $162 million and $136 million during the nine months ended September 30, 2020 and 2019, respectively, and there were no significant impairment losses in relation to the costs capitalized for the periods presented.

(7)       Debt

Long-term debt as of September 30, 2020, and December 31, 2019, consists of the following (in millions):

	September 30, 2020
		Weighted
		Average
	Interest	Interest		September 30,	December 31,
	Rates	Rate	Maturities	2020	2019
Fixed Rate Notes
Senior USD Notes	3.0% - 5.0%	3.8%	2023 - 2048	$4,938	$4,938
Senior Euro Notes	0.1% - 3.0%	1.0%	2021 - 2039	9,086	8,694
Senior GBP Notes	1.7% - 3.4%	2.7%	2022 - 2031	2,380	2,440
Senior Euro Floating Rate Notes		0.0%	2021	586	561
Revolving Credit Facility (1)		—%	2023	—	600
Other				55	136
Total long-term debt, including current portion				17,045	17,369
Current portion of long-term debt				(1,832)	(140)
Long-term debt, excluding current portion				$15,213	$17,229

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Short-term borrowings as of September 30, 2020, and December 31, 2019, consists of the following (in millions):

	September 30, 2020
	Weighted
	Average
	Interest		September 30,	December 31,
	Rate	Maturities	2020	2019
Euro-commercial paper notes ("ECP Notes")	(0.1)%	Up to 183 days	$3,097	$2,523
U.S. commercial paper notes ("USCP Notes")	—%	Up to 397 days	—	200
Other			47	100
Total Short-term borrowings			$3,144	$2,823

As of September 30, 2020, the weighted-average interest rate of the Company's outstanding debt was 1.6%, including the impact of interest rate swaps (see Note 8).

The following summarizes the aggregate maturities of our long-term debt, including other financing obligations for certain hardware and software, based on stated contractual maturities, excluding the fair value of the interest rate swap discussed below and net unamortized non-cash bond premiums and discounts of $24 million, as of September 30, 2020 (in millions):

Total
2020 remaining period	$19
2021	1,834
2022	1,595
2023	2,189
2024	993
Thereafter	10,534
Total principal payments	17,164
Debt issuance costs, net of accumulated amortization	(95)
Total long-term debt	$17,069

There are no mandatory principal payments on the Revolving Credit Facility, and any balance outstanding on the Revolving Credit Facility will be due and payable at its scheduled maturity date, which occurs at September 21, 2023.

Revolving Credit Facility

As of September 30, 2020, the borrowing capacity remaining under the Revolving Credit Facility was $2,401 million (net of $3,097 million of capacity backstopping our commercial paper notes and $2 million in outstanding letters of credit issued under the Revolving Credit Facility).

Fair Value of Debt

The fair value of the Company's long-term debt using Level 2-type measurements is estimated to be approximately $1,422 million and $900 million higher than the carrying value, excluding the fair value of the interest rate swap and unamortized discounts, at September 30, 2020, and December 31, 2019, respectively.

(8)       Financial Instruments

Fair Value Hedge

The Company holds an interest rate swap with a €500 million notional value converting the interest rate exposure on the Company's Senior Euro Notes due 2024 from fixed to variable. This swap is designated as a fair value hedge for accounting purposes with an asset fair value of $15 million and $10 million at September 30, 2020, and December 31, 2019, respectively, reflected as an increase in the hedged debt balance (see Note 7).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net Investment Hedges

The purpose of the Company's net investment hedges, as discussed below, is to reduce the volatility of FIS' net investment value in its Euro- and Pound Sterling-denominated operations due to changes in foreign currency exchange rates.

The Company recorded net investment hedge aggregate gain (loss), net of tax, for the change in fair value as Foreign currency translation adjustments, within Other comprehensive earnings (loss), net of tax on the consolidated statements of comprehensive earnings of $(597) million and $185 million during the three months and $(263) million and $198 million, during the nine months ended September 30, 2020 and 2019, respectively. No ineffectiveness has been recorded on the net investment hedges.

Foreign Currency-Denominated Debt Designations

The Company designates certain foreign currency-denominated debt as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations. As of September 30, 2020, an aggregate €10,904 million was designated as a net investment hedge of the Company's investment in Euro-denominated operations related to the Senior Euro Floating Rate Notes, Senior Euro Notes with maturities ranging from 2021 to 2039 and ECP Notes, and an aggregate £1,850 million was designated as a net investment hedge of the Company's Pound Sterling-denominated operations related to the Senior GBP Notes with maturities ranging from 2022 to 2031.

Cross-Currency Interest Rate Swap Designations

The Company holds cross-currency interest rate swaps and designates them as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations.

As of September 30, 2020, an aggregate notional amount of €2,006 million was designated as a net investment hedge of the Company's investment in Euro-denominated operations, and an aggregate notional amount of £556 million was designated as a net investment hedge of the Company's Pound Sterling-denominated operations. The fair value of the cross-currency interest rate swaps was a net $76 million and $167 million liability at September 30, 2020, and December 31, 2019, respectively.

(9)    Commitments and Contingencies

Reliance Trust Claims

Reliance Trust Company ("Reliance"), the Company's subsidiary, is a defendant in a class action arising out of its provision of services as the discretionary trustee for a 401(k) Plan (the "Plan") for one of its customers. On behalf of the Plan participants, plaintiffs in the action, which was filed in December 2015, seek damages and attorneys' fees, as well as equitable relief, against Reliance and the Plan's sponsor and record-keeper for alleged breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974 ("ERISA"). At a non-jury trial conducted in March 2020, Reliance vigorously defended the action and contended that no breaches of fiduciary duty or prohibited transactions occurred and that Plan participants suffered no damages. At trial, Plaintiffs claimed damages of approximately $127 million against all defendants. On October 12, 2020, Reliance and plaintiffs entered into a settlement agreement, which is subject to final court approval, to settle all allegations and claims asserted in the action for $39.8 million without equitable relief. On October 14, 2020, the Court preliminarily approved the settlement agreement. In the settlement agreement, Reliance admitted no wrongdoing or liability with respect to any of the allegations or claims and maintains that the Plan was managed, operated, and administered during its tenure as the Plan's discretionary trustee in full compliance with ERISA and applicable regulations. Upon final court approval, all allegations and claims will be settled and released with prejudice. The Company recorded a liability for the agreed settlement amount of $39.8 million and a corresponding loss in Other income (expense), net on the consolidated statement of earnings for the three and nine months ended September 30, 2020.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and beginning in 2012 brought claims against Prosegur and Servicos on the grounds that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities filed 14 claims against Servicos asserting potential tax liabilities of approximately $11 million. There are potentially 24 additional claims against Transpev/Prosegur for which Servicos is named as a co-defendant or may be named, but for which Servicos has not yet been served. These additional claims amount to approximately $34 million making the total potential exposure for all 38 claims approximately $45 million. We do not believe a liability for these 38 total claims is probable and, therefore, have not recorded a liability for any of these claims.

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

The consolidated balance sheet as of September 30, 2020, includes a total liability of $543 million relating to the TRA. The following table summarizes our estimated payment obligation timing under the TRA as of September 30, 2020 (in millions):

		Payments Due in
Type of Obligation	Total	2020 Remaining Period	1-3 Years	3-5 Years	More than 5 Years
Obligations under TRA	$543	$11	$267	$252	$13

Chargeback Liability

Through services offered in our Merchant Solutions segment, the Company is exposed to potential losses from merchant-related chargebacks. A chargeback occurs when a dispute between a cardholder and a merchant, including a claim for non-delivery of the product or service by the merchant, is not resolved in favor of the merchant and the transaction is charged back to the merchant resulting in a refund of the purchase price to the cardholder. If the Company is unable to collect this chargeback amount from the merchant due to closure, bankruptcy or other reasons, the Company bears the loss for the refund paid to the cardholder. The risk of chargebacks is typically greater for those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. The economic impact of the COVID-19 pandemic has not resulted in material chargeback losses as of September 30, 2020; however, it is reasonably possible that the Company has incurred or may incur significant losses related to future chargebacks. Due to the unprecedented nature of the pandemic and the numerous current and future uncertainties that may impact any potential chargeback losses, and considering that the Company has no historical experience with similar uncertainties, a reasonable estimate of the possible accrual for future chargeback losses or range of losses cannot be made.

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

(10)    Related-Party Transactions

The Company holds a noncontrolling ownership stake in Cardinal Holdings ("Cardinal"), which operates the Capco consulting business. FIS' ownership stake in Cardinal at September 30, 2020, and December 31, 2019, was 37%. The ownership stake in Cardinal is recorded as an equity method investment included within Other noncurrent assets on the consolidated balance sheets. The carrying value of this equity method investment at September 30, 2020, and December 31, 2019, was $134 million and $142 million, respectively. FIS provides ongoing management consulting services and other services to Cardinal. Amounts transacted through these agreements were not significant to the 2020 and 2019 periods presented.

(11)     Net Earnings per Share

The basic weighted average shares and common stock equivalents for the three and nine months ended September 30, 2020 and 2019, were computed using the treasury stock method.

The following table summarizes net earnings and net earnings per share attributable to FIS common stockholders for the three and nine months ended September 30, 2020 and 2019 (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net earnings attributable to FIS common stockholders	$20	$154	$54	$456
Weighted average shares outstanding — basic	620	516	618	388
Plus: Common stock equivalent shares	7	8	8	8
Weighted average shares outstanding — diluted	627	524	626	396
Net earnings per share-basic attributable to FIS common stockholders	$0.03	$0.30	$0.09	$1.18
Net earnings per share-diluted attributable to FIS common stockholders	$0.03	$0.29	$0.09	$1.15

Options to purchase less than 1 million shares of our common stock for the three months and approximately 2 million and 1 million shares for the nine months ended September 30, 2020 and 2019, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

On July 20, 2017, our Board of Directors approved a plan authorizing repurchases of up to $4.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2020.  This share repurchase authorization replaced any existing share repurchase authorization. Approximately $2.3 billion of plan capacity remained available for repurchases as of September 30, 2020. Management temporarily suspended share repurchases as a result of the Worldpay transaction to accelerate debt repayment.

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

The Company recorded acquisition and integration costs primarily related to the Worldpay acquisition, as well as certain other costs associated with data center consolidation activities totaling $20 million and $25 million for the three months ended and $60 million and $50 million for the nine months ended September 30, 2020 and 2019, respectively, and incremental charges directly related to COVID-19 of $41 million and $56 million for the three and nine months ended September 30, 2020, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Adjusted EBITDA

Adjusted EBITDA is a measure of segment profit or loss that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), equity method investment earnings (loss), depreciation and amortization, and certain non-operating items. The non-operating items affecting the segment profit measure generally include purchase accounting adjustments as well as acquisition, integration and certain other costs. These costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments.

Summarized financial information for the Company's segments is shown in the following tables. The Company does not evaluate performance or allocate resources based on segment asset data; therefore, such information is not presented.

For the three months ended September 30, 2020 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$1,017	$1,507	$626	$47	$3,197
Operating expenses	(604)	(986)	(411)	(965)	(2,966)
Depreciation and amortization (including purchase accounting amortization)	74	132	71	654	931
Acquisition, integration and other costs	—	—	—	195	195
Adjusted EBITDA	$487	$653	$286	$(69)	$1,357

Adjusted EBITDA					$1,357
Depreciation and amortization					(238)
Purchase accounting amortization					(693)
Acquisition, integration and other costs					(195)
Interest expense, net					(84)
Other income (expense), net					(4)
(Provision) benefit for income taxes					(121)
Equity method investment earnings (loss)					—
Net earnings attributable to noncontrolling interest					(2)
Net earnings attributable to FIS common stockholders					$20
Capital expenditures	$92	$130	$61	$10	$293
(1)Capital expenditures for the three months ended September 30, 2020, include $21 million in other financing obligations for certain hardware and software.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended September 30, 2019 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$705	$1,443	$611	$63	$2,822
Operating expenses	(383)	(943)	(388)	(968)	(2,682)
Depreciation and amortization (including purchase accounting amortization)	43	127	57	525	752
Acquisition, integration and other costs	—	—	—	213	213
Asset impairments	—	—	—	87	87
Adjusted EBITDA	$365	$627	$280	$(80)	$1,192

Adjusted EBITDA					$1,192
Depreciation and amortization					(206)
Purchase accounting amortization					(546)
Acquisition, integration and other costs					(213)
Asset impairments					(87)
Interest expense, net					(95)
Other income (expense), net					164
(Provision) benefit for income taxes					(48)
Equity method investment earnings (loss)					(5)
Net earnings attributable to noncontrolling interest					(2)
Net earnings attributable to FIS common stockholders					$154
Capital expenditures (1)	$47	$156	$59	$21	$283
(1)Capital expenditures for the three months ended September 30, 2019, include $24 million in other financing obligations for certain hardware and software.

For the nine months ended September 30, 2020 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$2,764	$4,447	$1,886	$139	$9,236
Operating expenses	(1,747)	(2,963)	(1,236)	(2,905)	(8,851)
Depreciation and amortization (including purchase accounting amortization)	224	392	203	1,941	2,760
Acquisition, integration and other costs	—	—	—	616	616
Adjusted EBITDA	$1,241	$1,876	$853	$(209)	$3,761

Adjusted EBITDA					$3,761
Depreciation and amortization					(705)
Purchase accounting amortization					(2,055)
Acquisition, integration and other costs					(616)
Interest expense					(252)
Other income (expense), net					31
(Provision) benefit for income taxes					(94)
Equity method investment earnings (loss)					(9)
Net earnings attributable to noncontrolling interest					(7)
Net earnings attributable to FIS common stockholders					$54
Capital expenditures	$272	$383	$165	$39	$859

(1)Capital expenditures for the nine months ended September 30, 2020, include $21 million in other financing obligations for certain hardware and software.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2019 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$852	$4,173	$1,778	$188	$6,991
Operating expenses	(503)	(2,810)	(1,149)	(1,683)	(6,145)
Depreciation and amortization (including purchase accounting amortization)	48	375	161	904	1,488
Acquisition, integration and other costs	—	—	—	293	293
Asset impairments				87	87
Adjusted EBITDA	$397	$1,738	$790	$(211)	$2,714

Adjusted EBITDA					$2,714
Depreciation and amortization					(594)
Purchase accounting amortization					(894)
Acquisition, integration and other costs					(293)
Asset impairments					(87)
Interest expense, net					(242)
Other income (expense), net					(8)
(Provision) benefit for income taxes					(119)
Equity method investment earnings (loss)					(18)
Net earnings attributable to noncontrolling interest					(3)
Net earnings attributable to FIS common stockholders					$456
Capital expenditures (1)	$50	$358	$167	$28	$603

(1)Capital expenditures for the nine months ended September 30, 2019, include $59 million in other financing obligations for certain hardware and software.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless stated otherwise or the context otherwise requires, all references to "FIS," "we," the "Company" or the "registrant" are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries.

The following discussion should be read in conjunction with Item 1. Condensed Consolidated Financial Statements (Unaudited) and the Notes thereto included elsewhere in this report. The statements contained in this Form 10-Q or in our other documents or in oral presentations or other management statements that are not purely historical are forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about anticipated financial outcomes, including any earnings guidance or projections of the Company, projected revenue or expense synergies, business and market conditions, outlook, foreign currency exchange rates, deleveraging plans, expected dividends and share repurchases, the Company's sales pipeline and anticipated profitability and growth, as well as other statements about our expectations, beliefs, intentions, or strategies regarding the future, or other characterizations of future events or circumstances, are forward-looking statements. In many cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of these terms and other comparable terminology. These statements relate to future events and our future results and involve a number of risks and uncertainties. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management.

Actual results, performance or achievement could differ materially from those contained in these forward-looking statements. The risks and uncertainties to which forward-looking statements are subject include the following, without limitation:

•the outbreak or recurrence of the novel coronavirus ("COVID-19") and measures to reduce its spread, including the impact of governmental or voluntary actions such as business shutdowns and stay-at-home orders;
•the duration, including any recurrence, of the COVID-19 pandemic and its impacts, including the general impact of an economic recession, reductions in consumer and business spending, and instability of the financial markets across the globe;
•the economic and other impacts of COVID-19 on our clients which affect the sales of our solutions and services and the implementation of such solutions;
•the risk of losses in the event of defaults by merchants (or other parties) to which we extend credit in our card settlement operations or in respect of any chargeback liability, either of which could adversely impact liquidity and results of operations;
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
•the risk that election results in the U.S. may result in additional regulation and additional regulatory and tax costs;
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

Overview

FIS is a leading provider of technology solutions for merchants, banks and capital markets firms globally. Our employees are dedicated to advancing the way the world pays, banks and invests by applying our scale, deep expertise and data-driven insights. We help our clients use technology in innovative ways to solve business-critical challenges and deliver superior experiences for their customers. Headquartered in Jacksonville, Florida, FIS is a Fortune 500® company and is a member of Standard & Poor's 500® Index.

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

Business Trends and Conditions

Our revenue is primarily derived from a combination of technology and processing services, payment transaction fees, professional services and software license fees. The majority of our revenue has historically been recurring and has been provided under multi-year Banking and Capital Markets contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients' operations. Although Merchant has a lesser percentage of multi-year contracts, substantially all of its revenue is recurring. A considerable portion of our Merchant recurring revenue, and to a lesser extent a portion of our Banking recurring revenue, is derived from transaction processing fees that fluctuate with the number or value of transactions processed, among other variable measures, associated with consumer, commercial and capital markets activity. Professional services revenue is typically non-recurring, though recognition often occurs over time rather than at a point in time. Sales of software licenses are typically non-recurring with point-in-time recognition and are less predictable.

COVID-19 continued to impact our financial results in the third quarter of 2020. In certain locations, where government lockdowns and shelter-in-place orders have been loosened, consumer spending impacting our Merchant Solutions payments volume and related transaction revenue has partially recovered, while certain verticals like travel, entertainment and hospitality continue to be significantly impacted. The Company's revenue continues to be impacted by reduced payment processing volumes within our Merchant Solutions segment and, to a lesser extent, transaction volume within our Banking Solutions segment, but both have improved in the third quarter of 2020.

We have seen some slowdown in customer decision-making on sales and implementation of our solutions, as well as on software licenses and professional services. These delays, due largely to client caution, have adversely affected our business, results of operations and financial condition in the third quarter of 2020 and could continue, although the magnitude and duration of their ultimate effect is not possible to predict and has not been material to date. We have continued to prioritize investments in solutions that help address the needs of our clients in order to increase the Company's potential to resume strong revenue growth following the pandemic.

In response to COVID-19, we are continuing to take several actions to manage discretionary expenses, including reducing office space, prohibiting most travel and reducing incentive compensation, as well as accelerating automation and functional alignment across the organization. These actions are expected to reduce such expenses by approximately $300 million in 2020. Of this amount, approximately $220 million relates to reducing incentive compensation for 2020, which is not an action we expect to take with respect to 2021 incentive compensation.

Our extension of higher-than-usual levels of credit to our merchant clients as part of funds settlement in connection with payments to their customers, for, among other things, refunds for cancelled trips and events, lessened as the third quarter progressed and government lockdown orders continue to be relaxed or moderated. We are exposed to losses if our merchant customers are unable to repay the credit we have extended or to fund their liability for chargebacks due to closure, insolvency, bankruptcy or other reasons. This increase in extended credit or potential liability for chargebacks did not have a material impact on our liquidity for the three- and nine-month periods ended September 30, 2020, although certain of our merchant clients have ceased doing business, at least for a period of time, and we continue to monitor their impact on our liquidity, results of operations and financial condition.

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

Over the last four years, we have moved approximately 73% of our server compute, primarily in North America, to our FIS cloud located in our strategic data centers, and our goal is to increase that percentage to 80% by the end of 2021. This allows us to further enhance security for our clients' data and increases the flexibility and speed with which we can provide services and solutions to our clients, eventually at lesser cost. Concurrently, we have continued to consolidate our data centers, closing seven data centers in 2019 and an additional five data centers during the nine months ended September 30, 2020. Our consolidation has generated a savings for the Company as of the end of the third quarter of 2020 of approximately $230 million in run-rate annual expense reduction since the program's inception in mid-2016. We plan to close and consolidate approximately 8 more data centers by the end of 2021, which should result in additional run-rate annual expense reduction of approximately $20 million.

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

The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, developing social distancing plans for our employees and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, clients and business partners. Where government lockdowns have prohibited or slowed down certain functions at specific locations, FIS has outfitted employees to provide services from home or transferred work to other locations. Nearly 95% of our employees remain in a work-from-home status and have been effectively outfitted to continue to provide all necessary services to our clients. We will continue this work-from-home status in most locations this year, as the safety of our employees is a top priority. Additionally, for its employees, the Company has expanded sick leave for employees affected by COVID-19, expanded telemedicine internationally, provided special pay for certain employees involved in critical infrastructure who could not work from home, and expanded its FIS Cares program to benefit employees in need around the world.

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

As a result of the Worldpay acquisition completed on July 31, 2019, FIS is now a global leader in the merchant solutions industry, with differentiated solutions throughout the payments market, including capabilities in global eCommerce, integrated payments, and enterprise payments and data security solutions in business-to-business ("B2B") payments. These solutions bring together advanced payments technologies at each stage of the transaction life cycle. The Worldpay acquisition broadened our solution portfolio, enabling us to significantly expand our merchant acquiring solutions, including our capabilities in the growing eCommerce and integrated payments segments of the market, which are in demand among our merchant clients as they look for ways to integrate technology into their business models. The combination also favorably impacts our business mix with a greater concentration in higher growth and higher margin services. The Worldpay acquisition significantly increased our revenue as well as our amortization expense for acquired intangibles and our acquisition, integration and other costs. However, due to the COVID-19 pandemic, our merchant processing revenue has been adversely impacted, particularly in the areas of travel, entertainment and hospitality, and we expect revenue will continue to be adversely impacted until the economic effects and government, company, and public travel restrictions due to the pandemic subside around the world.

Following the Worldpay acquisition, we are focused on completing post-merger integration to achieve potential incremental revenue opportunities and expense efficiencies created by the combination of the two companies. We have a history of successfully integrating the operations and technology platforms of acquired companies, including winding down legacy environments and consolidating platforms from other acquisitions into our environment. Based on prior integration experience, we developed integration plans to achieve the potential benefits created by the Worldpay acquisition. As of the end of the third quarter of 2020, our achievement of revenue and expense synergies remain on track to exceed our previously announced targets.

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

Transactions with Related Parties

See Note 10 to the consolidated financial statements for a detailed description of transactions with related parties.

Consolidated Results of Operations
(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$3,197	$2,822	$9,236	$6,991
Cost of revenue	2,104	1,838	6,238	4,623
Gross profit	1,093	984	2,998	2,368
Selling, general and administrative expenses	862	757	2,613	1,435
Asset impairments	—	87	—	87
Operating income	231	140	385	846
Other income (expense):
Interest expense, net	(84)	(95)	(252)	(242)
Other income (expense), net	(4)	164	31	(8)
Total other income (expense), net	(88)	69	(221)	(250)
Earnings before income taxes and equity method investment earnings (loss)	143	209	164	596
Provision (benefit) for income taxes	121	48	94	119
Equity method investment earnings (loss)	—	(5)	(9)	(18)
Net earnings	22	156	61	459
Net (earnings) loss attributable to noncontrolling interest	(2)	(2)	(7)	(3)
Net earnings attributable to FIS common stockholders	$20	$154	$54	$456

Net earnings per share — basic attributable to FIS common stockholders	$0.03	$0.30	$0.09	$1.18
Weighted average shares outstanding — basic	620	516	618	388
Net earnings per share — diluted attributable to FIS common stockholders	$0.03	$0.29	$0.09	$1.15
Weighted average shares outstanding — diluted	627	524	626	396

Comparisons of three-month and nine-month periods ended September 30, 2020 and 2019

Revenue

Revenue increased $375 million, or 13%, for the three-month period ended September 30, 2020 as compared to 2019 primarily due to incremental revenue from the Worldpay acquisition. Revenue was adversely impacted by reduced payment processing volumes within our Merchant Solutions segment in certain verticals, primarily travel, entertainment and hospitality, and, to a lesser extent, transaction volume within our Banking Solutions segment, each as a result of the COVID-19 pandemic.

Revenue increased $2,245 million, or 32%, for the nine-month period ended September 30, 2020 as compared to 2019 primarily due to incremental revenue from the Worldpay acquisition. Revenue was adversely impacted by reduced payment processing volumes within our Merchant Solutions segment and, to a lesser extent, transaction volume within our Banking Solutions segment, as a result of the COVID-19 pandemic.

See Segment Results of Operations below for more detailed explanation.

Cost of Revenue and Gross Profit

Cost of revenue totaled $2,104 million and $1,838 million for the three-month periods and $6,238 million and $4,623 million for the nine-month periods ended September 30, 2020 and 2019, respectively. Gross profit totaled $1,093 million and $984 million for the three-month periods and $2,998 million and $2,368 million for the nine-month periods ended September 30, 2020 and 2019, respectively. Gross profit as a percentage of revenue ("gross margin") was 34% and 35% for the three-month periods and 32% and 34% for the nine-month periods ended September 30, 2020 and 2019, respectively. The increase in gross profit for 2020 as compared to 2019 primarily resulted from the revenue variances noted above. The decrease in gross margin during the 2020 periods as compared to 2019 primarily resulted from higher acquired intangible asset amortization expense, partially offset by higher margin revenue from the Worldpay acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $105 million, or 14%, for the three-month period and $1,178 million, or 82%, for the nine-month period ended September 30, 2020 as compared to 2019 primarily due to incremental Worldpay corporate and infrastructure expenses and higher acquisition, integration and other costs during the nine month period of 2020. These expenses were partially offset by lower discretionary spending during the COVID-19 pandemic.

Asset Impairments

During the three months ended September 30, 2019, the Company recorded pre-tax asset impairments totaling $87 million, primarily related to certain computer software resulting from the Company's net realizable value analysis.

Operating Income

Operating income increased $91 million, or 65%, for the three-month period and decreased $461 million, or 54%, for the nine-month period ended September 30, 2020 as compared to 2019, respectively. Operating income as a percentage of revenue ("operating margin") was 7% and 5% for the three-month periods and 4% and 12% for the nine-month periods ended September 30, 2020 and 2019, respectively. The changes in operating income for the three-month and nine-month periods of 2020 as compared to 2019, and the change in operating margin during the 2020 periods as compared to 2019, resulted from the revenue and cost variances noted above.

Total Other Income (Expense), Net

The decrease of $11 million in interest expense, net for the three-month period ended September 30, 2020, as compared to 2019 is primarily due to a lower weighted-average interest rate on the outstanding debt. The increase of $10 million in interest expense, net for the nine-month period ended September 30, 2020 as compared to 2019, is primarily due to higher outstanding debt due to the Worldpay acquisition, mostly offset by a lower weighted-average interest rate on the outstanding debt.

Other income (expense), net decreased $168 million to $4 million expense for the three-month period ended September 30, 2020, as compared to $164 million income for the three-month period ended September 30, 2019. Other income (expense), net increased $39 million to $31 million income for the nine-month period ended September 30, 2020, as compared to $(8) million expense for the nine-month period ended September 30, 2019. Other income (expense), net for the three- and nine-month periods ended September 30, 2020, primarily includes the fair value adjustment on certain assets and liabilities offset by foreign currency transaction remeasurement losses and the pending settlement recorded for the Reliance Trust claims, which is further described in Note 9 to the consolidated financial statements. Other income (expense), net for the three- and nine-month periods ended September 30, 2019, primarily includes acquisition financing costs and the non-cash foreign currency impact of non-hedged Euro- and Pound Sterling-denominated notes issued to finance the Worldpay acquisition, during the period from the date of issue of the notes to the date of the acquisition.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes totaled $121 million and $48 million for the three-month periods and $94 million and $119 million for the nine-month periods ended September 30, 2020 and 2019, respectively, resulting in effective tax rates of 85% and 23% for the three-month periods and 57% and 20% for the nine-month periods ended September 30, 2020 and 2019, respectively. The three and nine months ended September 30, 2020, include a one-time net remeasurement of certain deferred tax liabilities due to the increase in the U.K. corporate statutory tax rate from 17% to 19% enacted on July 22, 2020.

Equity Method Investment Earnings (Loss)

FIS holds a 37% ownership stake in Cardinal, as further described in Note 10 to the consolidated financial statements. As a result, we recorded equity method investment losses of $0 million and $5 million for the three-month periods and $9 million and $18 million for the nine-month periods ended September 30, 2020 and 2019, respectively.

Net (Earnings) Loss Attributable to Noncontrolling Interest

Net (earnings) loss attributable to noncontrolling interest includes Virtus operations subsequent to acquisition in January 2020 and totaled $(2) million and $(2) million for the three-month periods and $(7) million and $(3) million for the nine-month periods ended September 30, 2020 and 2019, respectively.

Net Earnings Attributable to FIS Common Stockholders

Net earnings attributable to FIS common stockholders totaled $20 million and $154 million resulting in earnings per diluted share of $0.03 and $0.29 for the three-month periods ended September 30, 2020 and 2019, respectively, and $54 million and $456 million resulting in earnings per diluted share of $0.09 and $1.15 for the nine-month periods ended September 30, 2020 and 2019, respectively. These results reflect the variances described above.

Segment Results of Operations

Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), equity method investment earnings (loss), depreciation and amortization, and certain non-operating items. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. The non-operating items affecting the segment profit measure generally include purchase accounting adjustments and acquisition, integration and certain other costs. These costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments. Financial information, including details of Adjusted EBITDA, for each of our segments is set forth in Note 12 to the consolidated financial statements.

As the Company continues to execute on its integration workflows and optimize its portfolio of assets, the Company reclassified certain non-strategic businesses from Merchant and Banking into Corporate and Other in the quarter ended March 31, 2020, and recast all prior-period segment information presented. These operations represented less than 2% of third quarter and year-to-date 2020 revenue. A description of these segments is included in Note 12 to the consolidated financial statements. Revenue by segment and the Adjusted EBITDA of our segments are discussed below in Segment Results of Operations.

Merchant Solutions

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Revenue	$1,017	$705	$2,764	$852
Adjusted EBITDA	$487	$365	$1,241	$397

Three months ended September 30:

Revenue increased $312 million due to incremental revenue from the Worldpay acquisition totaling $278 million, including a favorable foreign currency impact of $12 million driven by a weaker U.S. Dollar versus the British Pound Sterling. Revenue was also positively impacted by $54 million due primarily to the shifted timing of the U.S.tax filing deadline from the second to the third quarter of 2020. Revenue was adversely impacted by declines in payment processing volumes in certain verticals, primarily travel, entertainment and hospitality, as a result of the COVID-19 pandemic.

Adjusted EBITDA increased $122 million, and adjusted EBITDA margin decreased 390 basis points to 47.9%. The increase in Adjusted EBITDA primarily resulted from the incremental revenue from the Worldpay acquisition. The decrease in adjusted EBITDA margin was primarily due to decreasing volumes of high-margin services as a result of the COVID-19 pandemic.

Nine months ended September 30:

Revenue increased $1,912 million due to incremental revenue from the Worldpay acquisition totaling $1,928 million, including a favorable foreign currency impact of $3 million driven by a weaker U.S. Dollar versus the British Pound Sterling. Revenue was adversely impacted by declines in payment processing volumes as a result of the COVID-19 pandemic.

Adjusted EBITDA increased $844 million, and adjusted EBITDA margin decreased 170 basis points to 44.9%. The increase in Adjusted EBITDA primarily resulted from the incremental revenue from the Worldpay acquisition. The decrease in adjusted EBITDA margin was due to decreasing volumes of high-margin services as a result of the COVID-19 pandemic.

Banking Solutions

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Revenue	$1,507	$1,443	$4,447	$4,173
Adjusted EBITDA	$653	$627	$1,876	$1,738

Three months ended September 30:

Revenue increased $64 million, or 4.4%, primarily due to incremental revenue from the Worldpay acquisition contributing 1.9% and other items contributing an aggregate of 2.9%. Other items in Banking Solutions revenue were positively impacted by increased recurring revenue, including card production and prepaid card services driven by COVID-19 pandemic-related programs, partially offset by lower license revenue. Banking Solutions revenue was also adversely impacted by lower issuer processing due to the COVID-19 pandemic and an unfavorable foreign currency impact to growth contributing (0.5%), or approximately $7 million, primarily driven by a stronger U.S. Dollar versus the Brazilian Real.

Adjusted EBITDA increased $26 million, or 4.1%, and adjusted EBITDA margin decreased 20 basis points to 43.3%, primarily due to COVID-19 pandemic impacts to revenue mix.

Nine months ended September 30:

Revenue increased $274 million, or 6.6%, primarily due to incremental revenue from the Worldpay acquisition contributing 5.1% and other items contributing an aggregate of 3.4%. Other items in Banking Solutions revenue were positively impacted by COVID-19 pandemic-related programs including recurring revenue due to card production and prepaid card services and increased demand for digital banking offerings and non-recurring revenue due to Paycheck Protection Program (“PPP”) loan processing, partially offset by lower license revenue. Banking Solutions revenue was also adversely impacted by lower issuer processing due to the COVID-19 pandemic. These items were partially offset by (1) a decrease in non-recurring revenue from Latin America payments contributing (0.8%); (2) a decrease in termination fees contributing (0.4%); and (3) an unfavorable foreign currency impact to growth contributing (0.8%), or approximately $31 million, primarily driven by a stronger U.S. Dollar versus the Brazilian Real and Indian Rupee.

Adjusted EBITDA increased $138 million, or 7.9%, and adjusted EBITDA margin increased 60 basis points to 42.2%, primarily due to the addition of higher margin revenue from the Worldpay acquisition.

Capital Market Solutions

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Revenue	$626	$611	$1,886	$1,778
Adjusted EBITDA	$286	$280	$853	$790

Three months ended September 30:

Revenue increased $15 million, or 2.5%, primarily due to the purchase of a majority interest in Virtus Partners contributing 3.1% offset by other items contributing an aggregate of (1.5%) mainly driven by timing of software license renewals. Capital Markets had a favorable foreign currency impact to growth contributing 0.7%, or approximately $5 million, primarily driven by a weaker U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased $6 million, or 2.1%, due to the revenue impacts mentioned above. Adjusted EBITDA margin decreased 10 basis points to 45.7% primarily as a result of revenue mix.

Nine months ended September 30:

Revenue increased $108 million, or 6.1%, primarily due to the purchase of a majority interest in Virtus Partners contributing 3.4% and strong managed services growth and trading volumes contributing 2.8%. Capital Markets had an unfavorable foreign currency impact to growth contributing (0.1%), or approximately $2 million, primarily driven by a stronger U.S. Dollar versus the Brazilian Real.

Adjusted EBITDA increased $63 million, or 8.0%, due to the revenue impacts mentioned above. Adjusted EBITDA margin increased 80 basis points to 45.2% primarily due to ongoing expense initiatives and discretionary expense management.

Corporate and Other

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Revenue	$47	$63	$139	$188
Adjusted EBITDA	$(69)	$(80)	$(209)	$(211)

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from certain non-strategic businesses.

Three months ended September 30:

Revenue decreased $16 million, or 25.4%, due to client attrition in non-strategic businesses.

Adjusted EBITDA increased $11 million, or 13.8%, primarily due to lower discretionary expenses during the COVID-19 pandemic and operating expense synergy cost actions, partially offset by Adjusted EBITDA decline in non-strategic businesses.

Nine months ended September 30:

Revenue decreased $49 million, or 26.1%, due to client attrition in non-strategic businesses.

Adjusted EBITDA increased $2 million, or 0.9%, primarily due to lower discretionary expenses during the COVID-19 pandemic and operating expense synergy cost actions, partially offset by Adjusted EBITDA decline in non-strategic businesses.

Liquidity and Capital Resources

Cash Requirements

Our ongoing cash requirements include operating expenses, income taxes, tax receivable obligations, mandatory debt service payments, capital expenditures, stockholder dividends, regulatory requirements, working capital and timing differences in settlement-related assets and liabilities, and may include discretionary debt repayments, share repurchases and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Credit Facility, the U.S. commercial paper program and the Euro-commercial paper program discussed in Note 7 to the consolidated financial statements.

As of September 30, 2020, the Company had $4,227 million of available liquidity, including $1,826 million of cash and cash equivalents and $2,401 million of capacity available under its Revolving Credit Facility. Approximately $1,227 million of cash and cash equivalents is held by our foreign entities. Debt outstanding totaled $20.2 billion with an effective weighted average interest rate of 1.6%. Third quarter net cash provided by operating activities was $1,411 million.

The Company's liquidity continued to improve in the third quarter as compared to the onset of the pandemic as reduced government lockdowns and shelter-in-place orders allowed for an increase in consumer spending, positively affecting our transaction volumes. Additionally, the volume of consumer refunds continued to decline, thereby reducing the higher-than-usual levels of credit that were extended at the onset of the pandemic to our merchant clients as part of the funds settlement process. Our liquidity could be impacted if economic conditions deteriorate or as a result of governmental measures that might be imposed in response to the COVID-19 pandemic.

The Company remains committed to reducing its leverage incurred in the Worldpay acquisition while ensuring ample liquidity and continues to expect to reach its target leverage in 2021.

We expect that cash and cash equivalents plus cash flows from operations over the next 12 months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service.
We currently expect to continue to pay quarterly dividends. The Company paid dividends of $217 million during the quarter. However, the amount, declaration and payment of future dividends is at the discretion of our Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, the duration and impact of the COVID-19 pandemic, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.35 per common share is payable on December 28, 2020, to shareholders of record as of the close of business on December 14, 2020.

On July 20, 2017, our Board of Directors approved a plan authorizing repurchases of up to $4.0 billion of our outstanding common stock in the open market at prevailing market prices or in privately negotiated transactions through December 31, 2020.  This share repurchase authorization replaced any existing share repurchase authorization. Approximately $2.3 billion of plan capacity remained available for repurchases as of September 30, 2020. Management temporarily suspended share repurchases as a result of the Worldpay transaction to accelerate debt repayment.

Cash Flows from Operations

Cash flows from operations were $3,024 million and $1,741 million for the nine-month periods ended September 30, 2020 and 2019, respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization. Cash flows from operations were $1,283 million higher in the 2020 period primarily due to increased cash flow due to the Worldpay acquisition, partially offset by lower net earnings from the COVID-19 pandemic and Worldpay integration-related expenses.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for software (purchased and internally developed) and additions to property and equipment. We invested approximately $838 million and $544 million in capital expenditures (excluding other financing obligations for certain hardware and software) during the nine-month periods ended September 30, 2020 and 2019, respectively. We expect to continue investing in property and equipment, purchased software and internally developed software to support our core business initiatives.

We used $469 million and $6,629 million of cash (net of cash acquired) during the nine months ended September 30, 2020 and 2019, respectively, primarily for the Virtus and Worldpay acquisitions, respectively. See Note 3 to the consolidated financial statements.

Financing

For more information regarding the Company's debt and financing activity see Note 7 to the consolidated financial statements.

Contractual Obligations

There were no material changes in our contractual obligations through the nine months ended September 30, 2020, in comparison to the table included in our Annual Report on Form 10-K for the year ended December 31, 2019, except as disclosed in Notes 5 and 7 to the consolidated financial statements.
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
Our fixed rate senior notes (as included in Note 7 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of September 30, 2020. The carrying value, excluding the fair value of the interest rate swap described below and unamortized discounts, of our senior notes was $17.0 billion as of September 30, 2020. The fair value of our senior notes was approximately $18.4 billion as of September 30, 2020. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, Revolving Credit Facility, Senior Euro Floating Rate Notes (as included in Note 7 to the consolidated financial statements) and an interest rate swap on our fixed-rate long-term debt. At September 30, 2020, our weighted-average cost of debt was 1.6% with a weighted-average maturity of 5.4 years; 79% of our debt was fixed rate and the remaining 21% of our debt was variable rate. A 100 basis point increase in the weighted-average interest rate on our variable-rate debt would have increased our annual interest expense by $43 million. We performed the foregoing sensitivity analysis based solely on the principal amount of our variable-rate debt as of September 30, 2020. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on principal amounts of variable-rate debt outstanding as of September 30, 2019, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $47 million.

As of September 30, 2020, the following interest rate swap converting the interest rate exposure on our Senior Euro Notes due July 2024 from fixed to variable is outstanding (in millions):

			Bank pays	FIS pays
Effective Date	Maturity Date	Notional	fixed rate of	variable rate of
December 21, 2018	July 15, 2024	€500	1.100%	3-month Euribor + 0.878% (1)
(1) 0.443% in effect as of September 30, 2020.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. We generated approximately $612 million and $535 million during the three months and $1,740 million and $1,162 million during the nine months ended September 30, 2020 and 2019, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Brazilian Real and Indian Rupee. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three months ended September 30,		Nine months ended September 30,
Currency	2020	2019	2020	2019
Pound Sterling	$35	$27	$100	$44
Euro	8	8	24	22
Real	3	4	9	12
Rupee	3	3	7	9
Total increase or decrease	$49	$42	$140	$87

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

Due to the COVID-19 pandemic, a significant portion of our employees are now working from home. We leveraged our established business continuity plans as well as implemented a comprehensive Pandemic Plan in order to mitigate potential impacts to our control environment. Existing technology and procedures allow for the remote operation of controls.

Part II: OTHER INFORMATION

Item 1A. Risk Factors

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, for a detailed discussion of risk factors affecting the Company.

Item 6. Exhibits

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.1	Separation Agreement, Waiver and Release effective as of September 2, 2020, by and between Fidelity National Information Services, Inc., and Stephanie Ferris. (1)					*
10.2	Amendment to Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan. (1)					*
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: October 29, 2020	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: October 29, 2020	By:	/s/ CHRISTOPHER THOMPSON
Christopher Thompson
Chief Accounting Officer (Principal Accounting Officer)