Form 10-K
period 2020-12-31
Fidelity National Information Services, Inc.
filed 2021-02-18
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10-K
________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

As of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by nonaffiliates was $82,928,591,927 based on the closing sale price of $134.09 on that date as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant's common stock, $0.01 par value per share, was 621,128,642 as of February 17, 2021.

The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2020, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
2020 FORM 10-K ANNUAL REPORT

Table of Content
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

We have grown organically as well as through acquisitions, which have contributed critical solutions and services that complement or enhance our existing offerings, diversifying our revenue by client, geography and service offering, and opening new and profitable adjacent markets that align with our core solution strengths. FIS evaluates possible acquisitions that might contribute to our growth or performance on an ongoing basis. We also develop new solutions that enhance our client offerings. Following our acquisition of Worldpay, Inc. ("Worldpay"), on July 31, 2019, FIS is now a global leader in financial technology solutions and services for merchants, banks and capital markets. See Note 3 to the consolidated financial statements for additional discussion of the Worldpay acquisition.

FIS reports its financial performance based on the following segments: Merchant Solutions ("Merchant"), Banking Solutions ("Banking"), Capital Market Solutions ("Capital Markets") and Corporate and Other. See "Segment Information" below for additional discussion of our solutions and customers. See also Notes 2, 4 and 22 to the consolidated financial statements for additional information about our revenue.

Competitive Strengths

We believe our competitive strengths include the following:

•Brand. FIS has built a global highly-respected brand known for innovation and thought leadership in the financial services and merchant sectors.

•Extensive Domain Expertise and Extended Portfolio Breadth. FIS' significant expertise in the markets and domains we serve has enabled us to bring to market a broad range of innovative software applications and service offerings. This broad portfolio of solutions includes a wide range of flexible service arrangements, from managed processing arrangements, either at the client site or hosted at an FIS location, including data centers or our private cloud, to traditional license and maintenance approaches. This broad solution set allows us to bundle tailored or integrated services to compete effectively.

•Excellent and Long-term Relationships with Clients. A significant percentage of FIS' business with our clients relates to applications and services provided under multi-year, recurring contracts. The nature of these relationships allows us to develop close partnerships with these clients, resulting in high client retention rates. As the breadth of FIS' service offerings has expanded, we have found that our deep and broad access within our clients' organizations presents greater opportunities for cross-selling and up-selling solutions to our clients.

•Modern and Cloud-based Technologies. FIS leverages the modern architectures of our software applications and our ability to integrate many of our services with the services of others to provide customized solutions that respond to individualized client needs. We have made significant investment in modernizing our platforms and solutions and in moving our server compute into our private cloud located in our strategic data centers, supplemented by public clouds in certain regions, to increase speed of delivery to clients and increase solution availability to industry-best levels.

•Global Distribution and Scale. We are a global leader in many of the markets we serve, supported by a large, knowledgeable talent pool of employees around the world. Our worldwide presence and global scale enable us to

Table of Content
leverage our array of solution offerings, client relationships, and modern infrastructure to drive revenue growth and operating efficiency.

Strategy

Our mission is to deliver superior solutions and services to our clients and to expand our client base to generate sustained revenue and earnings growth for our shareholders. Our strategy to achieve this goal is built on the following pillars:

•Build, Buy, or Partner to Add Solutions to Win New Clients and Cross-sell to Existing Clients. We continue to invest in organic growth through internal software development as well as through acquisitions and equity investments that complement and extend our existing solutions and capabilities, providing us with additional solutions to cross sell existing clients and capture the interest of new clients. We also partner from time to time with other entities to provide comprehensive offerings to our clients and prospects. By investing in solution innovation, we continue to expand our value proposition to our clients and prospects.
•Support Our Clients Through Innovation. Changing market dynamics, particularly in the areas of digital delivery, information security, and regulation, are transforming the way our clients operate, which is driving incremental demand for our integrated solutions and services built around our intellectual property. As clients and prospects evaluate technology, business process changes and vendor risks, our depth of services capabilities enable us to become involved earlier in their planning and design process and assist them as they manage through these changes.

•Drive Efficiency and Scalability. We strive to improve the efficiency of our operations through investments in new technologies, processes and infrastructure modernization. We also leverage a one-to-many operating model for the majority of our solutions, which drives high incremental margins on revenue growth, while also providing cost-effective solutions for our clients.

•Expand Client Relationships. Through our global sales force and strategic commercial partnerships, we drive growth through client additions and through the expansion of existing client relationships in support of our clients' growth ambitions. Our clients across our strategic global markets reach across the size spectrum from large enterprises and financial institutions, including global or multi-national clients, to small businesses and community or regional financial institutions.

•Allocate Our Capital and Resources Strategically. As we make decisions with respect to building, buying or partnering to drive innovation in support of our clients, we prioritize the allocation of capital and other resources to the opportunities providing the highest client benefit and growth potential. We also continually review our portfolio of assets and businesses to assess their fit with our strategy and will from time to time decide to wind down or divest businesses or assets to redeploy capital to our areas of strategic focus. We believe that keeping our team and our capital strategically focused benefits our existing clients and our ability to win new clients.

Segment Information

As a result of the Company's acquisition of Worldpay, the Company reorganized its reportable segments in the quarter ended September 30, 2019, into Merchant, Banking, Capital Markets, and Corporate and Other. Reportable segments are organized based on solution offerings and target markets. The Company regularly assesses its portfolio of assets and reclassified certain non-strategic businesses from Merchant, Banking, and Capital Markets into Corporate and Other during the year ended December 31, 2020, and recast all prior-period segment information presented. These operations represented approximately 3% of 2020 revenue.

Our consolidated results generally do not reflect pronounced seasonality. However, revenues for each segment may reflect stronger or weaker quarters given the nature of our solutions offered. The Merchant business, in particular, is historically subject to seasonal fluctuations in revenue as a result of consumer spending patterns, with Merchant revenue being strongest in the fourth quarter and weakest in the first quarter. The novel coronavirus ("COVID-19") pandemic adversely impacted revenue particularly in Merchant from mid-March through the end of 2020 and has had some impact on seasonality seen in past years.

For information about current trends in market demand, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Trends and Conditions."

Table of Content
Revenue by Segment

The table below summarizes our revenue by reporting segment (in millions):

	2020	2019	2018
Merchant Solutions	$3,767	$1,942	$208
Banking Solutions	5,944	5,592	5,416
Capital Market Solutions	2,440	2,318	2,258
Corporate and Other	401	481	541
Total Consolidated Revenue	$12,552	$10,333	$8,423

Merchant Solutions ("Merchant")

The Merchant segment is focused on serving merchants of all sizes globally, enabling them to accept electronic payments, including card-based payments, contactless card and mobile wallet, originated at a physical point of sale, as well as card-not-present payments in eCommerce and mobile environments. Merchant services include all aspects of payment processing, including authorization and settlement, customer service, chargeback and retrieval processing, electronic payment transaction reporting and network fee and interchange management. Merchant also includes value-added services, such as security and fraud prevention solutions, advanced data analytics and information management solutions, foreign currency management and numerous funding options. Merchant serves clients in over 140 countries. Our Merchant clients are highly-diversified, including global enterprises, national retailers, and small- to medium-sized businesses. The Merchant segment utilizes broad and varied distribution channels, including direct sales forces and multiple referral partner relationships that provide us with a growing and diverse client base.

Our solutions in this segment include the following:

•Merchant Acquiring. Our merchant acquiring solutions primarily provide point-of-sale payment processing for merchants of all sizes with a focus on large multi-national enterprises. Our solutions provide payment acceptance from various payment types, including but not limited to debit, credit, EMV (Europay, MasterCard and Visa), contactless and loyalty point redemption.

•Integrated Payments. Our integrated payment solutions primarily leverage an independent software vendor ("ISV") partnership model where FIS provides the merchant acquiring capabilities for the ISV partner across several industry verticals and sub-verticals. These solutions also include merchant acquiring for payment facilitators ("PayFacs"), which consolidates multiple sub-merchant accounts under a master merchant identification number ("MID") account.

•Global eCommerce. Our global eCommerce solutions provide card-not-present merchant acquiring capabilities to merchants looking to sell their goods and services digitally. Our platforms enable both domestic and international capabilities and can provide a customizable and scalable solution to our merchants with best-in-class authorization rates.

Banking Solutions ("Banking")

The Banking segment is focused on serving all sizes of financial institutions with core processing software, transaction processing software and complementary applications and services, many of which interact directly with the core processing applications. We sell these solutions and services on either a bundled or stand-alone basis. Clients in this segment include global financial institutions, U.S. regional and community banks, credit unions and commercial lenders, as well as government institutions and other commercial organizations. Banking serves clients in more than 100 countries. We provide our clients integrated solutions characterized by multi-year processing contracts that generate highly recurring revenue. The predictable nature of cash flows generated from the Banking segment provides opportunities for further investments in innovation, integration, information and security, and compliance in a cost-effective manner. The results in this segment included the Reliance Trust Company of Delaware business through its divestiture on December 31, 2018 and the Company's Brazilian Venture business through its divestiture as part of the joint venture unwinding transaction on December 31, 2018 (see Note 19 to the consolidated financial statements).

Table of Content
Our solutions in this segment include the following:

•Core Processing and Ancillary Applications. Our core processing software applications are designed to run banking processes for our financial institution clients, including deposit and lending systems, customer management, and other central management systems, serving as the system that clients use to maintain the primary records of their customer accounts. Our diverse selection of market-focused core systems enables FIS to compete effectively in a wide range of markets. We continue to invest in our core modernization efforts to further differentiate our offerings for the long term. We also offer a number of services that are ancillary to the primary applications listed above, including branch automation, back-office support systems and compliance support.

•Digital, including Internet, Mobile and eBanking. Our comprehensive suite of retail delivery applications enables financial institutions to integrate and streamline customer-facing operations and back-office processes, thereby improving customer interaction across all channels (e.g., branch offices, internet, ATM, mobile, and call centers). FIS' focus on consumer access has driven significant market innovation in this area, with multi-channel and multi-host solutions and a strategy that provides tight integration of services and a seamless customer experience. We have been providing our large regional banking customers in the U.S. with Digital One, an integrated digital banking platform, and are now adding functionality and offering Digital One to our community bank clients. Digital One is integrated into several of the core banking platforms offered by FIS and is also offered to customers of non-FIS core banking systems.

•Fraud, Risk Management and Compliance. Our decision solutions offer a spectrum of options that cover the account lifecycle from helping to identify qualified account applicants to managing existing customer accounts and fraud. Our applications include know-your-customer, new account decisioning and opening, account and transaction management, fraud management and collections. Our risk management services use our proprietary risk management models and data sources to assist in detecting fraud and assessing the risk of opening a new account. Our systems use a combination of advanced authentication procedures, predictive analytics, artificial intelligence modeling and proprietary and shared databases to assess and detect fraud risk for deposit transactions for financial institutions.

•Electronic Funds Transfer and Network. Our electronic funds transfer and debit card processing businesses offer settlement and card management solutions for financial institution card issuers. We provide traditional ATM-based debit network access through NYCE, other branded networks, and emerging real-time payment alternatives. Our networks connect millions of cards and point-of-sale locations nationwide, providing consumers with secure, real-time access to their money. Also through our networks, clients such as financial institutions, retailers and independent ATM operators can capitalize on the efficiency, consumer convenience and security of electronic real-time payments, real-time account-to-account transfers, and strategic alliances such as surcharge-free ATM network arrangements.

•Card and Retail Payment. Our card and retail payment technology and services allow clients to issue VISA®, MasterCard® or other payment network branded credit and debit cards or other electronic payment cards for use by both consumer and business accounts. Card transactions continue to increase as a percentage of total point-of-sale payments, which fuels continuing demand for card-related services. We offer EMV integrated circuit cards, often referred to as smart cards or chip cards, as well as a variety of stored-value card types and loyalty/reward programs, including our Premium Payback service that allows our financial institution customers to use loyalty points at a variety of merchant point-of-sale systems. Our integrated services range from card production and activation to processing to an extensive range of fraud management services and value-added loyalty programs designed to increase card usage and fee-based revenue for financial institutions and merchants. The majority of our programs are full service, including most of the operations and support necessary for an issuer to operate a credit card program. We do not make credit decisions for our card issuing clients. We are also a leading provider of prepaid card services, which include digital cards, gift cards and reloadable cards, with end-to-end solutions for development, processing and administration of stored-value programs, including government benefit programs. Our closed-loop gift card solutions and loyalty programs provide merchants compelling solutions to drive consumer loyalty.

•Wealth and Retirement. We provide wealth and retirement solutions that help banks, trust companies, brokerage firms, insurance firms, retirement plan professionals, benefit administrators and independent advisors acquire, service and grow their client relationships. We provide solutions for client acquisition, transaction management, trust accounting and recordkeeping that can be deployed stand-alone or as part of an integrated wealth or retirement platform, or on an outsourced basis.

Table of Content
•Item Processing and Output Services. Our item processing services furnish financial institutions with the technology needed to capture data from checks, transaction tickets and other items; image and sort items; process exceptions through keying; and perform balancing, archiving and the production of statements. Our item processing services are performed at one of our multiple item processing centers located throughout the U.S. or on-site at client locations. Our extensive solutions include distributed (i.e., non-centralized) data capture, mobile deposit capture, check and remittance processing, fraud detection, and document and report management. Clients encompass banks and corporations of all sizes, from de novo banks to the largest financial institutions and corporations. We offer a number of output services that are ancillary to the primary solutions we provide, including print and mail capabilities, document composition software and solutions, and card personalization fulfillment services. Our print and mail services offer complete computer output solutions for the creation, management and delivery of print and fulfillment needs. We provide our card personalization fulfillment services for branded credit cards and branded and non-branded debit and prepaid cards.

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

Our solutions in this segment include the following:

•Securities Processing and Finance. Our offerings help financial institutions to increase the efficiency, transparency and control of their back-office trading operations, post-trade processing and settlement including derivative solutions, risk management, securities lending, syndicated lending, tax processing, and regulatory compliance. The breadth of our offerings also facilitates advanced business intelligence and market data distribution based on our extensive market data access.

•Global Trading. Our trading solutions provide trade execution, data and network solutions to financial institutions, corporations and municipalities in North America, Europe and other global markets across a variety of asset classes. Our trade execution and network solutions help both buy- and sell-side firms improve execution quality, decrease overall execution costs and address today's trade connectivity challenges.

•Asset Management and Insurance. We offer solutions that help institutional investors, insurance companies, hedge funds, private equity firms, fund administrators and securities transfer agents improve both investment decision-making and operational efficiency, while managing risk and increasing transparency. Our asset management solutions support every stage of the investment process, from research and portfolio management, to valuation, risk management, compliance, investment accounting, transfer agency and client reporting. Our insurance solutions help support front-office and back-office functions including actuarial risk calculations, policy administration and financial and investment accounting and reporting for a variety of insurance lines, including life and health, annuities and pensions, property and casualty, and reinsurance.

•Corporate Liquidity. Our corporate liquidity solutions help chief financial officers and treasurers manage working capital by reducing risk and improving communication and response time between a company's buyers, suppliers, banks and other stakeholders. Our end-to-end collaborative financial management framework helps bring together receivables, treasury and payments for a single view of cash and risk, which helps our clients optimize business processes for enhanced liquidity management.

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments, as well as certain non-strategic businesses that we plan to wind down or sell. The overhead and leveraged costs relate to corporate marketing, corporate finance and accounting, human resources,

Table of Content
legal, and amortization of acquisition-related intangibles and other costs, such as acquisition and integration expenses, that are not considered when management evaluates revenue-generating segment performance.

Sales and Marketing

We have experienced sales personnel with expertise in particular solutions and markets as well as across our various client segments—Merchant, Banking and Capital Markets. We believe that focusing our expertise on clients in specific markets (e.g., global financial institutions, North American financial institutions, North American merchants, etc.) and tailoring integrated solution sets of particular value to participants in those markets enables us to leverage opportunities to cross-sell and up-sell. We target the majority of our potential clients via direct and/or indirect field sales, as well as inbound and outbound lead generation, telesales and virtual sales efforts.

Our global marketing team develops and leads the execution of the Merchant, Banking and Capital Markets strategic marketing plans in support of the segments' reputation and relationship building goals in addition to their revenue and profitability goals. Key components of our strategic plans include brand management and digital enablement; market and competitive research; capturing client preferences; thought leadership; integrated go-to-market programs; internal communications and readiness; journalist, social media and industry analyst relations; client events; trade shows; high-touch client programs; demand generation campaigns; account- and deal-based marketing programs; collateral development and management across digital and online channels; and the commercialization of new products to market.

Patents, Copyrights, Trademarks and Other Intellectual Property

In general, we own the intellectual property and proprietary rights that are necessary for the conduct of our business and important to our future success, including trademarks, trade names, trade secrets, copyrights and patents. We license certain items from third parties under arms-length agreements for varying terms, including some "open source" licenses. Although we acquired the trademarks and trade names used by SunGard as part of our 2015 acquisition of SunGard and its subsidiaries, we note that following the split-off of the Availability Services ("AS") business by SunGard in 2014, AS has the right to use the Sungard Availability Services name, which does not include the right to use the SunGard name or its derivatives.

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

Competition

The markets for our solutions and services are intensely competitive. Depending on the business line, in our Merchant, Banking and Capital Markets segments, our primary competitors include internal technology or software development departments within financial institutions or other large companies, merchant acquirers, global eCommerce providers, global and regional companies providing payment services, third-party payment processors, securities exchanges, asset managers, card associations, clearing networks or associations, trust companies, independent computer services firms, companies that develop and deploy software applications, companies owned by global banks selling new competitive solutions, companies that provide customized development, implementation and support services, emerging technology innovators, and business process outsourcing companies. Many of these companies compete with us across multiple solutions, markets and geographies. Some of these competitors possess greater financial, sales and marketing resources than we do. Competitive factors impacting the success of our services across our segments include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, the ability to maintain, enhance and support the applications or services, price and overall relationship management. We believe we compete favorably in each of these categories. In addition, we believe our domain expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual clients, enhances our competitiveness against companies with more limited offerings. Our ability to innovate and scale digital payments and services during the COVID-19 pandemic has been a competitive advantage as well.

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

Table of Content
systems to address emerging technology trends in response to the needs of our clients and to enhance the capabilities of our outsourcing infrastructure. In addition, we intend to offer services compatible with new and emerging delivery channels.

As part of our research and development process, we evaluate current and emerging technology for compatibility with our existing and future software platforms. To this end, we engage with various hardware and software vendors in the evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. In the case of nearly all of our third-party software, enterprise license agreements exist for the third-party component and either alternative suppliers exist or transfer rights exist to ensure the continuity of supply. As a result, we are not materially dependent upon any third-party technology components. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Additionally, third-party software may be used for commodity-type functions within a technology platform environment. We work with our clients to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services. During the years ended December 31, 2020, 2019 and 2018, we incurred research and development costs that were non-capitalizable of approximately 3% to 4% of revenue.

Government Regulation

Our services are subject to a broad range of complex federal, state, and international regulations and requirements, as well as requirements under the rules of self-regulatory organizations including, without limitation, federal truth-in-lending and truth-in-savings rules, state money transmission laws, state cybersecurity protection laws, data protection and privacy laws, usury laws, laws governing state trust charters, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Bank Service Company Act, the Bank Secrecy Act, the USA Patriot Act, the Internal Revenue Code, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act, the Community Reinvestment Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Securities Exchange Act of 1934, the Investment Advisors Act of 1940 (the "1940 Act"), anti-corruption laws including the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, the rules and regulations of the Financial Industry Regulatory Authority ("FINRA"), the Securities and Exchange Commission ("SEC"), the Federal Financial Institutions Examination Council ("FFIEC"), the Consumer Financial Protection Bureau ("CFPB"), the Financial Conduct Authority in the U.K. ("FCA") and the Payment Systems Regulator in the U.K. ("PSR"), De Nederlandsche Bank ("DNB") in the Netherlands, the Ministry of Economy, Trade and Industry in Japan ("METI") and state financial services regulators (including enforcement of state cybersecurity laws). The compliance of our services and applications with these and other applicable laws and regulations depends on a variety of factors, including the manner in which our clients use them. In some cases, we are directly subject to regulatory oversight and examination. In other cases, our clients are contractually responsible for determining what is required of them under applicable laws and regulations and utilize our solutions and services to achieve compliance with those laws and regulations. In either case, the failure of our services to comply with applicable laws and regulations may result in suspension or revocation of the permission-based regulatory licenses, restrictions on our ability to provide those services, the imposition of civil fines and/or criminal penalties, and/or reputational damage. Further, regulatory authorities have the power to, among other things, enjoin "unsafe or unsound" practices, require affirmative actions to correct any violation or practice, issue administrative orders that can be judicially enforced and direct the sale of subsidiaries or other assets. We may be adversely affected by increased regulatory scrutiny or related negative publicity.

The principal areas of regulation impacting our business are the following:

•Oversight by Banking Regulators. As a provider of electronic data processing and back-office services to financial institutions, FIS is subject to regulatory oversight and examination by the FFIEC, including the Federal Deposit Insurance Corporation ("FDIC"), the Office of the Comptroller of the Currency ("OCC"), the Board of Governors of the Federal Reserve System ("FRB"), the National Credit Union Administration ("NCUA") and the CFPB as part of the Multi-Regional Data Processing Servicer ("MDPS") program. The MDPS program includes technology suppliers that provide mission critical applications for a large number of financial institutions that are regulated by multiple regulatory agencies. Periodic information technology examination assessments are performed using FFIEC Interagency guidelines to identify potential risks that could adversely affect serviced financial institutions, determine compliance with applicable laws and regulations that affect the services provided to financial institutions and ensure the services we provide to financial institutions do not create systemic risk to the banking system or impact the safe and sound operation of the financial institutions we process. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our clients. We are also subject to review and examination by state and international regulatory authorities under state and foreign laws and rules that regulate many of the same activities that are described above, including electronic data processing, payments and back-office services for financial institutions and the use of consumer information.

Table of Content

Our U.S.-based wealth and retirement business holds a charter in the state of Georgia which makes us subject to the regulatory compliance requirements of the Georgia Department of Banking and Finance. As a result, we are also authorized to provide trust services in various additional states subject to additional applicable state regulations.

•Oversight by Securities Regulators. Our subsidiary that conducts our broker-dealer business in the U.S. is registered as a broker-dealer with the SEC, is a member of FINRA, and is registered as a broker-dealer in numerous states. Our broker-dealer is subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including our broker-dealer. State securities regulators, the Municipal Securities Rulemaking Board, and various exchanges, including the New York Stock Exchange, also have regulatory or oversight authority over our broker-dealer. Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, public and private securities offerings, use and safekeeping of customers’ funds and securities, capital structure, record keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, we are subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

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

•Payment Services Oversight. Our payment services business is a technology service provider to U.S. financial institutions and is, therefore, subject to oversight and examination by the FFIEC. Our payment services businesses are also subject to regulation, supervision, and enforcement authority of numerous governmental and regulatory bodies in the jurisdictions in which they operate, which include the CFPB, the DNB in the Netherlands, the METI in Japan, and the FCA and the PSR in the U.K. These various regulatory regimes require compliance in respect of many aspects of our payment services business including without limitation corporate governance and oversight functions, capital requirements, liquidity, safeguarding, fee regulation adherence, technology and cyber resilience, anti-money laundering and sanctions. Because the PSR is an economic regulator in the U.K., it has the power to issue directions in relation to the functioning of the card acquiring market in the U.K. Further, the European Commission is conducting a review of the Regulation of the European Parliament and the Council on interchange fees for card-based payment transactions ("IFR") to examine the appropriateness of the levels of interchange fees, the level of entry of new players, new technology and the impact of innovative business models on the market. The European Union ("E.U.") has overall authority to enforce and establish new standards or guidance which may require banks and authorized payments providers in our Merchant business to modify current pricing and fee structures, and the E.U. could choose to exercise such authority prior to or after conclusion of such review.

•Privacy and Data Protection. The Company is subject to an increasing number of privacy and data protection laws, regulations and directives globally (referred to collectively as "Privacy Laws"), many of which place restrictions on the

Table of Content
Company's ability to efficiently transfer, access and use personal data across its business. The legislative and regulatory landscape for privacy and data protection continues to evolve.

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

In July 2016, the European Commission formally approved and adopted the EU-US Privacy Shield, providing a compliance framework for organizations to transfer personal data regarding citizens of the E.U. to the U.S. On July 16, 2020, the Court of Justice of the European Union ("CJEU") published its decision in the case of Data Protection Commissioner v Facebook Ireland Ltd, Maximilian Schrems (known as the "Schrems II" case). In Schrems II, the CJEU completely invalidated the EU-US Privacy Shield, but the Standard Contractual Clauses ("SCC's") remain valid. While we had certified certain lines of business under the Privacy Shield, we have chosen to adopt E.U. SCC's published by the European Commission as the primary basis for the export of data from the E.U. to the U.S. and were not significantly affected by this decision. The European Data Protection Board ("EDPB") is working on regulatory guidance in light of Schrems II, but such guidance has not yet been finalized.

The E.U.'s General Data Protection Regulation ("GDPR"), which became effective on May 25, 2018, applies to all organizations processing the personal data of individuals in the E.U., regardless of where such organization is based. The GDPR has heightened our data protection compliance obligations, impacted our businesses' collection, processing and retention of personal data and imposed stricter standards for reporting data breaches. The GDPR also imposes significant penalties for non-compliance.

The Company is also subject to the California Consumer Privacy Act ("CCPA"), which came into effect on January 1, 2020, and provides California residents additional data protection rights including the right to be informed about the personal information collected by third parties and the use of that personal information. Further, certain operations of the Company became subject to the Brazilian General Personal Data Protection Act in August 2020. The Company has adopted a comprehensive global privacy program to assess and manage these evolving risks and continues to monitor new data privacy laws throughout the jurisdictions in which we do business, including data localization requirements in applicable jurisdictions.

In addition, our businesses are increasingly subject to laws and regulations relating to surveillance, encryption and data onshoring in the jurisdictions in which we operate. Compliance with these laws and regulations may require us to change our technology for information security, operational infrastructure, policies and procedures, which could be time-consuming and costly.

•Money Transfer. Elements of our cash access and money transmission businesses are registered as a Money Services Business and are subject to the USA Patriot Act and reporting requirements of the Bank Secrecy Act and U.S. Treasury Regulations. These businesses may also be subject to certain state and local licensing requirements. The Financial Crimes Enforcement Network, state attorneys general, and other agencies have enforcement responsibility over laws relating to money laundering, currency transmission, and licensing. In applicable states, we have obtained money transmitter licenses. However, changes to state money transmission laws and regulations, including changing interpretations and the implementation of new or varying regulatory requirements, may result in the need for additional or expanded money transmitter licenses, additional capital allocations or changes in the way in which we deliver certain services.

We are also subject to certain economic and trade sanctions programs that are administered by the U.S. Treasury's Office of Foreign Assets Control (referred to as "OFAC"), which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. Similar anti-money laundering laws apply to movements of currency and payments through electronic

Table of Content
transactions and to dealings with persons specified in lists maintained by the country equivalents to OFAC in several other countries. We have implemented policies, procedures, and internal controls that are designed to comply with the regulations and economic sanctions programs administered by OFAC, as well as all other applicable anti-money laundering laws and regulations.

•Consumer Reporting and Protection. Our decision solutions subsidiary, ChexSystems, maintains a database of consumer information used to provide various account opening services including credit scoring analysis and is subject to the Federal Fair Credit Reporting Act ("FCRA") and similar state laws. The FCRA regulates consumer reporting agencies ("CRAs"), including ChexSystems, and governs the accuracy, fairness, and privacy of information in the files of CRAs that engage in the practice of assembling or evaluating certain information relating to consumers for certain specified purposes. CRAs are required to follow reasonable procedures to assure maximum possible accuracy of information concerning the individual about whom the report relates and if a consumer disputes the accuracy of any information in the consumer’s file, to conduct a reasonable investigation within statutory timelines. The FCRA imposes many other requirements on CRAs and users of consumer report information. Regulatory enforcement of the FCRA is under the purview of the United States Federal Trade Commission, the CFPB, and state attorneys general, acting alone or in concert with one another. In furtherance of our objectives of data accuracy, fair treatment of consumers, protection of consumers' personal information, and compliance with these laws, we have made considerable investment to maintain a high level of security for our computer systems in which consumer data resides, and we maintain consumer relations call centers to facilitate accurate and timely handling of consumer requests for information and handling disputes. We also are focused on ensuring our operating environments safeguard and protect consumer's personal information in compliance with these laws.

Our consumer reporting and consumer-facing businesses are subject to CFPB Bulletin 2013-7 (a successor to the former Regulation AA - Unfair Deceptive Acts or Practices), which defines Unfair, Deceptive or Abusive Acts or Practices ("UDAAP"). This specific bulletin states that UDAAPs can cause significant financial injury to consumers, erode consumer confidence, and undermine fair competition in the financial marketplace. Original creditors and other covered persons and service providers under the Dodd-Frank Act involved in collecting debt related to any consumer financial product or service are subject to the prohibition against UDAAPs in the Dodd-Frank Act.

•Debt Collection. Our collection services are subject to the Federal Fair Debt Collection Practices Act and various state collection laws and licensing requirements. The Federal Trade Commission, as well as state attorneys general and other agencies, have enforcement responsibility over the collection laws, as well as the various credit reporting laws.

•Anti-Corruption. FIS is subject to applicable anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, in the jurisdictions in which it operates. Anti-corruption laws generally prohibit offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a government official or private party in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. FIS has implemented policies, procedures, training and internal controls that are designed to comply with such laws, rules and regulations.

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

Table of Content
the expertise we have gained with this ongoing focus and involvement, we have developed fraud, security, risk management and compliance solutions to target this growth opportunity in the financial services industry.

For more information on Information Security, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Human Capital Management

Employee Population

As of December 31, 2020, we had more than 62,000 employees, including approximately 38,000 employees principally employed outside of the U.S. None of our U.S. workforce currently is unionized. Approximately 9,000 of our employees, primarily in Brazil and the U.K., are represented by labor unions or works councils.

Health and Safety

The health and safety of our employees is a key priority. At the beginning of the COVID-19 pandemic, we activated our company-wide Pandemic Plan. We equipped more than 95% of our workforce with the necessary technology and connectivity to work remotely. We instituted safety protocols and procedures throughout our facilities for essential employees who continued to work on site. In addition, we expanded our employee benefits to include telemedicine, paid time off for employees impacted by COVID-19 to deal with personal illness or have time off to care for family members, and to expand FIS Cares globally to assist our colleagues in need. The Company also offers webinars and other online resources to enable employees to focus on their physical, emotional, and social well-being.

Corporate Culture

Our culture stems from embracing our corporate values as we work together to win as one team, lead with integrity and strive to be the change for our colleagues, clients and communities. The Company believes that inclusion and diversity are at the core of our corporate values. The diversity of our workforce helps us use our collective strengths to innovate and deliver the best products and solutions for our clients. Our Board of Directors and senior leaders are united in championing inclusion and diversity within our workforce through their leadership in prioritizing equality and diversity in our human resource decision making throughout the Company. The Company sponsors Inclusion Networks, which are led by employees who share common backgrounds and experiences. These groups support their members while promoting the Company's overall goal of fostering an inclusive work environment. Current FIS Inclusion Networks include Women, Black, Latinx, Disability, LGBTQ+, Rising Professionals, Veterans, and Working Families, and we have added a governance layer of an Inclusion and Diversity Council which includes participation and leadership by senior executives of the Company. The Chief Executive Officer and the Chief People Officer regularly update the Company's Board of Directors on human capital management and inclusion and diversity initiatives.

Talent Management

Our colleagues are primary stakeholders in our organization, and we are strategic in attracting talent that adds to our collective strengths to innovate and deliver an exemplary client experience. We have an inclusive culture where employees receive the development needed to grow their careers and deliver high-quality outcomes. Our practices include a comprehensive performance feedback culture that includes quarterly performance reviews, access to a variety of online and self-paced learning resources, as well as virtual and face-to-face development offerings, targeted development programs for high-potential and senior management employees, opportunities to apply for open roles to move within the Company and executive-level succession planning.

Available Information

Our website address is www.fisglobal.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those reports, available, free of charge, on that website as soon as reasonably practicable after we file or furnish them to the SEC. Our Corporate Governance Policy and Code of Business Conduct and Ethics are also available on our website and are available in print, free of charge, to any shareholder who mails a request to the Corporate Secretary, Fidelity National Information Services, Inc., 601 Riverside Avenue, Jacksonville, FL 32204 USA. Other corporate governance-related documents can be found at our website as well. However, the information found on our website is not a part of this or any other report.

Table of Content
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

Risks Related to Our Business and Operations

The extent to which the COVID-19 pandemic and measures taken in response thereto impact our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity, including consumer and business spending.

The pandemic has continued to result in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns. Governments around the globe have taken steps to mitigate some of the more severe anticipated economic effects of the virus, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

As U.S. and foreign governmental authorities imposed social distancing, shelter-in-place or total lock-down orders, spending declined, most notably in discretionary spending verticals, including travel, airlines and restaurants, resulting in a rapid deterioration in payments volume and transaction trends on a worldwide basis beginning in March 2020, which adversely impacted revenue in our payments businesses that earn transaction-based fees. As such restrictions eased in the second and third quarters, spending increased, and the impact on our transaction-based fees rebounded in our Banking and Merchant segments, except for areas such as travel and hospitality, which remained largely restricted. In the fourth quarter, some restrictions were re-imposed based upon a resurgence of the COVID-19 pandemic in many areas of the U.S. and Europe, which resulted in an adverse impact on payments volumes and transactions over those anticipated following the easing of restrictions in the prior two quarters. In addition, we have experienced some slowdown in corporate decision-making on sales and implementation of our solutions, as well as on software licenses and professional services. These changes in spending affected our business, results of operations and financial condition starting in the second quarter of 2020 through the end of the year and will likely continue to have such an impact, although the magnitude and duration of their ultimate effect is not possible to predict. The distribution of vaccines against COVID-19 beginning in late December could curtail the impact of the pandemic in 2021, although the timing remains uncertain.

We may experience additional pandemic-related financial impacts due to a number of operational factors, including:
•increased risk of merchant and card issuer failures and credit settlement and chargeback risk;
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
•continued incremental costs directly related to COVID-19, although their magnitude is uncertain; and
•the general impact of recession and instability of markets across the globe.

The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, developing social distancing plans for our employees and cancelling physical participation in meetings, events and conferences and replacing them, where possible, with virtual meetings, events and conferences). There is no certainty that such measures will be sufficient to mitigate all of the risks posed by the virus or will otherwise be satisfactory to government authorities. Further, the ability of our senior management and employees to get to work has been disrupted across multiple locations, whether in their

Table of Content
own offices or at client sites, due, among other things, to government work and travel restrictions, including mandatory shutdowns. Where appropriate and plausible under local conditions, we have moved the work from affected locations. Most of our employees are currently working remotely, where they may not be as effective.

In addition, we have extended at times during 2020 higher-than-usual levels of credit to our merchant clients as part of funds settlement in connection with payments to their customers, for, among other things, refunds for cancelled trips and events. If the speed of repayments to us by our merchant clients is substantially slower than expected over an extended period of time, or if our merchant clients cease operations such that we are unable to collect on the credit advanced by us for these payments or for any chargeback liability, it could have a material adverse effect on our liquidity, results of operations and financial condition.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. We may experience materially adverse impacts to our business as a result of the pandemic's global economic impact, including the availability of credit and our ability to comply with the covenants of our credit agreement, adverse impacts on our liquidity, the ability to meet our deleveraging targets, and any recession that has occurred or may occur in the future. Such impacts may also have a material effect on one or more of the estimates and assumptions used to evaluate goodwill impairment and could result in future goodwill impairment. Additionally, COVID-19 may have a material effect on our ability to pay our quarterly dividends at current levels or at all, although it has not yet.

There are no comparable recent events that provide guidance as to the effect the spread and duration of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the impacts of the pandemic could have a material adverse effect on our results of operations, liquidity or financial condition and heighten many of our known risks described in the remainder of this "Risk Factors" section.

Security breaches or attacks, or our failure to comply with information security laws or regulations or industry security requirements, could harm our business by disrupting delivery of services and damaging the reputation of FIS and could result in a breach of one or more client contracts.
FIS electronically receives, processes, stores and transmits sensitive business information of its clients. In addition, FIS collects personal consumer data, such as names and addresses, social security numbers, driver's license numbers, cardholder data and payment history records. Such information is necessary to support our clients' transaction processing and to conduct our check authorization and collection businesses. The uninterrupted operation of information systems, as well as the confidentiality of the customer/consumer information that resides on such systems, is critical to the successful operation of FIS. For that reason, cybersecurity is one of the principal operational risks FIS faces as a provider of services to financial institutions. If FIS fails to maintain an adequate security infrastructure, adapt to emerging security threats, or implement sufficient security standards and technology to protect against security breaches, the confidentiality of the information FIS secures could be compromised. Unauthorized access to the computer systems or databases of FIS could result in the theft or publication of confidential information, the deletion or modification of records, damages from legal actions from clients and/or their customers, or otherwise cause interruptions in FIS' operations and damage to its reputation. These risks are greater with increased information transmission over the internet, the increasing level of sophistication posed by cyber criminals, nation state-sponsored cyber attacks and the integration of FIS systems with those of acquired companies such as Worldpay.

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

Table of Content
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

The markets for our services are characterized by constant technological changes, frequent introductions of new services and evolving industry standards. Our future success will be significantly affected by our ability to enhance our current solutions and develop and introduce new solutions and services that address the increasingly sophisticated needs of our clients and their customers. In addition, as more of our revenue and market demand shifts to software as a service ("SaaS"), business process as a service ("BPaaS"), cloud, and new emerging technologies, the need to keep pace with rapid technology changes becomes more acute. These initiatives carry the risks associated with any new solution development effort, including cost overruns, delays in delivery and implementation, and performance issues. There can be no assurance that we will be successful in developing, marketing and selling new solutions or enhancements that meet these changing demands. Any of these developments could have an adverse impact on our future revenue and/or business prospects.

We operate in a competitive business environment; if we are unable to compete effectively, our results of operations and financial condition may be adversely affected.

The market for our services is intensely competitive. Our competitors in Banking and Capital Markets vary in size and in the scope and breadth of the solutions and services they offer. Some of our competitors have substantial resources. We face direct competition from third parties, and because many of our larger potential clients have historically developed their key applications in-house and therefore view their system requirements from a make-versus-buy perspective, we also often compete against our potential clients' in-house capacities. In addition, the markets in which we compete have recently attracted increasing competition from smaller start-ups with emerging technologies which are receiving increasing investments, global banks (and businesses controlled by combinations of global banks) and global internet companies that are introducing competitive solutions and services into the marketplace, particularly in the payments area. Emerging technologies and increased competition may also have the effect of unbundling bank solutions and result in displacing solutions we are currently providing from our legacy systems. International competitors are also now targeting and entering the U.S. market with greater force. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures we face in the markets in which we operate will not materially adversely affect our business, financial condition, and results of operations.

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

Table of Content
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

Particularly with respect to our Capital Markets segment, our operating results may fluctuate from period to period and be difficult to predict in a particular period due to the timing and magnitude of software license sales and other factors. We offer a number of our software solutions on a license basis, which means that the customer has the right to run the software on its own or a third party's hardware. We generally recognize license revenue when the license contract is signed, the software is delivered, and the term has begun. The value of the license often depends on a number of customer-specific factors, such as the number of customer locations, users or accounts. The sales cycle for a software license may be lengthy and take unexpected turns. Thus, it is difficult to predict when software sales will occur or how much revenue they will generate. Because there are few incremental costs associated with software sales, our operating results may fluctuate from quarter to quarter and year to year due to the timing and magnitude of software sales. Conversion of clients from licenses to BPaaS solutions, while resulting in longer-term contracts, may result in uneven short-term results as one-time license fees are replaced by recurring revenue. Our results may also vary as a result of pricing pressures, increased cost of equipment, the evolving and unpredictable markets in which our solutions and services are sold, changes in accounting principles, and competitors' new solutions or services.

Failure to obtain new clients or renew client contracts on favorable terms could adversely affect results of operations and financial condition.

We may face pricing pressure in obtaining and retaining our clients. Larger clients in particular may use their value and negotiating leverage to seek price reductions from us when they renew a contract, when a contract is extended, or when the client's business has significant volume changes. Larger clients may also reduce services if they decide to move services in-house. Further, our smaller and mid-size clients may also exert pricing pressure, particularly upon renewal, due to competition or other economic needs or pressures being experienced by the client. On some occasions, this pricing pressure results in lower revenue from a client than we had anticipated based on our previous agreement with that client. This reduction in revenue could adversely affect our business, operating results and financial condition.

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

Table of Content
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

Our Merchant business has made progress toward implementation of a new proprietary global acquiring platform project begun by Worldpay. As we continue to implement this project, through the migration of existing merchant customers and onboarding of new merchant customers to the platform, the scale and complexity associated with this project presents the increased potential for service level delays or disruptions in the processing of transactions, telecommunications failures or other difficulties. Such delays or disruptions could result in reputational harm, loss of business and increased operational or technological costs.

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

Federal, state and foreign rules may result in business changes for certain of our businesses and clients; these have had, and further could have, an adverse effect on our financial condition, revenue, results of operations, or prospects for future growth and overall business.

The Dodd-Frank Act represented a comprehensive overhaul of the regulations governing the financial services industry within the U.S. The Dodd-Frank Act established the CFPB and provided the CFPB with rulemaking authority with respect to certain federal consumer protection statutes as well as examination and supervisory authority over consumer reporting agencies, including ChexSystems.

The CFPB continues to establish rules and regulations for regulating financial and non-financial institutions and providers to those institutions to ensure adequate protection of consumer privacy and to ensure consumers are not impacted by deceptive business practices. These rules and regulations govern our clients or potential clients and also govern certain of our businesses.  These regulations have resulted, and may further result, in the need for FIS to make capital investments to modify our solutions and services to facilitate our clients' and potential clients' compliance, as well as to deploy additional processes or reporting to comply with these regulations. The new Biden administration in Washington has projected that it may expand the reach of this agency. In the future, we may be subject to additional expense to ensure continued compliance with applicable laws and regulations and to investigate, defend and/or remedy actual or alleged violations. Further, requirements of these regulations have resulted, and could further result, in changes in our business practices, our clients' business practices and those of other marketplace participants that may alter the delivery of services to consumers, which have impacted, and could further impact, the demand for our software and services as well as alter the types or volume of transactions that we process on behalf of our

Table of Content
clients. As a result, these requirements, or proposed or future requirements, could have an adverse impact on our financial condition, revenue, results of operations, prospects for future growth and overall business.

The New York Department of Financial Services has enacted rules that require covered financial institutions to establish and maintain cybersecurity programs. These rules subject FIS to additional regulation and require us to adopt additional business practices that could also require additional capital expenditures or impact our operating results. Changes to state money transmission laws and regulations, including changing interpretations and the implementation of new or varying regulatory requirements, may result in the need for additional money transmitter licenses. These changes could result in increased costs of compliance, as well as fines or penalties.

One of our subsidiaries is an SEC registered broker-dealer in the U.S. and is subject to the financial and operational rules of FINRA, and others are authorized by the FCA to conduct certain regulated business in the U.K. Domestic and foreign regulatory and self-regulatory organizations, such as the SEC, FINRA, and the FCA, can, among other things, fine, censure, issue cease-and-desist orders against, and suspend or expel a broker-dealer or its officers or employees for failure to comply with the many laws and regulations that govern brokerage activities. Regulations affecting the brokerage industry may change, which could adversely affect our financial results.

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

The Company is subject to regulation, supervision, and enforcement authority of numerous governmental and regulatory bodies in the jurisdictions in which it operates.

Because the Company is a technology service provider to U.S. financial institutions, it is subject to regular oversight and examination by the Federal Banking Agencies ("FBA"), each of which is a member of the FFIEC, an inter-agency body of federal banking regulators. The FBA have broad discretion in the implementation, interpretation and enforcement of banking and consumer protection laws and use the FFIEC's uniform principles, standards and report forms in their review of bank service providers like FIS. A failure to comply with these laws, or a failure to meet the supervisory expectations of the banking regulators, could result in adverse action against the Company. The regulators have the power to, among other things, enjoin "unsafe or unsound" practices; require affirmative actions to correct any violation or practice; issue administrative orders that can be judicially enforced; direct the sale of subsidiaries or other assets; and assess civil money penalties.

The Company is also subject to ongoing supervision by regulatory and governmental bodies across the world, including economic and conduct regulators, such as the FCA and PSR in the U.K., the DNB in the Netherlands, and regulatory and governmental bodies responsible for issuing anti-money laundering, anti-bribery, and global economic sanctions regulations. These various regulatory regimes require compliance across many aspects of our merchant activities in respect of capital requirements, safeguarding, training, authorization and supervision of personnel, systems, processes and documentation. We also have business operations that store, process or transmit consumer information or have direct relationships with consumers that are obligated to comply with regulations, including, but not limited to, the FCRA, the Federal Fair Debt Collection Practices Act and applicable privacy requirements. In addition, our wealth and retirement business holds a charter in the state of Georgia, which exposes us to further regulatory compliance requirements of the Georgia Department of Banking and Finance. The U.S. wealth and retirement business is required to hold certain levels of regulatory capital as defined by the state banking regulator in Georgia. In the U.K., our Merchant business, as well as our Platform Securities and broker-dealer businesses, are regulated by the FCA and are also subject to further regulatory capital requirements.

Table of Content
If we fail to comply with relevant regulations, then we risk reputational damage, potential civil and criminal sanctions, fines or other action imposed by regulatory or governmental authorities, including the potential suspension or revocation of the permission-based regulatory licenses which authorize the Company to provide core services to customers. We are also involved, from time to time, in regulatory investigations, reviews and proceedings (both formal and informal) by regulatory authorities regarding our businesses, certain of which may result in adverse settlements, fines, penalties, injunctions or other relief. This could result in an adverse effect on FIS' business, reputation and customer relationships, which in turn could adversely affect its financial position and performance.

Many of our clients are subject to a regulatory environment and to industry standards that may change in a manner that reduces the types or volume of solutions or services we provide or may reduce the type or number of transactions in which our clients engage, and therefore reduce our revenue.

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

These agreements in the U.S. and elsewhere with bank sponsors give such sponsors substantial discretion in approving certain aspects of our business practices in our Merchant business, including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants. Our financial institution sponsors' discretionary actions under these agreements could have a material adverse effect on our business, financial condition and results of

Table of Content
operations. We also rely on various financial institutions to provide clearing services in connection with our settlement activities. Without these sponsorships or clearing services agreements in our Merchant business, we would not be able to process Visa, MasterCard and other payment network transactions or settle transactions in relevant markets, including the U.S., which would have a material adverse effect on FIS' business, financial condition and results of operations. Furthermore, FIS' financial results could be adversely affected if the costs associated with such sponsorships or clearing services agreements increase.

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

Privacy laws and regulations have required and will further require FIS to adopt new business practices and contractual provisions in existing and new contracts which may require transitional and incremental expenses which may impact our future operating results.
New privacy laws, such as the GDPR in the E.U., continue to develop in unpredictable ways. The Company is also subject to the California Consumer Privacy Act and the Brazilian General Personal Data Protection Act. Failure to comply with these new laws could result in significant penalties, damage to our brand and loss of business. The Company has incurred, and will continue to incur, costs to comply with these new laws. There are also several additional privacy laws being considered by state legislatures, the federal legislature and countries around the world; as a result, a more substantial compliance effort with varying regimes in different jurisdictions is considered probable in the future, which will increase the costs and complexities of the business. Moreover, privacy laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance and associated recordkeeping costs or require us to change our business practices in a manner adverse to our business and incur additional costs. Data localization requirements in evolving data protection laws could also increase the cost and alter the approach to housing data around the world. In addition, our businesses are increasingly subject to laws and regulations relating to surveillance, encryption and data onshoring in the jurisdictions in which we operate. Compliance with these laws and regulations may require us to change our technology for information security, operational infrastructure, policies and procedures, which could be time-consuming and costly.

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

Table of Content
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

As our information technology applications and services develop, we are increasingly subject to infringement claims. Any claims, whether with or without merit, could (i) be expensive and time-consuming to defend; (ii) result in an injunction or other equitable relief which could cause us to cease making, licensing or using applications that incorporate the challenged intellectual property; (iii) require us to redesign our applications, if feasible; (iv) divert management's attention and resources; and (v) require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies or pay damages resulting from any infringing use.

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

We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, banking payments and check clearing that supports consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties, the facilitation of the payment as well as the detection or prevention of fraudulent payments. If our continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments were compromised, this could result in a financial loss to us. In addition, we rely on various financial institutions to provide Automated Clearing House ("ACH") services in support of funds settlement for certain of our solutions. If we are unable to obtain such ACH services in the future, that could have a material adverse effect on our business, financial position and results of operations. In addition, we may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to us. Furthermore, if one of our clients for which we facilitate settlement suffers a fraudulent event due to a deficiency in their controls, we may suffer a financial loss if the client does not have sufficient capital to cover the loss.

Table of Content
Fraud by merchants or others could have a material adverse effect on FIS' business, financial condition and results of operations.

In our Merchant business, we face potential liability for fraudulent electronic payment transactions initiated by merchants, third parties or other associated participants. Examples of merchant fraud include when a merchant or other party knowingly accepts payment by a stolen or counterfeit credit, debit or prepaid card, card number or other credentials; records a false sales transaction utilizing a stolen or counterfeit card or credentials; processes an invalid card; or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant, and the purchase price is credited or otherwise refunded to the cardholder and FIS is required to collect from the merchant. Failure to effectively manage risk and prevent fraud or other criminal activity could increase FIS' chargebacks or other liability. Increases in chargebacks or other liabilities due to merchant failures or otherwise could have a material adverse effect on FIS' business, financial condition and results of operations.

The U.K.'s exit from membership in the E.U. could cause disruption to and create uncertainty surrounding our business.

Our Merchant business has a significant amount of business in, and services clients in, the U.K. We also have other business and operations in the U.K. and the E.U. The U.K. left the E.U. ("Brexit") on January 31, 2020, pursuant to the terms of a withdrawal agreement concluded between the U.K. Government and the Council of the E.U. The withdrawal agreement included a transition period until December 31, 2020, during which time the U.K. followed the E.U.'s rules and regulations and remained in the single market and customs union while the future terms of the U.K.’s relationship with the E.U. were being negotiated. That transition period has now ended. On December 24, 2020, the U.K. and the E.U. announced they had struck a new bilateral trade and cooperation deal governing the future relationship between the U.K. and the E.U. (the "Trade and Cooperation Agreement"), which sets out the principles of the relationship between the E.U. and the U.K. following the end of the transition period. The Trade and Cooperation Agreement was formally approved by the 27 Member States of the E.U. on December 29, 2020, and was formally approved by the U.K. Parliament on December 30, 2020. As of the date of this Annual Report on Form 10-K, the European Commission has proposed to apply the Trade and Cooperation Agreement on a provisional basis for a limited time until February 28, 2021, by which time the Trade and Cooperation Agreement must be approved by the European Parliament.

The Trade and Cooperation Agreement provides clarity in respect of the intended shape of the future relationship between the U.K. and the E.U. and some detailed matters of trade and cooperation. However, there remain unavoidable uncertainties related to Brexit, and although the potential impact of Brexit on our business cannot be fully assessed until the new relationship between the U.K. and E.U. is developed and defined, and the U.K. negotiates, concludes and implements successor trading arrangements with other countries, Brexit is likely to result in ongoing political, legal and economic uncertainty in the U.K. and wider European markets. Such uncertainty could cause volatility in currency exchange rates, in interest rates, and in E.U., U.K. or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions, regulatory agencies, and financial markets, and may cause clients to closely monitor their costs and reduce their spending on our solutions and services.

In particular, the economies of the U.K. and E.U. Member States, and individual businesses operating in one or more of those jurisdictions, may be adversely affected by the restrictions on the ability to provide cross-border services from the U.K. into the E.U. and vice versa, the introduction of non-tariff (and, in the future, potentially tariff) barriers, customs checks and/or duties, changes in tax (including withholding tax), restrictions on the movements of employees and restrictions on the transfer of personal data. In addition, there are likely to be changes in the legal rights and obligations of commercial parties across all industries, particularly in the services sector (including financial services), following the U.K.'s exit from the E.U. despite the Trade and Cooperation Agreement. Any delays with the approval of the Trade and Cooperation Agreement by the European Parliament, its potentially problematic provisions or its potentially uncertain interpretation could adversely and significantly affect European or worldwide economic or market conditions and may contribute to instability in global financial and foreign exchange markets, and could lead to legal uncertainty and divergent national laws and regulations. Any of these effects of Brexit, and others which cannot be anticipated, could adversely affect our business, business opportunities, financial condition, cash flows and operating results.

Our business is subject to the risks of international operations, including movements in foreign currency exchange rates.

The international operations of FIS represented approximately 24% of our total 2020 revenue and are largely conducted in currencies other than the U.S. Dollar, including the British Pound Sterling, Euro, Brazilian Real, and Indian Rupee. As a result of the Worldpay acquisition, FIS has significantly expanded its international presence by offering merchant acquiring, including eCommerce, services outside of the U.S., including in the U.K. and E.U. countries, where Worldpay's principal non-U.S.

Table of Content
operations are currently located. Our business and financial results could be adversely affected due to a variety of factors, including the following:
•changes in a specific country or region's political and cultural climate or economic condition, including change in governmental regime;
•unexpected or unfavorable changes in foreign laws, regulatory requirements and related interpretations;
•difficulty of effective enforcement of contractual provisions in local jurisdictions;
•inadequate intellectual property protection in foreign countries;
•trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges;
•trade sanctions imposed by the U.S. or other governments with jurisdictional authority over our business operations;
•the effects of applicable and potentially adverse foreign tax law changes;
•significant adverse changes in foreign currency exchange rates;
•lesser enforcement of intellectual property laws and protections internationally;
•longer accounts receivable cycles;
•managing a geographically dispersed workforce;
•trade treaties, tariffs or agreements that could adversely affect our ability to do business in affected countries; and
•compliance with the U.S. Foreign Corrupt Practices Act ("FCPA") and the Office of Foreign Assets Control regulations, particularly in emerging markets.

As we expand our international operations, more of our clients may pay us in foreign currencies. Conducting business in currencies other than the U.S. Dollar subjects us to fluctuations in foreign currency exchange rates that can negatively impact our results, period to period, including relative to analyst estimates or guidance. Our primary exposure to movements in foreign currency exchange rates relates to foreign currencies in Europe, including the U.K., Brazil and parts of Asia. The U.S. Dollar value of our net investments in foreign operations, the periodic conversion of foreign-denominated earnings to the U.S. Dollar (our reporting currency), and our results of operations and, in some cases, cash flows, could be adversely affected in a material manner by movements in foreign currency exchange rates. These risks could cause an adverse effect on the business, financial position and results of operations of the Company.

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

Table of Content
We have businesses in emerging markets that may experience significant economic volatility.

We have operations in emerging markets, primarily in Latin America, India, Southeast Asia, the Middle East and Africa. These emerging market economies tend to be more volatile than the more established markets we serve in North America and Europe, which could add volatility to our future revenue and earnings.

Acts of war or terrorism, international conflicts, political instability, natural disasters, or widespread outbreak of an illness could negatively affect various aspects of our business, including our workforce and our business partners, make it more difficult and expensive to meet our obligations to our customers, and result in reduced revenue from our customers.

Our global operations are susceptible to global events, including acts or threats of war or terrorism, international conflicts, political instability and natural disasters. We are also susceptible to a widespread outbreak of an illness or other health issue, such as the ongoing COVID-19 outbreak. These events can spread to different locations across the globe and can have an adverse effect on the global economy, reducing consumer and corporate spending upon which our revenue depends. Individual employees can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Some of our operations are in countries where the effects of a widespread illness could be magnified due to health care systems that are less well-developed than in the U.S. The occurrence of any of these events, including the potential future effects of the COVID-19 outbreak, could have an adverse effect on our business results and financial condition.

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

Our ability to maintain compliance with applicable laws, rules and regulations and to manage and monitor the risks facing our business relies upon the ability to maintain skilled compliance, security, risk and audit professionals. Competition for such skill sets is intense, and our failure to hire and retain talented personnel could have an adverse effect on our internal control environment and impact our operating results.

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

We are the subject of various legal proceedings that could have an adverse effect on our revenue and profitability.

We are involved in various litigation matters in the ordinary course of business, including in some instances class-action cases and patent infringement litigation. If we are unsuccessful in our defense of litigation matters, we may be forced to pay damages and/or change our business practices, any of which could have an adverse effect on our business and results of operations.
Unfavorable resolution of tax contingencies or unfavorable future tax law changes could adversely affect our tax expense.

Our tax returns and positions are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense and could negatively impact our effective tax rate, financial position, results of operations and cash flows in the current and/or future periods. Unfavorable future tax law changes could result in negative impacts. In addition, tax-law amendments in the U.S. and other jurisdictions could significantly impact how U.S. multinational corporations are taxed. Although we cannot predict whether or in what form such legislation will pass, if enacted it could have an adverse effect on our business and financial results.

Table of Content
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

Strategic acquisitions and divestitures we have made in the past, and may make in the future, present significant risks and uncertainties that could adversely affect our business, financial condition, results of operations and cash flows. These risks include the following:
•Difficulty in evaluating potential acquisitions, including the risk that our due diligence does not identify or fully assess valuation issues, potential liabilities or other acquisition risks;
•Difficulty and expense in integrating newly acquired businesses and operations, including combining solution and service offerings, and in entering into new markets in which we are not experienced, in an efficient and cost-effective manner while maintaining adequate standards, controls and procedures, and the risk that we encounter significant unanticipated costs or other problems associated with integration;
•Difficulty and expense in consolidating and rationalizing IT infrastructure and integrating acquired software;
•Challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;
•Risk that our markets do not evolve as anticipated and that the strategic acquisitions and divestitures do not prove to be those needed to be successful in those markets;
•Risk that acquired systems expose us to cybersecurity and other data security risks;
•Costs to reach appropriate standards to protect against cybersecurity and other data security risks or timeline to achieve such standards may exceed those estimated in diligence;
•Risk that acquired companies are subject to new regulatory regimes or oversight where we have limited experience that may result in additional compliance costs and potential regulatory penalties;
•Risk that we assume or retain, or that companies we have acquired have assumed or retained or otherwise become subject to, significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties;
•Risk that indemnification related to businesses divested or spun-off that we may be required to provide or otherwise bear may be significant and could negatively impact our business;
•Risk of exposure to potential liabilities arising out of applicable state and federal fraudulent conveyance laws and legal distribution requirements from spin-offs in which we or companies we have acquired were involved;
•Risk that we may be responsible for U.S. federal income tax liabilities related to acquisitions or divestitures;
•Risk that we are not able to complete strategic divestitures on satisfactory terms and conditions, including non-competition arrangements applicable to certain of our business lines, or within expected time frames;
•Potential loss of key employees or customers of the businesses acquired or to be divested; and
•Risk of diverting the attention of senior management from our existing operations.

We have substantial goodwill and other intangible assets recorded as a result of acquisitions, and a severe or extended economic downturn could cause these assets to become impaired, requiring write-downs that would reduce our operating income.

As of December 31, 2020, goodwill aggregated to $53.3 billion, or 64% of total assets, and intangible assets with finite useful lives aggregated to $13.9 billion, or 17% of total assets. Current accounting rules require goodwill to be assessed for

Table of Content
impairment at least annually or whenever changes in circumstances indicate potential impairment and require intangible assets with finite useful lives to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors that may be considered a change in circumstance include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. We recorded $94 million in goodwill impairment related to certain non-strategic businesses in the Corporate and Other segment during the fourth quarter of 2020. No other impairment was identified during the year ended December 31, 2020, for goodwill and other intangible assets. If worldwide or U.S. economic conditions decline significantly with negative impacts to bank spending and consumer behavior, or if other business or market changes impact our outlook, then the carrying amount of our goodwill and other intangible assets may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations. We will continue to monitor the fair value of our goodwill and other intangible assets as well as our market capitalization and the impact of any economic downturn on our business to determine if there is an impairment in future periods.

Risks Related to Our Indebtedness

Our existing debt levels and future levels under existing facilities and debt service requirements may adversely affect FIS, including our financial condition or business flexibility and prevent us from fulfilling our obligations under our outstanding indebtedness.

As of December 31, 2020, we had total debt of approximately $20.0 billion. This level of debt or any increase in our debt level could adversely affect our business, financial condition, operating results and operational flexibility, including the following: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes; (ii) our debt level may limit operational flexibility and our ability to pursue business opportunities and implement certain business strategies; (iii) some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; (iv) we have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition and vulnerability to general adverse economic and industry conditions; (v) there are significant maturities on our debt that we may not be able to repay at maturity or that may be refinanced at higher rates; and (vi) if we fail to satisfy our obligations under our outstanding debt or fail to comply with the financial or other restrictive covenants contained in the indenture governing our senior notes, or our credit facility, an event of default could result that could cause all of our debt to become due and payable.

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

As of December 31, 2020, we had outstanding approximately $251 million of borrowings under our Revolving Credit Facility, an interest rate swap with a $1.0 billion notional amount designated as a fair value hedge, and a cross-currency interest rate swap with a $206 million notional amount designated as a net investment hedge that are indexed to the London Interbank Offered Rate ("LIBOR"). On July 27, 2017, the FCA announced its intention to stop persuading or compelling banks to submit rates for calibration of LIBOR to the administrator of LIBOR after 2021. On November 30, 2020, the ICE Benchmark Administration Limited announced its plan to extend the date that most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. It is not possible to predict the further effect of the rules or policies of the FCA, any changes in the methods by which LIBOR is determined, or any other reforms to LIBOR that may be enacted in the U.K., the E.U. or elsewhere. Any such developments may cause LIBOR to perform differently than in the past, or cease to exist. In addition, any other legal or regulatory changes made by the FCA, ICE Benchmark Administration Limited, the European Money Markets Institute (formerly Euribor-EBF), the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark rate may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR's determination, and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. Dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than, or do not otherwise correlate over time with, the payments that would have been made on such debt if U.S. Dollar LIBOR were available in its current form. Further, the same costs and risks that may lead to the discontinuation or unavailability of U.S. Dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs.

Our Euro- and GBP-denominated indebtedness has increased in recent years; accordingly, we have increased exposure to fluctuations in the Euro-USD and GBP-USD exchange rates, which could negatively affect our cost to service or refinance our Euro- and GBP-denominated debt securities.

Table of Content
In recent years, our indebtedness denominated in Euro or GBP has significantly increased as a result of our issuance of senior notes of varying maturities and our issuance of Euro-denominated commercial paper. At December 31, 2020, the Company had outstanding approximately €7.8 billion aggregate principal amount of Euro-denominated senior notes, approximately €702 million aggregate principal amount of Euro-denominated commercial paper and approximately £1.9 billion aggregate principal amount of GBP-denominated senior notes, or the combined equivalent of approximately $12.9 billion aggregate principal amount.
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

Our exposure to market risk for changes in interest rates relates to our short-term commercial paper borrowings, Revolving Credit Facility and interest rate derivatives. In the future, we may have additional borrowings under existing or new variable-rate debt. Increases in interest rates on variable-rate debt would increase our interest expense. A rising interest rate environment could increase the cost of refinancing existing debt and incurring new debt, which could have an adverse effect on our financing costs.

Credit ratings, if lowered below investment grade, would adversely affect our cost of funds and liquidity.

The Company maintains investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P BBB, Moody's Baa2, Fitch BBB), as well as its commercial paper program (S&P A-2, Moody's P-2, Fitch F2). Failure to maintain investment grade rating levels could adversely affect the Company's cost of funds and liquidity and access to certain capital markets but would not have an adverse effect on the Company's ability to access its existing Revolving Credit Facility. Please note that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

Statement Regarding Forward-Looking Information

The statements contained in this Form 10-K or in our other documents or in oral presentations or other management statements that are not purely historical are forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about anticipated financial outcomes, including any earnings guidance or projections of the Company, projected revenue or expense synergies, business and market conditions, outlook, foreign currency exchange rates, deleveraging plans, expected dividends and share repurchases, the Company's sales pipeline and anticipated profitability and growth, as well as other statements about our expectations, beliefs, intentions, or strategies regarding the future, or other characterizations of future events or circumstances, are forward-looking statements. In many cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of these terms and other comparable terminology. These statements relate to future events and our future results and involve a number of risks and uncertainties. Forward-looking statements are based on management's beliefs as well as assumptions made by, and information currently available to, management.

Actual results, performance or achievement could differ materially from those contained in these forward-looking statements. The risks and uncertainties to which forward-looking statements are subject include the following, without limitation:

Table of Content
•the outbreak or recurrence of COVID-19 and measures to reduce its spread, including the impact of governmental or voluntary actions such as business shutdowns and stay-at-home orders;
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
•the risk that the Worldpay transaction will not provide the expected benefits or that we will not be able to achieve the revenue synergies anticipated;
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
•the risk that 2020 election results in the U.S. may result in additional regulation and additional regulatory and tax costs;
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
•fraud by merchants or bad actors; and
•other risks detailed elsewhere in the "Risk Factors" section of this report and in our other filings with the SEC.

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

Item 1B.    Unresolved Staff Comments

None.

Table of Content
Item 2.    Properties

FIS' corporate headquarters is located at 601 Riverside Avenue, Jacksonville, Florida. In addition, FIS owns or leases support centers, data processing facilities and other facilities at approximately 150 locations. We believe our facilities and equipment are generally well maintained and are in good operating condition. We believe that the equipment we own and our various facilities are adequate for our present and foreseeable business needs.

Item 3.    Legal Proceedings

In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its business and operations, some of which include claims for punitive or exemplary damages. The Company believes no such currently pending or threatened actions are likely to have a material adverse effect on its consolidated financial position. With respect to litigation in which the Company is involved generally, please note the following:

•These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities.

•The Company reviews all of its litigation on an ongoing basis and follows the authoritative provision for accounting for contingencies when making accrual and disclosure decisions. A liability must be accrued if (a) it is probable that a liability has been incurred and (b) the amount of loss can be reasonably estimated. If one of these criteria has not been met, disclosure is required when there is at least a reasonable possibility that a material loss may be incurred. When assessing reasonably possible and probable outcomes, the Company bases decisions on the assessment of the ultimate outcome following all appeals. Legal fees associated with defending litigation matters are expensed as incurred.

See Note 16 to the consolidated financial statements for information about certain legal matters and indemnifications and warranties.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the ticker symbol "FIS."

As of January 31, 2021, there were approximately 10,746 shareholders of record of our common stock.
We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. In January 2021, the Board of Directors approved a dividend increase of 11% to $0.39 per share per quarter beginning with the first quarter of 2021. A regular quarterly dividend of $0.39 per common share is payable on March 26, 2021, to shareholders of record as of the close of business on March 12, 2021.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

The existing plan authorizing share repurchases approved by the Board of Directors in 2017 expired as of December 31, 2020. Management temporarily suspended share repurchases during 2020 as a result of the Worldpay transaction to accelerate debt repayment. In January 2021, our Board of Directors approved a new share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time.

The graph below compares the cumulative 5-year total return of holders of Fidelity National Information Services, Inc.'s common stock with the cumulative total returns of the S&P 500 index and S&P Supercap Data Processing & Outsourced

Table of Content
Services index. The graph assumes that the value of the investment in our common stock and in each index (including reinvestment of dividends) was $100 on December 31, 2015, and tracks it through December 31, 2020.

	12/15	12/16	12/17	12/18	12/19	12/20

Fidelity National Information Services, Inc.	100.00	126.64	159.61	176.08	241.54	248.20
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P Supercap Data Processing & Outsourced Services	100.00	108.12	150.73	171.58	247.35	307.17

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

On January 2, 2020, FIS acquired a majority interest in Virtus Partners ("Virtus"). The results of operations and financial position of Virtus are included in the consolidated financial statements since the date of acquisition.

On July 31, 2019, we completed the Worldpay acquisition. The results of operations and financial position of Worldpay are included in the consolidated financial statements since the date of acquisition.

Table of Content

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

On December 31, 2018, we completed the sale of the Reliance Trust Company of Delaware business, resulting in a pre-tax gain of $19 million. The results of operations of the Reliance Trust Company of Delaware business are included through the date of divestiture.

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

Effective August 31, 2018, FIS sold substantially all the assets of the Certegy Check Services business unit in North America, resulting in a pre-tax loss of $54 million, including goodwill distributed through the sale of business of $43 million. The results of operations of the Certegy Check Services business unit in North America are included through the date of divestiture.

On July 31, 2017, FIS closed on the sale of a majority ownership stake in its Capco consulting business and risk and compliance consulting business for cash proceeds of approximately $469 million, resulting in a pre-tax loss of $41 million. As a result of the sale, FIS holds a noncontrolling ownership stake in Cardinal Holdings ("Cardinal"), which operates the Capco consulting business. FIS records the ownership stake in Cardinal as an equity method investment. For periods prior to the sale, the Capco consulting business and risk and compliance consulting business are included within operating income; for periods subsequent to the sale, the results of operations are included in equity method investment earnings (loss) outside of operating income.

On February 1, 2017, FIS completed the sale of the Public Sector and Education ("PS&E") business for $850 million, resulting in a pre-tax gain of $85 million. The results of operations of the PS&E business are included through the date of divestiture.

We have engaged in share repurchases in the periods presented. In 2019, 2018 and 2017, we repurchased a total of approximately 3.9 million shares for $400 million, 12.0 million shares for $1,215 million and 1.1 million shares for $105 million, respectively. There were no share repurchases in 2020 and 2016.

The effective tax rate for the 2020 period includes a one-time net remeasurement of certain deferred tax liabilities due to the increase in the U.K. corporate statutory tax rate from 17% to 19% enacted on July 22, 2020. The effective tax rate for the 2019 period included a detriment of $44 million due to non-deductible executive stock compensation primarily driven by acceleration of heritage Worldpay stock compensation awards and the accrual of additional stock compensation due to reaching certain Worldpay synergy targets and a detriment of $21 million due to the post-acquisition combined state income tax rates. The effective tax rate for the 2018 period included the impact of the reduction in the U.S. federal income tax rate from 35% to 21% due to tax reform enacted December 22, 2017. The effective tax rate for the 2017 period included a net benefit of $761 million related to tax reform items including $48 million of tax credits due to tax planning strategies implemented in the fourth quarter and a net detriment of $180 million due to the book basis in excess of the tax basis of certain businesses sold during the year. The effective tax rate for the 2016 period did not include a net benefit for the recognition of excess tax benefit for stock compensation as the effective date of ASU 2016-09 was for reporting periods beginning after December 15, 2016.

Table of Content

	Year Ended December 31,
	2020	2019	2018	2017	2016
		(In millions, except per share data)
Statement of Earnings Data:
Revenue	$12,552	$10,333	$8,423	$8,668	$8,831
Cost of revenue	8,348	6,610	5,569	5,794	5,895
Gross profit	4,204	3,723	2,854	2,874	2,936
Selling, general and administrative expenses	3,516	2,667	1,301	1,442	1,707
Asset impairments	136	87	95	—	—
Operating income	552	969	1,458	1,432	1,229
Total other income (expense), net	(286)	(556)	(354)	(456)	(392)
Earnings from continuing operations before income taxes and equity method investment earnings (loss)	266	413	1,104	976	837
Provision (benefit) for income taxes	96	100	208	(321)	291
Equity method investment earnings (loss)	(6)	(10)	(15)	(3)	—
Earnings from continuing operations, net of tax	164	303	881	1,294	546
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	1
Net earnings	164	303	881	1,294	547
Net (earnings) loss attributable to noncontrolling interest	(6)	(5)	(35)	(33)	(22)
Net earnings attributable to FIS common stockholders	$158	$298	$846	$1,261	$525
Net earnings per share-basic from continuing operations attributable to FIS common stockholders	$0.26	$0.67	$2.58	$3.82	$1.61
Net earnings (loss) per share-basic from discontinued operations attributable to FIS common stockholders	—	—	—	—	—
Net earnings per share-basic attributable to FIS common stockholders *	$0.26	$0.67	$2.58	$3.82	$1.61
Weighted average shares outstanding-basic	619	445	328	330	326
Net earnings per share-diluted from continuing operations attributable to FIS common stockholders	$0.25	$0.66	$2.55	$3.75	$1.59
Net earnings (loss) per share-diluted from discontinued operations attributable to FIS common stockholders	—	—	—	—	—
Net earnings per share-diluted attributable to FIS common stockholders *	$0.25	$0.66	$2.55	$3.75	$1.59
Weighted average shares outstanding-diluted	627	451	332	336	330
Amounts attributable to FIS common stockholders:
Earnings from continuing operations, net of tax	$158	$298	$846	$1,261	$524
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	1
Net earnings attributable to FIS common stockholders	$158	$298	$846	$1,261	$525

* Amounts may not sum due to rounding.

Table of Content

	As of December 31,
	2020	2019	2018	2017	2016
	(In millions, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$1,959	$1,152	$703	$665	$683
Goodwill	53,268	52,242	13,545	13,730	14,178
Intangible assets, net	13,928	15,798	3,132	3,885	4,590
Total assets	83,842	83,806	23,770	24,526	26,026
Total debt	20,015	20,192	8,985	8,763	10,478
Total FIS stockholders' equity	49,300	49,440	10,215	10,711	9,675
Noncontrolling interest	13	16	7	109	104
Total equity	49,313	49,456	10,222	10,820	9,779
Cash dividends declared per share	$1.40	$1.40	$1.28	$1.16	$1.04

Selected Quarterly Financial Data

Selected unaudited quarterly financial data is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)
2020
Revenue	$3,078	$2,962	$3,197	$3,316
Gross profit	989	916	1,093	1,206
Earnings (loss) before income taxes and equity method investment earnings (loss)	(11)	32	143	102
Net earnings (loss) attributable to FIS common stockholders	15	19	20	103
Net earnings (loss) per share-basic attributable to FIS common stockholders	$0.02	$0.03	$0.03	$0.17
Net earnings (loss) per share-diluted attributable to FIS common stockholders	$0.02	$0.03	$0.03	$0.16
2019
Revenue	$2,057	$2,112	$2,822	$3,341
Gross profit	676	708	984	1,355
Earnings before income taxes and equity method investment earnings (loss)	188	199	209	(183)
Net earnings attributable to FIS common stockholders	148	154	154	(158)
Net earnings per share-basic attributable to FIS common stockholders	$0.46	$0.48	$0.30	$(0.26)
Net earnings per share-diluted attributable to FIS common stockholders	$0.45	$0.47	$0.29	$(0.26)

Table of Content
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following section discusses management's view of the financial condition and results of operations of FIS and its consolidated subsidiaries as of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018, unless otherwise noted.

This section should be read in conjunction with the audited consolidated financial statements and related notes of FIS included elsewhere in this Annual Report. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Information" and "Risk Factors" in Item 1A of this Annual Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause future results to differ materially from those reflected in this section.

Business Trends and Conditions

Our revenue is primarily derived from a combination of technology and processing services, payment transaction fees, professional services and software license fees. While we are a global company and do business around the world, the majority of our revenue is generated by clients in the U.S. The majority of our international revenue is generated by clients in the U.K., Germany, Australia, Canada, Brazil and India. The majority of our revenue has historically been recurring and has been provided under multi-year Banking and Capital Markets contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients' operations. Although Merchant has a lesser percentage of multi-year contracts, substantially all of its revenue is recurring. A considerable portion of our Merchant recurring revenue, and to a lesser extent a portion of our Banking and Capital Markets recurring revenue, is derived from transaction processing fees that fluctuate with the number or value of transactions processed, among other variable measures, associated with consumer, commercial and capital markets activity. Professional services revenue is typically non-recurring, though recognition often occurs over time rather than at a point in time. Sales of software licenses are typically non-recurring with point-in-time recognition and are less predictable.

COVID-19 continued to impact our financial results in the fourth quarter of 2020. In certain locations, where government lockdowns and shelter-in-place orders have been tightened, consumer spending impacting our Merchant payments volume, and related transaction revenue has been adversely impacted after partially recovering in the third quarter of 2020. Certain discretionary spending verticals, including travel, airlines and restaurants, continue to be significantly impacted. The Company's revenue continues to be impacted by reduced payment processing volumes within our Merchant segment and, to a lesser extent, transaction volume within our Banking segment.

We have seen some slowdown in customer decision-making on sales and implementation of our solutions, as well as on software licenses and professional services. These delays, due largely to client caution, have adversely affected our business, results of operations and financial condition in the fourth quarter of 2020 and could continue, although the magnitude and duration of their ultimate effect is not possible to predict and has not been material to date. We have continued to prioritize investments in solutions that help address the needs of our clients in order to increase the Company's potential to resume strong revenue growth following the pandemic.

In response to COVID-19, we are continuing to take several actions to manage discretionary expenses, including reducing office space, prohibiting most travel and reducing incentive compensation, as well as accelerating automation and functional alignment across the organization. These actions reduced such expenses by approximately $300 million in 2020. Of this amount, approximately $220 million relates to reduced incentive compensation for 2020, which we do not anticipate occurring with respect to 2021 incentive compensation.

Our extension of higher-than-usual levels of credit to our merchant clients as part of funds settlement in connection with payments to their customers, for, among other things, refunds for cancelled trips and events lessened as the year progressed, although increasing government lockdown orders in the fourth quarter could adversely impact credit extensions and chargebacks. We are exposed to losses if our merchant customers are unable to repay the credit we have extended or to fund their liability for chargebacks due to closure, insolvency, bankruptcy or other reasons. This increase in extended credit or potential liability for chargebacks did not have a material impact on our liquidity for the three- and twelve-month periods ended December 31, 2020, although certain of our merchant clients have ceased doing business, at least for a period of time, and we continue to monitor their impact on our liquidity, results of operations and financial condition.

We continue to assist financial institutions in migrating to outsourced integrated technology solutions to improve their profitability and address increasing and ongoing regulatory requirements. As a provider of outsourcing solutions, we benefit from multi-year recurring revenue streams, which help moderate the effects of broader year-to-year economic and market

Table of Content
changes that otherwise might have a larger impact on our results of operations. We believe our integrated solutions and outsourced services are well-positioned to address this outsourcing trend across the markets we serve. However, delays in implementation of our solutions caused by the uncertainty of the COVID-19 pandemic may temporarily slow future revenue growth to an extent not yet determined.

Over the last five years, we have moved approximately 73% of our server compute, primarily in North America, to our FIS cloud located in our strategic data centers, and our goal is to increase that percentage to 80% by the end of 2021. This allows us to further enhance security for our clients' data and increases the flexibility and speed with which we can provide solutions and services to our clients, eventually at lesser cost. Concurrently, we have continued to consolidate our data centers, closing seven data centers in 2019 and an additional six data centers in 2020. Our consolidation has generated a savings for the Company as of year-end 2020 of approximately $240 million in run-rate annual expense reduction since the program's inception in mid-2016. We plan to close and consolidate approximately seven more data centers by the end of 2021, which should result in additional run rate annual expense reduction of approximately $10 million.

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

We have invested in the development of new solutions by establishing the position of the Chief Growth Officer in 2020 and building staff within that office. This office prioritizes development and investment in new solutions in collaboration with our segment leaders, including investment in fintech venture opportunities with innovative new solutions.
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

The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, developing social distancing plans for our employees and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, clients and business partners. Where government lockdowns have prohibited or slowed down certain functions at specific locations, FIS has outfitted employees to provide services from home or transferred work to other locations. Nearly 95% of our employees remain in a work-from-home status and have been effectively outfitted to continue to provide all necessary services to our clients. We continued this work-from-home status in most locations since the impact of the pandemic began in mid-March 2020 through the end of the year, as the safety of our employees is a top priority. Additionally, for its employees, the Company has expanded sick leave for employees affected by COVID-19, expanded telemedicine internationally, provided special pay for certain employees involved in critical infrastructure who could not work from home, and expanded its FIS Cares program to benefit employees in need around the world.

Consumer preference continues to shift from traditional branch banking services to digital banking solutions, and our clients seek to provide a single integrated banking experience through their branch, mobile, internet and voice banking channels. The COVID-19 pandemic appears to be accelerating digitization of banking and payment services by requiring, in many cases, banks and bank customers to transact through digital channels. We have been providing our large regional banking customers in the U.S. with Digital One, an integrated digital banking platform, and are now adding functionality and offering Digital One to our community bank clients to provide a consistent, omnichannel experience for consumers of banking services across self-service channels like mobile banking and online banking, as well as supporting channels for bank staff operating in bank branches and contact centers. The uniform customer experience extends to support a broad range of financial services including opening new accounts, servicing of existing accounts, money movement services, and personal financial

Table of Content
management, as well as other consumer, small business and commercial banking capabilities. Digital One is integrated into several of the core banking platforms offered by FIS and is also offered to customers of non-FIS core banking systems.
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

As a result of the Worldpay acquisition completed on July 31, 2019, FIS is now a global leader in the merchant solutions industry, with differentiated solutions throughout the payments market, including capabilities in global eCommerce, integrated payments, and enterprise payments and data security solutions in business-to-business ("B2B") payments. These solutions bring together advanced payments technologies at each stage of the transaction life cycle. The Worldpay acquisition broadened our solution portfolio, enabling us to significantly expand our merchant acquiring solutions, including our capabilities in the growing eCommerce and integrated payment segments of the market, which are in demand among our merchant clients as they look for ways to integrate technology into their business models. The combination also favorably impacts our business mix with a greater concentration in higher growth and higher margin services. The Worldpay acquisition significantly increased our revenue as well as our amortization expense for acquired intangibles and our acquisition, integration and other costs. However, due to the COVID-19 pandemic, our merchant processing revenue has been adversely impacted, particularly in the discretionary spending areas of travel, airlines, and restaurants, and we expect revenue will continue to be adversely impacted until the economic effects and government, company, and public travel restrictions due to the pandemic subside around the world.

Following the Worldpay acquisition, we are focused on completing post-merger integration to achieve potential incremental revenue opportunities and expense efficiencies created by the combination of the two companies. We have a history of successfully integrating the operations and technology platforms of acquired companies, including winding down legacy environments and consolidating platforms from other acquisitions into our environment. Based on prior integration experience, we developed integration plans to achieve the potential benefits created by the Worldpay acquisition. As of the end of 2020, our achievement of revenue synergies remains on track to meet or exceed our current targets driven by successful cross-sell of our heritage Premium Payback solution into heritage Worldpay clients and by leveraging our heritage Worldpay sales and distribution teams, expanding on our existing relationships with financial institutions to establish merchant referral agreements and optimizing our network routing capabilities. We have also exceeded our original target for expense synergies, as we have successfully integrated organizational structures, reduced corporate overhead and achieved cost savings within our operating environment, and expect to continue to achieve additional expense synergies during 2021.

We continue to see demand for innovative solutions in the payments market that will deliver faster, more convenient payment solutions in mobile channels, internet applications and cards. The payment processing industry is adopting new technologies, developing new solutions and services, evolving new business models and being affected by new market entrants and by an evolving regulatory environment. As merchants and financial institutions respond to these changes by seeking services to help them enhance their own offerings to consumers, including the ability to accept card-not-present ("CNP") payments in eCommerce and mobile environments as well as contactless cards and mobile wallets at the point-of-sale, FIS believes that payment processors will seek to develop additional capabilities in order to serve clients' evolving needs. To facilitate this expansion, we believe that payment processors will need to enhance their technology platforms so they can deliver these capabilities and differentiate their offerings from other providers. The COVID-19 pandemic appears to be accelerating digitization of payment services by requiring, in many cases, businesses and consumers to transact through digital channels.

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

Table of Content
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

Revenue Recognition

The Company generates revenue in a number of ways, including from the delivery of account- or transaction-based processing, SaaS, BPaaS, cloud offerings, software licensing, software-related services and professional services. Our contracts frequently contain non-standard terms that require judgment to determine the appropriate impact on revenue recognition. We are frequently a party to multiple concurrent contracts with the same client. These situations require judgment to determine whether the individual contracts should be combined or evaluated separately for purposes of revenue recognition. In making this determination, we consider the timing of negotiating and executing the contracts, whether the different elements of the contracts are negotiated as a package with a single commercial objective, whether the solutions or services promised in the contracts are a single performance obligation, and whether any of the payment terms of the contracts are interrelated. Our individual contracts also frequently include multiple promised solutions or services. At contract inception, we assess the solutions and services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a solution or service (or bundle of solutions or services) that is distinct - i.e., if a solution or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. We must apply judgment in these circumstances in determining whether individual promised solutions or services can be considered distinct or should instead be combined with other promised solutions or services in the contract. We recognize revenue when or as we satisfy a performance obligation by transferring control of a solution or service to a customer. We must use judgment to determine whether revenue is measured at a point in time or over time, to determine when the customer obtains control for performance obligations satisfied at a point in time and to determine the appropriate measure of progress for performance obligations satisfied over time. Judgment is also required in estimating and allocating variable consideration to one or more, but not all, performance obligations in a contract, determining the standalone selling prices of each performance obligation, and allocating the transaction price to each distinct performance obligation in a contract.

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

Table of Content
Capitalized Software Development Costs

Capitalized software development costs require judgment in determining when costs should be capitalized, the appropriate period over which to amortize the capitalized costs, and whether there is impairment of unamortized capitalized costs. We capitalize software development costs when technological feasibility of the software has been established (for software to be marketed) or at the beginning of application development (for internal-use software). In determining useful lives for amortization, we consider historical results and technological trends that may influence the estimate. Useful lives for capitalized software development costs typically range from three to 10 years.

The Company assesses the recorded value of capitalized software development costs for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset (net realizable value analysis for software to be marketed). There are inherent uncertainties in determining the expected useful life or cash flows to be generated from capitalized software development costs. For the year ended December 31, 2019, we recorded $87 million in asset impairments, primarily related to certain software to be marketed. For the years ended December 31, 2020 and 2018, respectively, we have not had more than minimal charges for impairments of software. While we have not historically experienced significant changes in these balances due to changes in estimates, our results of operations could be subject to such changes in the future.

Purchase Accounting

We allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets and software, are complex and require a significant amount of management judgment. We typically engage third-party valuation specialists to assist us in making fair value determinations. The third-party valuation specialists generally use discounted cash flow models, which require internally-developed assumptions, to determine the acquisition fair value of customer relationship intangible assets and developed technology software assets. Assumptions for customer relationship asset valuations typically include forecasted revenue attributable to existing customer contracts and relationships, estimated annual attrition, forecasted EBITDA margin, and estimated weighted average cost of capital and discount rates. Assumptions for software asset valuations typically include forecasted revenue attributable to the software assets, obsolescence rates, estimated royalty rates and estimated weighted average cost of capital and discount rates.

While we use our best estimates and assumptions to determine the fair values of the assets acquired and the liabilities assumed, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to our consolidated statements of earnings.

We are also required to estimate the useful lives of intangible assets to determine the amount of acquisition-related intangible asset amortization expense to record in future periods. The determination of asset lives affects our results of operations as different types of assets have different useful lives, and certain assets may be considered to have indefinite useful lives. We periodically review the estimated useful lives assigned to our finite-lived intangible assets to determine whether such estimated useful lives continue to be appropriate.

See Note 3 to the consolidated financial statements for discussion of the Virtus acquisition in 2020 and Worldpay acquisition in 2019. We had no significant business combinations during 2018.

Goodwill

Goodwill was $53.3 billion and $52.2 billion as of December 31, 2020 and 2019, respectively. The Company assesses goodwill for impairment by reporting unit on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. Our reporting units are the same as our primary operating segments, with additional reporting units for certain non-strategic businesses within the Corporate and Other segment. Goodwill impairment assessments require a significant amount of management judgment, and a meaningful change in one or more of the underlying forecasts, estimates, or assumptions used in testing goodwill for impairment could result in a material impact on the Company's results of operations and financial position. Based on the results of our assessments for 2020, $94 million of goodwill related to certain non-strategic businesses within the Corporate and Other segment was impaired. For all other reporting units for all periods presented, goodwill was not impaired.

When performing a qualitative assessment, we consider events and circumstances to determine if it is more likely than not that a reporting unit's carrying amount exceeds its fair value, including factors such as macroeconomic conditions, industry and

Table of Content
market conditions, cost factors, overall financial performance, events affecting the reporting unit or Company as a whole, including a sustained decrease in stock price. We examine those factors most likely to affect each reporting unit's fair value.

When performing a quantitative assessment, we typically engage third-party valuation specialists to assist us in determining the fair value of the reporting unit based on a weighted average of multiple valuation techniques, typically a combination of an income approach and a market approach. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach uses earnings multiples of similarly situated guideline public companies. The income approach involves the use of significant estimates and assumptions regarding forecasted revenue, growth rates, operating margins, capital expenditures, and other factors used to calculate estimated future cash flows. In addition, risk-adjusted discount rates and future economic and market conditions and other assumptions are applied. The market approach involves the selection of guideline public companies and earnings multiples considering factors such as markets of operation, solutions offered, and risk profiles.

For each of 2019 and 2018, we began our annual assessment with the qualitative assessment and concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed the carrying amounts. For 2020, we began our annual assessment for the Banking Solutions and Capital Market Solutions reporting units with qualitative assessments and concluded that that it remained more likely than not that the fair value of each of the reporting units continued to exceed their respective carrying amounts. Based on the qualitative assessment performed for these reporting units, and because there was a substantial excess of fair value over carrying amount in our previous third-party valuations performed in 2015 for Banking Solutions- and Capital Market Solutions-related businesses, we believe the likelihood of obtaining materially different results based on a change of assumptions is low.

For Merchant Solutions, we began our 2020 annual assessment with a quantitative assessment due to the economic impact of the COVID-19 pandemic on our Merchant Solutions business and its primary operations being recently acquired as part of the Worldpay acquisition. As a result of the assessment, the fair value of the reporting unit was estimated to be in excess of carrying amount by approximately 4%. The fair value was determined with the assistance of third-party valuation specialists, using an equal weighting of the income and market approaches based on an evaluation of the availability and relevance of guideline public companies having similar risks, participating in similar markets, and providing similar solutions for their customers.

For the income approach to estimating the fair value of the Merchant Solutions reporting unit, we estimated future cash flows using internal forecasts, which were developed considering historical operating performance, expected economic conditions and industry and market trends, including the impact of the COVID-19 global pandemic and expected impact of planned business initiatives. At the end of the forecast period, we used a long-term growth rate to determine the terminal value based on an evaluation of the minimum expected terminal growth rate of the Merchant Solutions reporting unit, as well as broader economic considerations such as inflation and foreign exchange rates. Due to the inherent uncertainties involved in making estimates and assumptions, actual results may differ from those determined based on our forecasts.

In computing the present value of estimated future cash flows, we used a risk-adjusted discount rate based on an assessment of the weighted average cost of capital calculation for the Merchant Solutions reporting unit and relevant guideline public companies. We believe the discount rate used is commensurate with the risks and uncertainties inherent in the Merchant Solutions business and in our internally developed forecasts, but the rate is subject to change in future periods based on changes in the U.S. Treasury rate, inflation, and other factors.

The estimated fair value of the Merchant Solutions reporting unit was derived from the valuation techniques described above, incorporating forecasts and assumptions. The estimated fair value of the Merchant Solutions reporting unit is sensitive to changes in these forecasts and assumptions, and such changes could impact the determination of goodwill impairment. We performed sensitivity analyses around certain assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair value. For example, a hypothetical 100-basis-point increase in the discount rate yielded an estimated fair value for the Merchant Solutions reporting unit below its carrying amount.

Given the results of the Merchant Solutions reporting unit quantitative assessment, the reporting unit is at risk for future goodwill impairment as it is reasonably possible that, among other factors, future developments related to the economic impact of the COVID-19 pandemic on our Merchant Solutions business, such as an extended duration of the pandemic and/or government-imposed shutdowns, prolonged economic downturn or recession, or lack of governmental support for recovery, could have a material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment and could result in future goodwill impairment.

Table of Content
Related-Party Transactions

We are a party to certain historical related-party agreements as discussed in Note 18 to the consolidated financial statements.

Factors Affecting Comparability

For information regarding factors affecting comparability, see "Item 6. Selected Financial Data." As a result of the transactions noted in Item 6. Selected Financial Data, our financial position, results of operations, earnings per share and cash flows in the periods covered by the consolidated financial statements may not be directly comparable.

Consolidated Results of Operations

This section generally discusses fiscal year 2020 compared to 2019. Discussions of fiscal year 2019 compared to 2018 not included herein can be found in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for fiscal year 2019, filed with the Securities and Exchange Commission on February 23, 2020.

	Year ended December 31,
	2020	2019	$ Change	% Change
	(In millions)
Revenue	$12,552	$10,333	$2,219	21%
Cost of revenue	(8,348)	(6,610)	(1,738)	26
Gross profit	4,204	3,723	481	13
Gross profit margin	33%	36%
Selling, general and administrative expenses	(3,516)	(2,667)	(849)	32
Asset impairments	(136)	(87)	(49)	56
Operating income	552	969	(417)	(43)
Operating margin	4%	9%

Revenue

Revenue increased primarily due to incremental revenue from the Worldpay acquisition. Revenue was adversely impacted by reduced payment processing volumes within our Merchant Solutions segment and, to a lesser extent, transaction volume within our Banking Solutions segment, as a result of the COVID-19 pandemic. See Segment Results of Operations below for more detailed explanation.

Cost of Revenue, Gross Profit and Gross Profit Margin

Gross profit increased primarily due to the revenue variances noted above. Gross profit margin decreased primarily due to higher acquired intangible asset amortization expense, partially offset by higher margin revenue from the Worldpay acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased primarily due to incremental Worldpay corporate and infrastructure expenses and higher acquisition, integration and other costs. These increases were partially offset by lower discretionary spending during the COVID-19 pandemic.

Asset Impairments

During 2020, the Company recorded asset impairments totaling $136 million related to goodwill for certain non-strategic businesses and to certain long-lived assets related to reducing office space. During 2019, the Company recorded asset impairments totaling $87 million primarily related to certain software resulting from the Company's net realizable value analysis.

Table of Content
Operating Income and Operating Margin

The annual change in operating income resulted from the revenue and cost variances noted above. The operating margin during 2020 was negatively impacted by higher acquired intangible asset amortization expense, higher acquisition, integration and other costs and asset impairments of $136 million. The operating margin during 2019 was negatively impacted by higher acquired intangible asset amortization expense, higher acquisition, integration and other costs and asset impairments of $87 million.

Total Other Income (Expense), Net

	Year ended December 31,
	2020	2019	$ Change	% Change
Other income (expense):	(In millions)
Interest expense, net	$(334)	$(337)	$3	(1)%
Other income (expense), net	48	(219)	267	(122)
Total other income (expense), net	$(286)	$(556)	270	(49)

The decrease in interest expense, net is primarily due to a lower weighted average interest rate on the outstanding debt throughout the year, notwithstanding the increase in outstanding debt as a result of the Worldpay acquisition, partially offset by a decrease in interest income as compared to the prior year that included interest income on the proceeds from the Worldpay acquisition-related debt issuances prior to closing.

Other income (expense), net for 2020 primarily represents the fair value adjustment on certain non-operating assets and liabilities, foreign currency transaction remeasurement gains and losses and the pending settlement amount of the Reliance Trust claims, which is further described in Note 16 to the consolidated financial statements.

Other income (expense), net for 2019 primarily includes a pre-tax charge of approximately $217 million in tender premiums and fees and the write-off of previously capitalized debt issuance costs on the early redemption of approximately $3.0 billion in aggregate principal amount of our senior notes as well as approximately $33 million of acquisition financing costs related to the acquisition of Worldpay. These items were partially offset by the non-cash foreign currency gain on non-hedged Euro- and Pound Sterling-denominated notes issued to finance the Worldpay acquisition, during the period from the date of issue of the notes to the date of the acquisition.

Provision (Benefit) for Income Taxes

	Year ended December 31,
	2020	2019	$ Change	% Change
	(In millions)
Provision (benefit) for income taxes	$96	$100	$(4)	(4)%
Effective tax rate	36%	24%

The effective tax rate for the 2020 period includes a one-time net remeasurement of certain deferred tax liabilities due to the increase in the U.K. corporate statutory tax rate from 17% to 19% enacted on July 22, 2020. The effective tax rate for 2019 includes a detriment of $44 million due to non-deductible executive stock compensation primarily driven by acceleration of converted heritage Worldpay stock compensation awards and the accrual of additional stock compensation due to reaching certain Worldpay synergy targets and a detriment of $21 million due to the post-acquisition combined state income tax rates.

Segment Results of Operations

FIS reports its financial performance based on the following segments: Merchant Solutions, Banking Solutions, Capital
Market Solutions, and Corporate and Other. The Company reclassified certain non-strategic businesses from Merchant Solutions, Banking Solutions, and Capital Market Solutions into Corporate and Other during the year ended December 31, 2020, and recast all prior-period segment information presented.

Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), equity method investment earnings (loss), depreciation and amortization, and excludes certain costs and other transactions that management deems non-operational in nature. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this

Table of Content
reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. The non-operational items affecting the segment profit measure generally include purchase accounting adjustments; acquisition, integration and certain other costs and asset impairments. Adjusted EBITDA also excludes incremental and direct costs resulting from the COVID-19 pandemic. These costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments. Financial information, including details of Adjusted EBITDA, for each of our segments is set forth in Note 22 to the consolidated financial statements.

Merchant Solutions

	Years ended December 31,			$ Change		% Change
				2020 vs	2019 vs	2020 vs	2019 vs
	2020	2019	2018	2019	2018	2019	2018
	(In millions)
Revenue	$3,767	$1,942	$208	$1,825	$1,734	94%	NM
Adjusted EBITDA	$1,752	$967	$45	785	922	81	NM
Adjusted EBITDA margin	46.5%	49.8%	21.6%
Adjusted EBITDA margin basis points change	(330)	NM

Year ended December 31, 2020:

Revenue increased primarily due to incremental revenue from the Worldpay acquisition totaling $1,834 million, including a favorable foreign currency impact of less than 1%, driven by a weaker U.S. Dollar versus the British Pound Sterling. Revenue was adversely impacted by declines in payment processing volumes in certain discretionary spending verticals, including travel, airlines and restaurants, as a result of the COVID-19 pandemic.

The increase in adjusted EBITDA primarily resulted from the incremental revenue from the Worldpay acquisition. The decrease in adjusted EBITDA margin was due to decreasing volumes of high-margin services as a result of the COVID-19 pandemic.

Year ended December 31, 2019:

Revenue increased primarily due to incremental revenue from the Worldpay acquisition totaling $1,722 million.

Adjusted EBITDA and adjusted EBITDA margin increased primarily due to the incremental revenue from the Worldpay acquisition at a higher margin.

Banking Solutions

	Years ended December 31,			$ Change		% Change
				2020 vs	2019 vs	2020 vs	2019 vs
	2020	2019	2018	2019	2018	2019	2018
	(In millions)
Revenue	$5,944	$5,592	$5,416	$352	$176	6%	3%
Adjusted EBITDA	$2,556	$2,402	$2,192	154	210	6	10
Adjusted EBITDA margin	43.0%	43.0%	40.5%
Adjusted EBITDA margin basis points change	—	250

Year ended December 31, 2020:

Revenue increased primarily due to incremental revenue from the Worldpay acquisition contributing 4% and other items contributing an aggregate of 5%. Other items in Banking Solutions revenue were attributable to increased demand for our core and digital banking offerings and COVID-19 pandemic-related programs including recurring revenue due to card production and prepaid card services and non-recurring revenue due to Paycheck Protection Program ("PPP") loan processing. Banking Solutions revenue was also adversely impacted by lower issuer processing due to the COVID-19 pandemic. These items were partially offset by (1) a decrease in non-recurring revenue from Latin America payments contributing less than (1%); (2) a

Table of Content
decrease in termination fees contributing less than (1%); and (3) an unfavorable foreign currency impact to growth contributing less than (1%), primarily driven by a stronger U.S. Dollar versus the Brazilian Real and Indian Rupee.

Adjusted EBITDA increased primarily due to the revenue variances noted above. Adjusted EBITDA margin was flat primarily due to lower-margin revenue mix offset by discretionary expense management.

Year ended December 31, 2019:

Revenue increased primarily due to (1) incremental revenue from the Worldpay acquisition contributing 3%; (2) increased termination fees contributing less than 1%; and (3) other items contributing an aggregate of 4% due in part to license and professional services growth in the wealth and retirement business, strong network and back-office volumes, and growth in the card production business. These items were partially offset by the unwinding of the Brazilian Venture offset in part by the new commercial agreement with Banco Bradesco and growth in Latin America payments contributing (3%) and the reduction in revenue from the sale of Reliance Trust Company of Delaware business contributing less than (1%). Banking Solutions had an unfavorable foreign currency impact contributing less than (1%), driven primarily by a stronger U.S. Dollar versus the Brazilian Real, Euro and British Pound.

Adjusted EBITDA increased primarily due to the revenue variances noted above. Adjusted EBITDA margin increased primarily due to positive revenue mix, the addition of higher margin Worldpay revenue, and the unwinding of lower margin Brazilian Venture revenue.

Capital Market Solutions

	Years ended December 31,			$ Change		% Change
				2020 vs	2019 vs	2020 vs	2019 vs
	2020	2019	2018	2019	2018	2019	2018
	(In millions)
Revenue	$2,440	$2,318	$2,258	$122	$60	5%	3%
Adjusted EBITDA	$1,147	$1,073	$1,024	74	49	7	5
Adjusted EBITDA margin	47.0%	46.3%	45.4%
Adjusted EBITDA margin basis points change	70	90

Year ended December 31, 2020:

Revenue increased primarily due to the purchase of a majority interest in Virtus Partners contributing 3% and strong managed services growth contributing 2%. Revenue also benefited from a favorable foreign currency impact contributing less than 1%, primarily driven by a weaker U.S. Dollar versus the Euro and the Swedish Krona.

Adjusted EBITDA increased primarily due to the revenue impacts mentioned above. Adjusted EBITDA margin increased primarily due to ongoing expense initiatives and discretionary expense management.

Year ended December 31, 2019:

Revenue increased primarily due to strong managed services growth, contributing 1%, and the remaining revenue contributing 2% primarily due to increased demand for risk and compliance offerings. These items were partially offset by unfavorable foreign currency impact contributing less than (1%), primarily driven by a stronger U.S. Dollar versus the British Pound Sterling and Swedish Krona.
Adjusted EBITDA and adjusted EBITDA margin increased due to continued cost management.

Table of Content
Corporate and Other

	Years ended December 31,			$ Change		% Change
				2020 vs	2019 vs	2020 vs	2019 vs
	2020	2019	2018	2019	2018	2019	2018
	(In millions)
Revenue	$401	$481	$541	$(80)	$(60)	(17)%	(11)%
Adjusted EBITDA	$(195)	$(238)	$(128)	43	(110)	(18)	86

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from non-strategic businesses.

Year ended December 31, 2020:

Revenue decreased primarily due to client attrition in certain of our non-strategic businesses.

Adjusted EBITDA increased primarily due to lower discretionary expenses during the COVID-19 pandemic and operating expense synergy cost actions, partially offset by adjusted EBITDA decline in non-strategic businesses.

Year ended December 31, 2019:

Revenue decreased primarily due to the sale of the Certegy Check Services business unit in North America during the third quarter of 2018.

Adjusted EBITDA decreased primarily due to incremental Worldpay corporate and infrastructure expenses and increased corporate health care and other benefit plan expenses.

Liquidity and Capital Resources

Cash Requirements

Our ongoing cash requirements include operating expenses, income taxes, tax receivable obligations, mandatory debt service payments, capital expenditures, stockholder dividends, regulatory requirements, working capital and timing differences in settlement-related assets and liabilities and may include discretionary debt repayments, share repurchases and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Credit Facility, the U.S. commercial paper program and the Euro-commercial paper program discussed in Note 12 to the consolidated financial statements.
As of December 31, 2020, the Company had $4,600 million of available liquidity, including $1,959 million of cash and cash equivalents and $2,641 million of capacity available under its Revolving Credit Facility. Approximately $1,443 million of cash and cash equivalents is held by our foreign entities. The majority of our cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity and regulatory requirements. Debt outstanding totaled $20.0 billion, with an effective weighted average interest rate of 1.7%.

The Company's liquidity continued to improve throughout the year as compared to the onset of the pandemic. Additionally, the volume of consumer refunds continued to decline, thereby reducing the higher-than-usual levels of credit that were extended at the onset of the pandemic to our merchant clients as part of the funds settlement process. Our liquidity could be impacted if economic conditions deteriorate or as a result of governmental measures that might be imposed in response to the COVID-19 pandemic.

The Company remains committed to reducing its leverage incurred in the Worldpay acquisition while ensuring ample liquidity and expects to reach its target leverage in 2021.
We expect that cash and cash equivalents plus cash flows from operations over the next 12 months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service payments.
We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of our Board of Directors and depends on, among other things, our investment opportunities,

Table of Content
results of operations, financial condition, cash requirements, future prospects, the duration and impact of the COVID-19 pandemic, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. In January 2021, the Board of Directors approved a dividend increase of 11% to $0.39 per share per quarter beginning with the first quarter of 2021. A regular quarterly dividend of $0.39 per common share is payable on March 26, 2021, to shareholders of record as of the close of business on March 12, 2021.

The existing plan authorizing share repurchases approved by the Board of Directors in 2017 expired as of December 31, 2020. Management temporarily suspended share repurchases during 2020 as a result of the Worldpay transaction to accelerate debt repayment. In January 2021, our Board of Directors approved a new share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time.

Cash Flows from Operations

Cash flows from operations were $4,442 million, $2,410 million and $1,993 million in 2020, 2019 and 2018, respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization. Cash flows from operations increased $2,032 million in 2020 and $417 million in 2019. The 2020 increase in cash flows from operations is primarily due to increased cash flow from the Worldpay operations, including the timing of settlement activity, partially offset by Worldpay integration-related expenses and lower net earnings from the COVID-19 pandemic. The 2019 increase in cash flows from operations is primarily due to increased cash flow due to the Worldpay acquisition, partially offset by the timing of working capital and Worldpay acquisition transaction- and integration-related expenses. The 2018 period included U.S. federal estimated income tax payments normally due in the third and fourth quarters of 2017 that were paid during the first quarter of 2018 due to the Hurricane Irma Relief Program.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for software (purchased and internally developed) and additions to property and equipment. We invested approximately $1,129 million, $828 million and $622 million in capital expenditures (excluding other financing obligations for certain hardware and software) during 2020, 2019 and 2018, respectively. We expect to continue investing in property and equipment, purchased software and internally developed software to support our business.

In 2020 and 2019, we used $469 million and $6,629 million of cash (net of cash acquired, including restricted cash) primarily for the Virtus acquisition and for the Worldpay acquisition, respectively. See Note 3 to the consolidated financial statements.

Financing

For more information regarding the Company's debt and financing activity, see Note 12 to the consolidated financial statements.

Contractual Obligations

FIS' long-term contractual obligations generally include its long-term debt, interest on long-term debt, lease payments on certain of its property and equipment and payments for certain purchase commitments and other obligations. The following table summarizes FIS' significant contractual obligations and commitments as of December 31, 2020 (in millions):

		Payments Due in
		Less than	1-3	3-5	More than
Type of Obligation	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$17,383	$1,314	$4,177	$3,258	$8,634
Interest (2)	2,906	315	598	495	1,498
Operating leases	665	159	232	136	138
Purchase commitments (3)	791	335	397	59	—
Obligations under TRA (4)	532	85	379	68	—
Total	$22,277	$2,208	$5,783	$4,016	$10,270

Table of Content
(1)The principal amounts assume no changes in currency rates for our notes denominated in Euro and GBP. See Note 12 to the consolidated financial statements for more details.
(2)The calculations above assume that (a) applicable margins and commitment fees remain constant; (b) all floating-rate debt is priced at the rates in effect as of December 31, 2020; (c) no refinancing occurs at debt maturity; (d) only mandatory debt repayments are made; (e) no new hedging transactions are effected; and (f) there are no currency effects.
(3)Includes obligations principally related to software, maintenance support, and telecommunication and network services as well as to third-party processors to provide gateway authorization and other processing services. Also includes the capital obligation related to the construction of our new headquarters.
(4)Obligation represents estimated Tax Receivable Agreement ("TRA") payments to Fifth Third Bank. See Note 16 to the consolidated financial statements for more details.

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

Recent Accounting Guidance Not Yet Adopted

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

Our fixed-rate senior notes (as included in Note 12 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of December 31, 2020. The carrying value, excluding the fair value of the interest rate swaps described below and unamortized discounts, of our senior notes was $17.0 billion as of December 31, 2020. The fair value of our senior notes was approximately $18.6 billion as of December 31, 2020. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Table of Content

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, Revolving Credit Facility, Senior Euro Floating Rate Notes (as included in Note 12 to the consolidated financial statements) and interest rate swaps on our fixed-rate long-term debt. At December 31, 2020, our weighted average cost of debt was 1.7% with a weighted-average maturity of 5.4 years; 74% of our debt was fixed-rate and the remaining 26% of our debt was variable-rate. A 100 basis-point increase in the weighted average interest rate on our variable-rate debt would have increased our 2020 annual interest expense by $51 million. We performed the foregoing sensitivity analysis based solely on the principal amount of our variable-rate debt as of December 31, 2020. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on principal amounts of variable-rate debt outstanding as of December 31, 2019, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted average interest rate would have increased our annual interest expense by approximately $45 million.

As of December 31, 2020, the following interest rate swaps converting the interest rate exposure on our Senior Euro Notes due July 2024 and our Senior USD Notes due May 2029 from fixed to variable are outstanding (in millions):

			Bank pays	FIS pays
Effective Date	Maturity Date	Notional	fixed rate of	variable rate of
December 21, 2018	July 15, 2024	€500	1.100%	3-month Euribor + 0.878%	(1)
December 23, 2020	May 21, 2029	$1,000	3.750%	3-month LIBOR + 2.971%	(2)
(1) 0.370% in effect as of December 31, 2020
(2) 3.161% in effect as of December 31, 2020

By entering into the aforementioned swap agreements, we have assumed risks associated with variable interest rates based upon LIBOR. Changes in the overall level of interest rates affect the interest expense that we recognize. We designated the interest rate swaps as fair value hedges for accounting purposes as described in Note 13 to the consolidated financial statements. A 100 basis-point increase in the 3-month Euribor rate and 3-month LIBOR rate would increase our annual interest expense on these swaps by approximately $6 million and $10 million, respectively.

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
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. During the years ended December 31, 2020, 2019 and 2018, we generated approximately $2,432 million, $1,852 million and $1,542 million, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Brazilian Real and Indian Rupee. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the years ended December 31, 2020, 2019 and 2018 (in millions):

Currency	2020	2019	2018
Pound Sterling	$141	$87	$34
Euro	35	31	30
Real	12	16	38
Rupee	10	11	13
Total increase or decrease	$198	$145	$115

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenue and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Table of Content
Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. We do periodically enter into foreign currency forward contracts to hedge foreign currency exposure to intercompany loans and other balance sheet items. The Company also utilizes foreign currency-denominated debt and cross-currency interest rate swaps designated as net investment hedges in order to reduce the volatility of the net investment value of certain of its Euro and Pound Sterling functional subsidiaries (see Note 13 to the consolidated financial statements).

Table of Content
Item 8. Financial Statements and Supplementary Data

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Fidelity National Information Services, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Fidelity National Information Services, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive earnings, equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
February 18, 2021

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Fidelity National Information Services, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive earnings, equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Evaluation of software license revenue from arrangements with terms and conditions that are not standard

As discussed in Note 2(p) and 4 to the consolidated financial statements, the Company enters into arrangements containing software licenses. Software license revenue totaled $425 million for the year ended December 31, 2020. Software license revenue typically relates to the Company's promise to provide the customer a right to use the Company's intellectual property and is typically part of an offering of multiple services. Contracts that contain software licenses often have non-standard terms that require significant judgments to determine the amount and timing of revenue to be recognized.

We identified the evaluation of software license revenue from arrangements with terms and conditions that are not standard as a critical audit matter. Significant auditor judgment was required to evaluate the Company's assessment of the impact on revenue recognition of certain terms and conditions that are unique to individual contracts. Specifically, judgment was required to evaluate the Company's identification of performance obligations and the determination of the timing of revenue recognition for each distinct performance obligation, particularly for new contracts or renewals with software license performance obligations.

The following are the primary procedures performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company's revenue recognition process, including controls over the Company's assessment of contractual terms and conditions on software license revenue recognition, identification of performance obligations, and the determination of the timing of revenue recognition. We selected a sample of individual software license revenue transactions and:

Table of Content

•read the underlying contract and other documents that were part of the contract for each selection

•evaluated the Company's identification and assessment of terms and conditions that could give rise to additional performance obligations or different patterns of revenue recognition by assessing the Company's accounting analysis in accordance with the revenue recognition requirements

•tested the mathematical accuracy of management’s calculations of revenue recognized in the consolidated financial statements.

Additionally, we tested the Company's identification of performance obligations for certain of the Company's customers by inspecting external confirmation directly from the Company's customers and comparing the key terms and conditions relevant to the Company's revenue recognition to the Company's written customer agreement.

Assessment of the recoverability of the carrying value of goodwill for the Merchant Solutions reporting unit

As discussed in Note 2(h) to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis during the fourth quarter of each fiscal year or more frequently if circumstances indicate potential impairment. The goodwill balance as of December 31, 2020 related to the Merchant Solutions reportable segment was $36,267 million, which is the same as the Merchant Solutions reporting unit. In connection with its annual impairment test for the Merchant Solutions reporting unit, the Company performed a quantitative assessment of goodwill due to the economic impact of the COVID-19 pandemic on the Company's Merchant Solutions business.

We identified the assessment of the recoverability of the carrying value of goodwill for the Merchant Solutions reporting unit as a critical audit matter. We performed a sensitivity analysis to determine the significant assumptions used to value the Merchant Solutions reporting unit, individually and in the aggregate, which required significant auditor judgment. This included forecasted revenues, operating expenses, and the risk-adjusted discount rate used in the discounted cash flow model. Due to the impact of COVID-19 on the Company's business, there was significant uncertainty associated with these assumptions. In addition, professionals with specialized skills and knowledge were required to evaluate the risk-adjusted discount rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's goodwill assessment process, including controls over the selection and development of the relevant assumptions used in the discounted cash flow model, including forecasted revenues, operating expenses, and the risk-adjusted discount rate. We evaluated the Merchant Solutions reporting unit's forecasted revenue and operating expense assumptions by comparing the assumptions to the reporting unit's historical revenues and operating expenses and to i) internal communications to management and the Board of Directors, ii) growth rates of comparable companies, and iii) industry and market conditions. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company's risk-adjusted discount rate, by comparing it to a risk-adjusted discount rate that was independently developed using publicly available market data for comparable entities

•evaluating the Company's estimated fair value of the reporting unit, by comparing it to a range of fair values that was independently developed using the reporting unit's cash flow forecast, an independently developed risk-adjusted discount rate, and publicly available market multiples for comparable entities.

/s/  KPMG LLP

We have served as the Company's auditor since 2004.

Jacksonville, Florida
February 18, 2021

Table of Content
FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2020 and 2019
(In millions, except per share amounts)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,959	$1,152
Settlement deposits and merchant float	3,252	2,882
Trade receivables, net of allowance for credit losses of $82 and $60, respectively	3,314	3,242
Contract assets	140	124
Settlement receivables	662	647
Other receivables	317	337
Prepaid expenses and other current assets	254	308
Total current assets	9,898	8,692
Property and equipment, net	887	900
Goodwill	53,268	52,242
Intangible assets, net	13,928	15,798
Software, net	3,370	3,204
Other noncurrent assets	1,574	2,303
Deferred contract costs, net	917	667
Total assets	$83,842	$83,806
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$2,482	$2,374
Settlement payables	4,934	4,228
Deferred revenue	881	817
Short-term borrowings	2,750	2,823
Current portion of long-term debt	1,314	140
Total current liabilities	12,361	10,382
Long-term debt, excluding current portion	15,951	17,229
Deferred income taxes	4,017	4,281
Other noncurrent liabilities	1,967	2,406
Deferred revenue	59	52
Total liabilities	34,355	34,350

Redeemable noncontrolling interest	174	—
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.01 par value, 750 shares authorized, 621 and 615 shares issued as of December 31, 2020 and 2019, respectively	6	6
Additional paid in capital	45,947	45,358
Retained earnings	3,440	4,161
Accumulated other comprehensive earnings (loss)	57	(33)
Treasury stock, $0.01 par value, 1 and less than 1 common shares as of December 31, 2020 and 2019, respectively, at cost	(150)	(52)
Total FIS stockholders’ equity	49,300	49,440
Noncontrolling interest	13	16
Total equity	49,313	49,456
Total liabilities, redeemable noncontrolling interest and equity	$83,842	$83,806
See accompanying notes, which are an integral part of these consolidated financial statements.

Table of Content
FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings
Years Ended December 31, 2020, 2019 and 2018
(In millions, except per share amounts)

	2020	2019	2018
Revenue	$12,552	$10,333	$8,423
Cost of revenue	8,348	6,610	5,569
Gross profit	4,204	3,723	2,854
Selling, general and administrative expenses	3,516	2,667	1,301
Asset impairments	136	87	95
Operating income	552	969	1,458
Other income (expense):
Interest income	5	52	17
Interest expense	(339)	(389)	(314)
Other income (expense), net	48	(219)	(57)
Total other income (expense), net	(286)	(556)	(354)
Earnings (loss) before income taxes and equity method investment earnings (loss)	266	413	1,104
Provision (benefit) for income taxes	96	100	208
Equity method investment earnings (loss)	(6)	(10)	(15)
Net earnings	164	303	881
Net (earnings) loss attributable to noncontrolling interest	(6)	(5)	(35)
Net earnings attributable to FIS common stockholders	$158	$298	$846

Net earnings per share-basic attributable to FIS common stockholders	$0.26	$0.67	$2.58
Weighted average shares outstanding-basic	619	445	328
Net earnings per share-diluted attributable to FIS common stockholders	$0.25	$0.66	$2.55
Weighted average shares outstanding-diluted	627	451	332
See accompanying notes, which are an integral part of these consolidated financial statements.

Table of Content
FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
Years Ended December 31, 2020, 2019 and 2018
(In millions)

	2020		2019		2018
Net earnings		$164		$303		$881
Other comprehensive earnings (loss), before tax:
Unrealized gain (loss) on derivatives	$—		$(17)		$—
Adjustment for (gain) loss reclassified to net earnings	2		2		—
Unrealized gain (loss) on derivatives, net	2		(15)		—
Foreign currency translation adjustments	(78)		646		(120)
Minimum pension liability adjustments	5		(38)		5
Other comprehensive earnings (loss), before tax	(71)		593		(115)
Provision for income tax (expense) benefit related to items of other comprehensive earnings	161		(196)		(1)
Other comprehensive earnings (loss), net of tax	$90	90	$397	397	$(116)	(116)
Comprehensive earnings (loss)		254		700		765
Net (earnings) loss attributable to noncontrolling interest		(6)		(5)		(35)
Other comprehensive (earnings) loss attributable to noncontrolling interest		—		—		18
Comprehensive earnings (loss) attributable to FIS common stockholders		$248		$695		$748
See accompanying notes, which are an integral part of these consolidated financial statements.

Table of Content
FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2020, 2019 and 2018
(In millions, except per share amounts)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2017	432	(99)	$4	$10,534	$4,109	$(332)	$(3,604)	$109	$10,820
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	4	—	135	—	—	155	—	290
Treasury shares held for taxes due upon exercise of stock options	—	—	—	(10)	—	—	(22)	—	(32)
Purchases of treasury stock	—	(11)	—	—	—	—	(1,216)	—	(1,216)
Stock-based compensation	—	—	—	84	—	—	—	—	84
Cash dividends declared ($1.28 per share) and other distributions	—	—	—	—	(422)	—	—	(29)	(451)
Brazilian Venture divestiture	—	—	—	57	—	—	—	(90)	(33)
Other	—	—	—	—	(5)	—	—	—	(5)
Net earnings	—	—	—	—	846	—	—	35	881
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(98)	—	(18)	(116)
Balances, December 31, 2018	433	(106)	$4	$10,800	$4,528	$(430)	$(4,687)	$7	$10,222
Worldpay acquisition	180	109	2	34,040	—	—	5,042	11	39,095
Issuance of restricted stock	1	—	—	—	—	—	2	—	2
Exercise of stock options	1	1	—	117	—	—	46	—	163
Treasury shares held for taxes due upon exercise of stock options	—	—	—	(1)	—	—	(55)	—	(56)
Purchases of treasury stock	—	(4)	—	—	—	—	(400)	—	(400)
Stock-based compensation	—	—	—	402	—	—	—	—	402
Cash dividends declared ($1.40 per share) and other distributions	—	—	—	—	(658)	—	—	(7)	(665)
Other	—	—	—	—	(7)	—	—	—	(7)
Net earnings	—	—	—	—	298	—	—	5	303
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	397	—	—	397
Balances, December 31, 2019	615	—	$6	$45,358	$4,161	$(33)	$(52)	$16	$49,456
Issuance of restricted stock	2	—	—	(7)	—	—	7	—	—
Exercise of stock options	4	—	—	317	—	—	—	—	317
Treasury shares held for taxes due upon exercise of stock options	—	(1)	—	(7)	—	—	(105)	—	(112)
Stock-based compensation	—	—	—	283	—	—	—	—	283
Cash dividends declared ($1.40 per share) and other distributions	—	—	—	—	(873)	—	—	(7)	(880)
Other	—	—	—	3	(6)	—	—	—	(3)
Net earnings	—	—	—	—	158	—	—	4	162
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	90	—	—	90
Balances, December 31, 2020	621	(1)	$6	$45,947	$3,440	$57	$(150)	$13	$49,313
(1) Excludes redeemable noncontrolling interest that is not considered equity. See Note 3, Virtus Acquisition, for additional information.
See accompanying notes, which are an integral part of these consolidated financial statements.

Table of Content
FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2020, 2019 and 2018
(In millions)

	2020	2019	2018
Cash flows from operating activities:
Net earnings	$164	$303	$881
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,714	2,444	1,420
Amortization of debt issue costs	31	24	17
Acquisition-related financing foreign exchange	—	(125)	—
Asset impairments	136	87	95
Loss (gain) on sale of businesses, investments and other	9	18	50
Loss on extinguishment of debt	—	217	1
Stock-based compensation	283	402	84
Deferred income taxes	(206)	(109)	(116)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	(75)	(161)	78
Contract assets	(14)	17	(20)
Settlement activity	862	(165)	9
Prepaid expenses and other assets	(264)	(129)	4
Deferred contract costs	(473)	(379)	(248)
Deferred revenue	58	40	(100)
Accounts payable, accrued liabilities, and other liabilities	217	(74)	(162)
Net cash provided by operating activities	4,442	2,410	1,993

Cash flows from investing activities:
Additions to property and equipment	(263)	(200)	(127)
Additions to software	(866)	(628)	(495)
Acquisitions, net of cash acquired	(469)	(6,632)	—
Net proceeds from sale of businesses and investments	—	49	(16)
Other investing activities, net	684	(90)	(30)
Net cash provided by (used in) investing activities	(914)	(7,501)	(668)

Cash flows from financing activities:
Borrowings	47,695	33,352	26,371
Repayment of borrowings and other financing obligations	(49,067)	(24,672)	(26,148)
Debt issuance costs	—	(101)	(30)
Proceeds from stock issued under stock-based compensation plans	332	161	288
Treasury stock activity	(112)	(453)	(1,255)
Dividends paid	(868)	(656)	(421)
Other financing activities, net	(731)	(50)	(41)
Net cash provided by (used in) financing activities	(2,751)	7,581	(1,236)
Effect of foreign currency exchange rate changes on cash	42	18	(51)
Net increase (decrease) in cash and cash equivalents	819	2,508	38
Cash and cash equivalents, beginning of year	3,211	703	665
Cash and cash equivalents, end of year (see Note 2(b))	$4,030	$3,211	$703

Supplemental cash flow information:
Cash paid for interest	$428	$332	$298
Cash paid for income taxes	$282	$321	$503
See accompanying notes, which are an integral part of these consolidated financial statements.

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

On July 31, 2019, FIS completed the acquisition of Worldpay Inc. ("Worldpay"), and Worldpay's results of operations and financial position are included in the consolidated financial statements from and after the date of acquisition. See Note 3 for additional discussion.
FIS reports its financial performance based on the following segments: Merchant Solutions, Banking Solutions, Capital Market Solutions, and Corporate and Other. The Company regularly assesses its portfolio of assets and reclassified certain non-strategic businesses from the Merchant Solutions, Banking Solutions, and Capital Market Solutions segments into the Corporate and Other segment during the year ended December 31, 2020, and recast all prior-period segment information presented. These operations represented approximately 3% of 2020 revenue. See Note 22 for a summary of each segment.

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

	December 31.
	2020	2019
Cash and cash equivalents on the consolidated balance sheets	$1,959	$1,152
Merchant float restricted cash (in Settlement deposits and merchant float) (see Note 2(f))	2,071	1,519
Other restricted cash (see Note 11 - Visa Europe and contingent value rights)	—	540
Total Cash and cash equivalents per the consolidated statements of cash flows	$4,030	$3,211

(c)Fair Value Measurements

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations

In a business combination transaction, an acquirer recognizes, separately from goodwill, the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree and generally measures these items at their acquisition date fair values. Goodwill is recorded as the residual amount by which the purchase price exceeds the fair value of the net assets acquired. Fair values are determined using the framework outlined below under Fair Value Hierarchy and the methodologies

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
addressed in the individual subheadings. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we report provisional amounts in the financial statements for the items for which the accounting is incomplete. Adjustments to provisional amounts initially recorded that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. During the measurement period, we also recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends the sooner of one year from the acquisition date or when we receive the information we were seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not obtainable. Contingent consideration liabilities or receivables recorded in connection with business acquisitions are also adjusted for changes in fair value until settled.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for settlement deposits and merchant float, receivables, payables and short-term borrowings approximate their fair values because of their immediate or short-term maturities. The fair value of the Company's long-term debt is based on quoted prices of our senior notes and trades of our debt in close proximity to year end, which are considered Level 2-type measurements. The Company also holds, or has held, certain derivative instruments, specifically interest rate swaps and foreign currency exchange forward contracts, which are also valued using Level 2-type measurements. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

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
•Inputs that are derived principally from, or corroborated by, observable market data by correlation or other means.

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

(d)Derivative Financial Instruments

The Company records all derivatives, whether designated in hedging relationships or not, on the consolidated balance sheets at fair value. During all periods presented, the Company used cross-currency interest rate swaps to engage in hedging activities relating to its investment in foreign-currency denominated operations. The Company designated these cross-currency interest rate swaps as net investment hedges. The Company also used interest rate swaps to engage in hedging activities relating

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
to changes in the fair value of its long-term debt. The Company designated these interest rate swaps as fair value hedges. During 2019, the Company entered into foreign currency forward contracts as well as treasury lock and interest rate swap contracts to reduce the volatility in the Company's cash flows during the period leading up to the Company's debt issuances related to the Worldpay acquisition. The Company designated these treasury lock and interest rate swap contracts as cash flow hedges.

Derivative instruments are included in the accompanying consolidated balance sheets in Prepaid expenses and other current assets; Other noncurrent assets; Accounts payable, accrued and other liabilities; or Other noncurrent liabilities, as appropriate. Changes in fair value are recorded as a component of Accumulated other comprehensive earnings (loss), net of tax, for all derivative instruments except the fair value hedges, which are recorded as an adjustment to long-term debt, and the foreign currency forward contracts, which are recorded through Other income (expense), net. The amounts included in Accumulated other comprehensive earnings (loss) for the cash flow hedges are recorded in interest expense as yield adjustments over the periods in which the related interest payments that were hedged are made. As of December 31, 2020 and 2019, the Company had no outstanding cash flow hedge contracts. The Company also utilizes foreign-currency denominated debt as non-derivative net investment hedges in order to reduce the volatility of the net investment value of its foreign currency denominated operations. The change in fair value of the net investment hedges due to remeasurement of the effective portion, net of tax, is recorded as a component of Accumulated other comprehensive earnings (loss). Any ineffective portion of these hedging instruments impacts net earnings when the ineffectiveness occurs. See Notes 13 and 20 for additional details.

(e)Trade Receivables

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

Allowance for Credit Losses

The Company monitors trade receivable balances including contract assets as well as other receivables and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events. The allowance for credit losses is separate from the chargeback liability described in Note 16.

While the COVID-19 pandemic did not result in a significant increase in the Company's expected credit loss allowance recorded as of December 31, 2020, it is reasonably possible that future developments related to the economic impact of the COVID-19 pandemic could have a material impact on management's estimates.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Merchant Solutions

Settlement deposits and merchant float, Settlement receivables, and Settlement payables represent intermediary balances arising from the settlement process which involves the transferring of funds between card issuers, merchants and various financial institutions ("Sponsoring Members"). Funds are processed under two models, a sponsorship model and a direct member model. In the U.S., the Company operates under the sponsorship model, and outside the U.S., the Company operates under the direct membership model.

Under the sponsorship model, in order for the Company to provide electronic payment processing services, Visa, MasterCard and other payment networks require sponsorship by a member clearing bank. The Company has an agreement with Sponsoring Members to provide sponsorship services to the Company. Under the sponsorship agreements, the Company is registered as a Visa Third-Party Agent and a MasterCard Service Provider. The sponsorship services allow us to route transactions under the Sponsoring Members' membership to clear card transactions through Visa, MasterCard and other networks. Under this model, the standards of the payment networks restrict us from performing funds settlement and, as such, require that these funds be in the possession of the Sponsoring Member until the merchant is funded. Accordingly, settlement receivables and settlement payables resulting from the submission of settlement files to the network or cash received from the network in advance of funding the network are the responsibility of the Sponsoring Member and are not recorded on the Company's consolidated balance sheets.

Settlement receivables and settlement payables are also recorded in the U.S. as a result of intermediary balances due to/from the Sponsoring Member. The Company receives funds from certain networks which are owed to the Sponsoring Member for settlement. In other cases, the Company transfers funds to the Sponsoring Member for settlement in advance of receiving funds from the network. These timing differences result in settlement receivables and settlement payables. The amounts are generally collected or paid the following one to three business days. Additionally, U.S. settlement receivables and settlement payables arise related to interchange expenses, merchant reserves and exception items.

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

(g)Contract Related Balances

The payment terms and conditions in our customer contracts may vary. In some cases, customers pay in advance of our delivery of solutions or services; in other cases, payment is due as services are performed or in arrears following the delivery of the solutions or services. Differences in timing between revenue recognition and invoicing result in accrued trade receivables, contract assets, or deferred revenue on our consolidated balance sheets. Receivables are accrued when revenue is recognized prior to invoicing but the right to payment is unconditional (i.e., only the passage of time is required). This occurs most commonly when software term licenses recognized at a point in time are paid for periodically over the license term. Contract assets result when amounts allocated to distinct performance obligations are recognized when or as control of a solution or service is transferred to the customer but invoicing is contingent on performance of other performance obligations or on completion of contractual milestones. Contract assets are transferred to receivables when the rights become unconditional, typically upon invoicing of the related performance obligations in the contract or upon achieving the requisite project milestone. Deferred revenue results from customer payments in advance of our satisfaction of the associated performance obligation(s) and relates primarily to prepaid maintenance or other recurring services. Deferred revenue is relieved as revenue is recognized. Contract assets and deferred revenue are reported on a contract-by-contract basis at the end of each reporting period. Changes in the contract assets and deferred revenue balances for the years ended December 31, 2020 and 2019, were not materially impacted by any factors other than those described above. Also, in some cases, signing bonuses are paid, or credits are offered, to customers in connection with the origination or renewal of customer contracts. These incentives are recorded as Other noncurrent assets on our consolidated balance sheets and amortized on a straight-line basis as a reduction of revenue over the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
lesser of the useful life of the solution or the expected customer relationship period for new contracts or over the contract period for renewal contracts.
(h)Goodwill

Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. Goodwill is not amortized but is assessed for impairment by reporting unit. The Company assesses goodwill for impairment on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. An impairment charge is recognized when and to the extent a reporting unit's carrying amount is determined to exceed its fair value. Our reporting units are the same as our primary operating segments, with additional reporting units for certain non-strategic businesses within the Corporate and Other segment.

The Company has the option to first assess qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value. The option of whether to perform the qualitative assessment is made annually and may vary by reporting unit. Events and circumstances that are considered in performing the qualitative assessment include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, events affecting the reporting unit or Company as a whole, including a sustained decrease in stock price. When performing the qualitative assessment, we examine those factors most likely to affect each reporting unit's fair value. If we conclude that it is more likely than not that the reporting unit's fair value is less than its carrying amount (that is, a likelihood of more than 50 percent) as a result of the qualitative assessment, or we elect to bypass the qualitative assessment for a reporting unit, then we must perform the quantitative assessment for that reporting unit.

In applying the quantitative assessment, we typically engage third-party valuation specialists to assist us in determining the fair value of a reporting unit based on a weighted average of multiple valuation techniques, principally a combination of an income approach and a market approach, which are Level 3-type measurements. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach uses earnings multiples of similarly situated guideline public companies. If the fair value of the reporting unit determined using the quantitative analysis exceeds the carrying amount of the reporting unit's net assets, goodwill is not impaired.

For each of 2019 and 2018, we began our annual assessment with the qualitative assessment and concluded that that it remained more likely than not that the fair value of each of our reporting units continued to exceed the carrying amounts. For 2020, we began our annual assessment for the Banking Solutions and Capital Market Solutions reporting units with qualitative assessments and concluded that it remained more likely than not that the fair value of each of the reporting units continued to exceed their respective carrying amounts. For Merchant Solutions, we began our 2020 annual assessment with a quantitative assessment due to the economic impact of the COVID-19 pandemic on our Merchant Solutions business and its primary operations being recently acquired as part of the Worldpay acquisition. As a result of the assessment, the fair value of the reporting unit was estimated to be in excess of carrying amount by approximately 4%. Based on the results of our assessments for 2020, $94 million of goodwill related to certain non-strategic businesses within the Corporate and Other segment was impaired. For all other reporting units for all periods presented, goodwill was not impaired.

In addition, due to the continued economic impact of the COVID-19 pandemic, we evaluated if events and circumstances as of December 31, 2020, indicated potential impairment. We performed a qualitative assessment by examining factors most likely to affect our reporting units' fair values and considered the impact to our business from the COVID-19 pandemic. The factors examined involve significant use of management judgment and included, among others, (1) forecasted revenue, growth rates, operating margins, and capital expenditures used to calculate estimated future cash flows, (2) future economic and market conditions and (3) FIS' market capitalization. Based on our impairment assessment as of December 31, 2020, we concluded that it remained more likely than not that the fair value continues to exceed the carrying amount for each of our reporting units; therefore, goodwill was not impaired.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(i)Long-Lived Assets

Long-lived assets and intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset, which are Level 3-type measurements. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 2020, the Company recorded impairment losses totaling $42 million of certain long-lived assets related to reducing office space, including $30 million for operating lease right-of-use assets.

(j)Intangible Assets

The Company has intangible assets that consist primarily of customer relationships and trademarks (i.e., a collective term for trademarks, trade names, and related intellectual property rights) that are recorded in connection with acquisitions at their fair value based on the results of valuation analyses. Customer relationships and trademarks acquired in business combinations are generally valued using the multi-period excess earnings method and relief-from-royalty method, respectively, which are Level 3-type measurements. Customer relationships are amortized over their estimated useful lives using an accelerated method that takes into consideration expected customer attrition rates up to a 10-year period. Trademarks determined to have indefinite lives are not amortized. Trademarks with finite lives are amortized over periods ranging up to five years. Intangible assets with finite lives (principally customer relationships and certain trademarks) are reviewed for impairment following the same approach as long-lived assets, while certain trademarks determined to have indefinite lives are reviewed for impairment, following the same approach as goodwill.

The Company assesses indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. For each of 2020, 2019 and 2018, we performed a qualitative assessment examining those factors most likely to affect our valuations and concluded that it is more likely than not that our indefinite-lived intangible assets were not impaired.
(k)Software

Software includes software acquired in business combinations, purchased software and capitalized software development costs. Software acquired in business combinations is generally valued using the relief-from-royalty method, a Level 3-type measurement. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life, and software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from one to 10 years.

The capitalization of software development costs is based on whether the software is to be sold, leased or otherwise marketed, or if the software is for internal use. After the technological feasibility of the software has been established (for software to be marketed) or at the beginning of application development (for internal-use software), software development costs, which primarily include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for software to be marketed) or prior to application development (for internal-use software), are expensed as incurred. Software development costs are amortized on a solution-by-solution basis commencing on the date of general release (for software to be marketed) or the date placed in service (for internal-use software). Software development costs for software to be marketed are amortized using the greater of (1) the straight-line method over its estimated useful life, which ranges from three to 10 years, or (2) the ratio of current revenue to total anticipated revenue over its useful life. The Company assesses the recorded value of software to be marketed for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset (i.e., a net realizable value analysis) and reviews internal-use software for recoverability pursuant to long-lived asset guidance discussed above.

(l)Deferred Contract Costs

The Company incurs costs as a result of both the origination and fulfillment of our contracts with customers. Origination costs relate primarily to the payment of sales commissions that are directly related to sales transactions. Fulfillment costs include the cost of implementation services related to software as a service ("SaaS") and other cloud-based arrangements when the implementation service is not distinct from the ongoing service. When origination costs and fulfillment costs that will be

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
used to satisfy future performance obligations are directly related to the execution of our contracts with customers, and the costs are recoverable under the contract, the costs are capitalized as a deferred contract cost. Impairment losses are recognized if the carrying amounts of the deferred contract costs are not recoverable. There were no significant impairment losses recognized on deferred contract costs for 2020, 2019, or 2018.

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

(n)Income Taxes

The Company recognizes deferred income tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of using net operating loss and credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred income taxes of changes in tax rates and laws, if any, is reflected in the consolidated financial statements in the period enacted. A valuation allowance is established for any portion of a deferred income tax asset for which management believes it is more likely than not that the Company will not be able to realize the benefits of all or a portion of that deferred income tax asset. Certain of the Company's earnings are indefinitely reinvested offshore and could be subject to additional income tax if repatriated. It is not practicable to determine the unrecognized deferred tax liability on a hypothetical distribution of those earnings.

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

The Company applied Topic 842 using the effective date method; consequently, financial information was not updated, and the disclosures required under the new standard were not provided for dates and periods before January 1, 2019. For transition purposes, the Company elected the "package of practical expedients," which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the practical expedient not to separate lease and non-lease components. The Company did not elect the use-of-hindsight practical expedient nor the short-term lease recognition exemption allowed under the new standard.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Operating Leases

The Company leases certain of its property, primarily real estate, under operating leases. Operating lease right-of-use ("ROU") assets are included in Other noncurrent assets, and operating lease liabilities are included in Accounts payable, accrued and other liabilities and Other noncurrent liabilities on the consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. Operating lease ROU assets also include any prepaid lease payments and exclude lease incentives received. The Company uses an incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. Lease term for accounting purposes may include options to extend (generally ranging from one to five years) or to terminate the lease when it is reasonably certain that the Company will exercise that option. For certain equipment leases, the Company applies a portfolio approach to effectively account for the operating lease ROU assets and liabilities. Lease agreements may include lease and related non-lease components, which are accounted for as a single lease component. Fixed costs included in the measurement of ROU assets are recognized as operating lease cost generally on a straight-line basis over the lease term. Certain leases require the Company to pay taxes, insurance, maintenance and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the ROU assets and lease liabilities to the extent they are variable in nature, instead they are recognized as variable lease cost when incurred.

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

Technology or service components from third parties are frequently embedded in or combined with our applications or service offerings. We are often responsible for billing the client in these arrangements and transmitting the applicable fees to the third party. The Company determines whether it is responsible for providing the actual solution or service as a principal or for arranging for the solution or service to be provided by the third party as an agent. Judgment is applied to determine whether we are the principal or the agent by evaluating whether the Company has control of the solution or service prior to it being transferred to the customer. The principal versus agent assessment is performed at the performance obligation level. Indicators that the Company considers in determining if it has control include whether the Company is primarily responsible for fulfilling

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
the promise to provide the specified solution or service to the customer, the Company has inventory risk and the Company has discretion in establishing the price the customer ultimately pays for the solution or service. Depending upon the level of our contractual responsibilities and obligations for delivering solutions to end customers, we have arrangements where we are the principal and recognize the gross amount billed to the customer and other arrangements where we are the agent and recognize the net amount retained.

The total transaction price of a contract is allocated to each performance obligation in a manner depicting the amount of consideration to which the Company expects to be entitled in exchange for transferring the solution(s) or service(s) to the customer (the "allocation objective"). If the allocation objective is met at contractual prices, no allocation adjustments from contract prices are made. Otherwise, the Company reallocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis, except when the criteria are met for allocating variable consideration to one or more, but not all, performance obligations in the contract. The Company allocates variable consideration to one or more, but not all performance obligations when the terms of the variable payment relate specifically to the Company's efforts to satisfy the performance obligation (or transfer the distinct solution or service) and when such allocation is consistent with the allocation objective when considering all performance obligations in the contract. Determining whether the criteria for allocating variable consideration to one or more, but not all, performance obligations in the contract requires significant judgment and may affect the timing and amount of revenue recognized.

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

Occasionally, the Company offers extended payment terms on its license transactions and evaluates whether any potential significant financing components exist. For certain of its business units, the Company will provide a software license through a rental model wherein the customer generally pays for the software license and maintenance in monthly or quarterly installments as opposed to an upfront software license fee. Revenue recognition under these arrangements follows the same recognition pattern as the arrangements outlined above. Judgment is required to determine whether these arrangements contain a significant financing component. The Company evaluates whether there is a significant difference between the amount of promised consideration over the rental term and the cash selling price of the software license, the degree to which financing is the reason for any such difference, and the overall impact of the time value of money on the transaction. If we conclude a significant financing component exists, then the transaction price is adjusted for the time value of money at the Company's incremental borrowing rate by recording a contract asset and interest income. The Company does not adjust the promised amount of consideration for the effects of the time value of money if the difference between the promised consideration and the cash selling price arises for reasons other than the provision of finance or it is expected, at contract inception, that the period between when the Company transfers a promised solution or service to a customer and when the customer pays for that solution or service will be one year or less.

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

(u)Net Earnings per Share

The basic weighted average shares and common stock equivalents for the years ended December 31, 2020, 2019 and 2018 are computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net earnings and earnings per share for the years ended December 31, 2020, 2019 and 2018 are as follows (in millions, except per share data):

	Year ended December 31,
	2020	2019	2018
Net earnings attributable to FIS common stockholders	$158	$298	$846
Weighted average shares outstanding-basic	619	445	328
Plus: Common stock equivalent shares	8	6	4
Weighted average shares outstanding-diluted	627	451	332
Net earnings per share-basic attributable to FIS common stockholders	$0.26	$0.67	$2.58
Net earnings per share-diluted attributable to FIS common stockholders	$0.25	$0.66	$2.55

Options to purchase less than 1 million, and approximately 1 million and 1 million shares of our common stock for the years ended December 31, 2020, 2019 and 2018, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(v)Certain Reclassifications

Certain reclassifications have been made in the 2019 and 2018 consolidated financial statements to conform to the classifications used in 2020.

(3)Acquisitions

Worldpay Acquisition

On July 31, 2019, FIS completed the acquisition of Worldpay by acquiring 100 percent of Worldpay's equity. The Worldpay acquisition brought an integrated technology platform with a comprehensive suite of solutions and services serving merchants and financial institutions and provided FIS with enhanced global payment capabilities, robust risk and fraud solutions and advanced data analytics.

The total purchase price was as follows (in millions):

Cash consideration	$3,423
Value of FIS share consideration (1)	38,635
Pay-off of Worldpay long-term debt not contractually assumed	5,738
Value of outstanding converted equity awards attributed to services already rendered	449
Total purchase price	$48,245
(1) Worldpay shareholders received approximately 289 million shares of FIS common stock valued based on the share price of $133.69 per share, the closing price of the Company's common stock on the New York Stock Exchange on July 30, 2019.

The acquisition was accounted for as a business combination. We recorded an allocation of the purchase price to Worldpay tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of July 31, 2019. The amounts for intangible assets were based on third-party valuations performed. Goodwill was recorded as the residual amount by which the purchase price exceeded the fair value of the net assets acquired. Goodwill consists primarily of expected synergies of combining operations, the acquired workforce, and growth opportunities, none of which qualify as separately identifiable intangible assets. The Company completed its assessment of the fair value of assets acquired and liabilities assumed within the one-year period from the date of acquisition. The Company recorded measurement period adjustments due to additional information received primarily related to contingencies and income taxes, resulting in a decrease in the value assigned to goodwill. There was no material impact on earnings as a result of the measurement period adjustments recorded.

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
(3)Includes $542 million of noncurrent tax receivable agreement liability (see Note 16) and $875 million contingent value rights liability (see Note 11).

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

Unaudited Supplemental Pro Forma Results Giving Effect to the Worldpay Acquisition

Worldpay's revenues and pre-tax loss of $1,880 million and $436 million, respectively, which include the impact of purchase accounting adjustments, are included in the consolidated statements of earnings for the period from July 31, 2019 through December 31, 2019.

Unaudited supplemental pro forma results of operations for the years ended December 31, 2019 and 2018, assuming the acquisition had occurred as of January 1, 2018, are presented below (in millions, except per share amounts):

	Year ended December 31,
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
•adjustment to interest expense to reflect the removal of Worldpay debt and the addition of borrowings of FIS in conjunction with the acquisition; and

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
•a reduction in expenses for the year ended December 31, 2019 of $260 million and an increase in expenses for the year ended December 31, 2018 of $267 million for acquisition-related transaction costs and other one-time non-recurring costs.

Virtus Acquisition

On January 2, 2020, FIS acquired a majority interest in Virtus Partners ("Virtus"), previously a privately held company that provides high-value managed services and technology to the credit and loan market. FIS acquired a 70% voting and financial interest in Virtus with 30% interest retained by the founders of Virtus ("Founders"). The acquisition was accounted for as a business combination. We recorded an allocation of the $404 million cash purchase price and the $173 million fair value of redeemable noncontrolling interest to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values, consisting primarily of $254 million in customer relationships and $51 million in software assets. We also recorded $253 million in goodwill for the residual amount by which the purchase price exceeded the fair value of the net assets acquired. The Company completed its assessment of the fair value of assets acquired and liabilities assumed within the one-year period from the date of acquisition.

We recorded the 30% interest retained by the Founders at the acquisition date as redeemable noncontrolling interest, which is reflected outside of stockholders' equity on the consolidated balance sheet, given the agreement between FIS and the Founders that provides FIS with a call option and the Founders with a put option requiring FIS to purchase all of the Founders' retained interest in Virtus at a redemption value determined pursuant to performance goals stated in the agreement. The call option and put option are exercisable at any time after two years and three years respectively, following the acquisition date. Changes in the estimated redemption value are accreted through equity from the acquisition date to the date the call option becomes exercisable, to the extent the estimated redemption value is greater than the initial redeemable noncontrolling interest value recorded, as adjusted for the Founders' share of the cumulative impact of net earnings (loss).

(4)Revenue

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue. The tables also include a reconciliation of the disaggregated revenue with the Company's reportable segments. Prior-period amounts have been recast to conform to the new reportable segment presentation as discussed in Note 22.

For the year ended December 31, 2020 (in millions):

	Reportable Segments
	Merchant Solutions	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Primary Geographical Markets:
North America	$2,719	$5,105	$1,453	$274	$9,551
All others	1,048	839	987	127	3,001
Total	$3,767	$5,944	$2,440	$401	$12,552

Type of Revenue:
Recurring revenue:
Transaction processing and services	$3,680	$4,443	$1,091	$374	$9,588
Software maintenance	2	352	493	1	848
Other recurring	77	165	99	2	343
Total recurring	3,759	4,960	1,683	377	10,779

Software license	2	89	328	6	425
Professional services	1	605	427	5	1,038
Other non-recurring fees	5	290	2	13	310
Total	$3,767	$5,944	$2,440	$401	$12,552

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the year ended December 31, 2019 (in millions):

	Reportable Segments
	Merchant Solutions	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Primary Geographical Markets:
North America	$1,409	$4,738	$1,398	$314	$7,859
All others	533	854	920	167	2,474
Total	$1,942	$5,592	$2,318	$481	$10,333

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,890	$4,056	$993	$420	$7,359
Software maintenance	2	360	482	—	844
Other recurring	37	177	106	—	320
Total recurring	1,929	4,593	1,581	420	8,523

Software license	8	150	328	13	499
Professional services	1	581	406	6	994
Other non-recurring fees	4	268	3	42	317
Total	$1,942	$5,592	$2,318	$481	$10,333

For the year ended December 31, 2018 (in millions):

	Reportable Segments
	Merchant Solutions	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Primary Geographical Markets:
North America	$208	$4,353	$1,359	$363	$6,283
All others	—	1,063	899	178	2,140
Total	$208	$5,416	$2,258	$541	$8,423

Type of Revenue:
Recurring revenue:
Transaction processing and services	$197	$4,005	$953	$504	$5,659
Software maintenance	3	351	479	1	834
Other recurring	—	197	114	10	321
Total recurring	200	4,553	1,546	515	6,814

Software license	4	101	311	—	416
Professional services	1	562	401	6	970
Other non-recurring fees	3	200	—	20	223
Total	$208	$5,416	$2,258	$541	$8,423

Contract Balances

The Company recognized revenue of $764 million, $762 million and $740 million, during the years ended December 31, 2020, 2019 and 2018, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2020, approximately $22.0 billion of revenue is estimated to be recognized in the future primarily from the Banking Solutions and Capital Market Solutions segments' remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 32% of the Banking Solutions and Capital Market Solutions segments' remaining performance obligations over the next 12 months, approximately another 22% over the next 13 to 24 months, and the balance thereafter.

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

(5)Property and Equipment

Property and equipment as of December 31, 2020 and 2019, consist of the following (in millions):

	2020	2019
Land	$48	$34
Buildings	295	275
Leasehold improvements	157	163
Computer equipment	1,622	1,382
Furniture, fixtures, and other equipment	170	323
	2,292	2,177
Accumulated depreciation and amortization	(1,405)	(1,277)
Total Property and equipment, net	$887	$900

During the years ended December 31, 2020 and 2019, the Company entered into other financing obligations of $21 million and $215 million, respectively, for certain hardware and software. The assets are included in property and equipment and software and the other financing obligations are classified as Long-term debt on our consolidated balance sheets. Periodic payments are included in repayment of borrowings on the consolidated statements of cash flows.

Depreciation and amortization expense on property and equipment totaled $252 million, $201 million and $184 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(6)Goodwill

Changes in goodwill during the years ended December 31, 2020 and 2019, are summarized below (in millions). Prior-period amounts have been recast to conform to the new reportable segment presentation as discussed in Note 22.

	Merchant Solutions	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Balance, December 31, 2018	$276	$8,811	$4,344	$114	$13,545
Goodwill attributable to acquisitions	34,657	3,414	—	—	38,071
Foreign currency adjustments	620	(8)	14	—	626
Balance, December 31, 2019	35,553	12,217	4,358	114	52,242
Goodwill attributable to acquisitions	(11)	57	253	—	299
Foreign currency adjustments	725	5	91	—	821
Asset impairments	—	—	—	(94)	(94)
Balance, December 31, 2020	$36,267	$12,279	$4,702	$20	$53,268

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(7)Intangible Assets

Intangible assets as of December 31, 2020, consist of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships and other	$18,586	$(5,024)	$13,562
Finite-lived trademarks	511	(189)	322
Indefinite-lived trademarks	44	—	44
Total Intangible assets, net	$19,141	$(5,213)	$13,928

Intangible assets as of December 31, 2019, consist of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships and other	$18,018	$(2,681)	$15,337
Finite-lived trademarks	503	(85)	418
Indefinite-lived trademarks	43	—	43
Total Intangible assets, net	$18,564	$(2,766)	$15,798

Amortization expense for intangible assets with finite lives, including the contract intangible in our Brazilian Venture, which was amortized as a reduction of revenue until impaired during the third quarter of 2018 (see Note 19), was $2,400 million, $1,444 million and $659 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Estimated amortization of intangible assets for the next five years is as follows (in millions):

2021	$2,378
2022	2,226
2023	2,035
2024	1,836
2025	1,667

(8)Software

Software as of December 31, 2020 and 2019, consists of the following (in millions):

	2020	2019
Software from acquisitions	$2,077	$1,959
Capitalized software development costs	2,826	2,258
Purchased software	632	603
	5,535	4,820
Accumulated amortization	(2,165)	(1,616)
Total Software, net	$3,370	$3,204

During the year ended December 31, 2019, the Company recorded asset impairments of $87 million, primarily related to certain software resulting from the Company's net realizable value analysis.

Amortization expense for software was $837 million, $616 million and $468 million for the years ended December 31, 2020, 2019 and 2018, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9)Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of December 31, 2020 and 2019, consist of the following (in millions):

	2020	2019
Contract costs on implementations in progress	$245	$138
Contract origination costs on completed implementations, net	470	352
Contract fulfillment costs on completed implementations, net	202	177
Total Deferred contract costs, net	$917	$667

For the years ended December 31, 2020, 2019 and 2018, amortization of deferred contract costs on completed implementations was $225 million, $184 million and $123 million.

(10)Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities as of December 31, 2020 and 2019, consists of the following (in millions):

	2020	2019
Salaries and incentives	$261	$414
Accrued benefits and payroll taxes	155	116
Trade accounts payable and other accrued liabilities	1,576	1,386
Accrued interest payable	102	109
Taxes other than income tax	236	220
Operating lease liabilities	152	129
Total Accounts payable, accrued and other liabilities	$2,482	$2,374

(11)Other Noncurrent Assets and Liabilities

Other noncurrent assets as of December 31, 2020 and 2019, consist of the following (in millions):

	2020	2019
Visa Europe and contingent value rights ("CVR") related assets	$70	$940
Operating lease ROU assets (1)	534	564
Other	970	799
Total Other noncurrent assets	$1,574	$2,303

Other noncurrent liabilities as of December 31, 2020 and 2019, consist of the following (in millions):

	2020	2019
CVR liability	$401	$838
Tax Receivable Agreement liability (2)	447	532
Operating lease liabilities (1)	453	466
Other	666	570
Total Other noncurrent liabilities	$1,967	$2,406

(1)See Note 14, Operating Leases
(2)See Note 16, Commitments and Contingencies

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Visa Europe and Contingent Value Rights

As part of the Worldpay acquisition, the Company acquired certain assets and liabilities related to the June 2016 Worldpay Group plc (Legacy Worldpay) disposal of its ownership interest in Visa Europe to Visa Inc. As part of the disposal, Legacy Worldpay received proceeds from Visa Inc. in the form of cash ("cash consideration") and convertible preferred stock ("preferred stock"), the value of which may be reduced by losses incurred relating to ongoing interchange-related litigation involving Visa Europe ("the litigation"). The preferred stock becomes convertible into Visa Inc. Class A common stock ("common stock") in stages as determined by Visa Inc. in accordance with the relevant transaction documents pertaining to the aforementioned disposal of the Visa Europe ownership interest. The preferred stock becomes fully convertible no later than 2028 (subject to a holdback to cover any pending claims). Also in connection with the disposal, Legacy Worldpay agreed to pay former Legacy Worldpay owners 90% of the net-of-tax proceeds from the disposal, known as contingent value rights, which is recorded as a liability ("CVR liability") on the consolidated balance sheets, and agreed to segregate the cash consideration to be paid as part of the CVR liability, which was recorded as restricted cash.

On September 17, 2020, the Company executed an amendment ("the amendment") with the former Legacy Worldpay owners to pay approximately one-third of the cash consideration component of the CVR liability, or $185 million, to the former Legacy Worldpay owners upon amendment execution and to pay the remaining approximately two-thirds of the cash consideration on October 12, 2027, subject to reduction due to losses incurred by Visa Inc. relating to the litigation. The partial payment of the cash consideration was recorded as a reduction of the CVR liability and reflected as Other financing activities, net, on the consolidated statement of cash flows for the year ended December 31, 2020. The amendment also removed the segregated cash requirement resulting in no restricted cash recorded at December 31, 2020, as compared to $540 million recorded at December 31, 2019, reflected in Other noncurrent assets on the consolidated balance sheet. Additionally, as Visa Inc. releases preferred stock for conversion into common stock, over time and subject to any losses incurred by Visa Inc. relating to the litigation, 90% of the net-of-tax proceeds from the sale of the common stock will be paid to the former Legacy Worldpay owners in accordance with the amendment.

In the fourth quarter of 2020, Visa Inc. released a portion of the aforementioned preferred stock that was converted into common stock. The Company sold the common stock for $552 million and paid 90% of the net-of-tax proceeds of $403 million to the former Legacy Worldpay owners. The sale of stock and related payment to the former Legacy Worldpay owners was recorded as a reduction of the CVR related assets and CVR liability, respectively, and is reflected as Other investing activities, net and Other financing activities, net, respectively on the consolidated statement of cash flows for the year ended December 31, 2020.

The Company has elected the fair value option under ASC 825, Financial Instruments ("ASC 825"), for measuring its preferred stock asset and CVR liability. The fair value of the preferred stock was $70 million and $400 million at December 31, 2020 and 2019, respectively, recorded in Other noncurrent assets on the consolidated balance sheets. The fair value of the CVR liability was $401 million and $838 million at December 31, 2020 and 2019, respectively, recorded in Other noncurrent liabilities on the consolidated balance sheets. Pursuant to ASC 825, the Company remeasures the fair value of the preferred stock and CVR liability each reporting period. The net change in fair value was $78 million and $5 million for the years ended December 31, 2020 and 2019, respectively, recorded in Other income (expense), net on the consolidated statements of earnings.

The estimated fair value of the preferred stock and related component of the CVR liability are determined using Level 3-type measurements. Significant inputs into the valuation of the preferred stock include the Visa Inc. Class A common stock price per share and the conversion ratio, which are observable, as well as the expected timing of future preferred stock releases for conversion into common stock and an estimate of the potential losses that will result from the ongoing litigation involving Visa Europe, which are unobservable. As a result of the amendment, the estimated fair value of the cash consideration component of the CVR liability is determined using Level 3-type measurements, utilizing a discount rate based on the bond yield for the Company's credit rating and remaining payment term as the significant unobservable input.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(12)Debt
Long-term debt as of December 31, 2020 and 2019, consists of the following (in millions):

	December 31, 2020
		Weighted
		Average
	Interest	Interest		December 31,
	Rates	Rate	Maturities	2020	2019
Fixed Rate Notes
Senior USD Notes	3.0% - 5.0%	3.7%	2023 - 2048	$4,938	$4,938
Senior Euro Notes	0.1% - 3.0%	1.1%	2021 - 2039	8,891	8,694
Senior GBP Notes	1.7% - 3.4%	2.7%	2022 - 2031	2,526	2,440
Senior Euro Floating Rate Notes		—%	2021	613	561
Revolving Credit Facility (1)		1.3%	2023	251	600
Other				46	136
Total long-term debt, including current portion				17,265	17,369
Current portion of long-term debt				(1,314)	(140)
Long-term debt, excluding current portion				$15,951	$17,229
(1)Interest on the Revolving Credit Facility is generally payable at LIBOR plus an applicable margin of up to 1.625% plus an unused commitment fee of up to 0.225%, each based upon the Company's corporate credit ratings. The weighted average interest rate on the Revolving Credit Facility excludes fees.

Short-term borrowings as of December 31, 2020 and 2019, consist of the following (in millions):

	December 31, 2020
	Weighted
	Average
	Interest		December 31,
	Rate	Maturities	2020	2019
Euro-commercial paper notes ("ECP Notes")	(0.3)%	Up to 183 days	$861	$2,523
U.S. commercial paper notes ("USCP Notes")	0.4%	Up to 397 days	1,745	200
Other			144	100
Total Short-term borrowings			$2,750	$2,823

As of December 31, 2020, the weighted average interest rate of the Company's outstanding debt was 1.7%, including the impact of interest rate swaps (see Note 13).

The obligations of FIS under the Revolving Credit Facility, ECP Notes and USCP Notes, and all of its outstanding senior notes rank equal in priority and are unsecured.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following summarizes the aggregate maturities of our long-term debt, including other financing obligations for certain hardware and software, based on stated contractual maturities, excluding the fair value of the interest rate swaps discussed below and net unamortized non-cash bond premiums and discounts of $29 million as of December 31, 2020 (in millions):

Total
2021	$1,314
2022	1,669
2023	2,508
2024	1,020
2025	2,238
Thereafter	8,634
Total principal payments	17,383
Debt issuance costs, net of accumulated amortization	(89)
Total long-term debt	$17,294

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

On December 15, 2020, FIS redeemed an aggregate principal amount of €500 million in Senior Euro Notes, which were due in 2021, one month prior to maturity. The notes were redeemed pursuant to the related indenture allowing redemption without a make-whole payment.

In December 2019, pursuant to cash tender offers, FIS purchased and redeemed an aggregate principal amount of $3.0 billion in Senior USD Notes, resulting in a pre-tax charge of approximately $217 million relating to tender premiums and fees as well as the write-off of previously capitalized debt issuance costs.

The Senior Notes are subject to customary covenants, including, among others, customary events of default.

Commercial Paper

FIS has a Euro-commercial paper ("ECP") program for the issuance and sale of senior, unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any time of $4.7 billion (or its equivalent in other currencies), which was established on May 29, 2019. The ECP program will generally be used for general corporate purposes.

FIS has a U.S. commercial paper ("USCP") program for the issuance and sale of senior, unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any time of $4.0 billion, as established on September 21, 2018. FIS increased the capacity on the USCP program to $5.5 billion on May 29, 2019. The USCP program will generally be used for general corporate purposes.

Revolving Credit Facility

On September 21, 2018, FIS entered into a Seventh Amendment and Restatement Agreement ("Credit Facility Agreement"), which amended and restated FIS' existing credit agreement (as amended, the "Restated Credit Agreement"). The Credit Facility Agreement increased the revolving credit commitments outstanding under the Revolving Credit Facility ("Revolving Credit Facility") existing under the Restated Credit Agreement from $3.0 billion to $4.0 billion and extended the term of the Restated Credit Agreement to September 21, 2023. On May 29, 2019, FIS entered into an amendment to the Restated Credit Agreement to increase the revolving credit commitments outstanding under the Revolving Credit Facility from

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
$4.0 billion to $5.5 billion. Borrowing under the Revolving Credit Facility will generally be used for general corporate purposes, including backstopping any notes that FIS may issue under the USCP and ECP programs described above. As of December 31, 2020, the borrowing capacity under the Revolving Credit Facility was $2,641 million (net of $2,606 million of capacity backstopping our commercial paper notes and $2 million in outstanding letters of credit issued under the Revolving Credit Facility).

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

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $1,640 million and $900 million higher than the carrying value, excluding the fair value of the interest rate swaps and unamortized discounts, as of December 31, 2020 and 2019, respectively.

(13)Financial Instruments

Fair Value Hedges

The Company holds interest rate swaps with €500 million and $1,000 million notional values, converting the interest rate exposure on the Company's Senior Euro Notes due 2024 and Senior USD Notes due 2029, respectively, from fixed to variable. The $1,000 million notional interest rate swap was entered into during December 2020. These swaps are designated as fair value hedges for accounting purposes with a net asset fair value of $10 million and $10 million at December 31, 2020 and 2019, respectively, reflected as an increase in the long-term debt balance (see Note 12).

Net Investment Hedges

The purpose of the Company's net investment hedges, as discussed below, is to reduce the volatility of FIS' net investment value in its Euro- and Pound Sterling-denominated operations due to changes in foreign currency exchange rates.

The Company recorded net investment hedge aggregate gain (loss) for the change in fair value as Foreign currency translation adjustments and related income tax (expense) benefit within Other comprehensive earnings (loss), net of tax, on the consolidated statements of comprehensive earnings of $(951) million, $(229) million and $59 million, during the years ended December 31, 2020, 2019 and 2018, respectively. No ineffectiveness has been recorded on the net investment hedges.
Foreign Currency-Denominated Debt Designations

The Company designates certain foreign currency-denominated debt as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations. As of December 31, 2020, an aggregate €8,466 million was designated as a net investment hedge of the Company's investment in Euro-denominated operations related to the Senior Euro Floating Rate Notes, Senior Euro Notes with maturities ranging from 2022 to 2039 and ECP Notes, and an aggregate £1,850 million was designated as a net investment hedge of the Company's Pound Sterling-denominated operations related to the Senior GBP Notes with maturities ranging from 2022 to 2031.

Cross-Currency Interest Rate Swap Designations

The Company holds cross-currency interest rate swaps and designates them as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations.

As of December 31, 2020, an aggregate notional amount of €4,508 million was designated as a net investment hedge of the Company's investment in Euro-denominated operations and an aggregate notional amount of £565 million was designated as a

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
net investment hedge of the Company's Pound Sterling-denominated operations. The fair value of the cross-currency interest rate swaps was a net $(306) million and $(167) million liability at December 31, 2020 and 2019, respectively.

(14)Operating Leases

The classification of the Company's operating lease ROU assets and liabilities in the consolidated balance sheets as of December 31, 2020 and 2019, is as follows (in millions):

		December 31,
	Classification	2020	2019
Operating lease ROU assets	Other noncurrent assets	$534	$564

Operating lease liabilities	Accounts payable, accrued and other liabilities	$152	$129
	Other noncurrent liabilities	453	466
Total operating lease liabilities		$605	$595

Operating lease cost was $210 million (including $30 million ROU assets impairment charges) and $145 million, and variable lease cost was $39 million and $34 million, for the years ended December 31, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows was $165 million and $139 million for the years ended December 31, 2020 and 2019, respectively. Operating lease ROU assets obtained in exchange for operating lease liabilities was $138 million and $112 million for the years ended December 31, 2020 and 2019, respectively. The weighted average remaining operating lease term was 5.8 years and 5.9 years and the weighted average operating lease discount rate was 3.2% and 3.7% as of December 31, 2020 and 2019, respectively.

Maturities of operating lease liabilities, as of December 31, 2020, are as follows (in millions):

2021	$159
2022	129
2023	103
2024	78
2025	58
Thereafter	138
Total lease payments	665
Less: Imputed interest	(60)
Total operating lease liabilities	$605

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(15)Income Taxes

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2020, 2019 and 2018, consists of the following (in millions):

	2020	2019	2018
Current provision:
Federal	$81	$53	$169
State	50	46	50
Foreign	176	116	105
Total current provision	$307	$215	$324
Deferred provision (benefit):
Federal	$(53)	$(47)	$(95)
State	(28)	7	(11)
Foreign	(130)	(75)	(10)
Total deferred provision (benefit)	(211)	(115)	(116)
Total Provision (benefit) for income taxes	$96	$100	$208

The provision for income taxes is based on pre-tax income from continuing operations, which is as follows for the years ended December 31, 2020, 2019 and 2018 (in millions):

	2020	2019	2018
United States	$441	$220	$744
Foreign	(175)	193	360
Total	$266	$413	$1,104

Total income tax expense for the years ended December 31, 2020, 2019 and 2018, is allocated as follows (in millions):

	2020	2019	2018
Tax expense (benefit) per statement of earnings	$96	$100	$208
Tax expense (benefit) attributable to discontinued operations	—	—	(1)
Unrealized (loss) gain on foreign currency translation	(154)	240	—
Unrealized gain (loss) on interest rate swaps	(7)	(41)	—
Other components of other comprehensive earnings (loss)	—	(3)	1
Total income tax expense (benefit) allocated to other comprehensive income	(161)	196	1
Total income tax expense (benefit)	$(65)	$296	$208

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for the years ended December 31, 2020, 2019 and 2018, is as follows:

	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes	14.6	2.5	2.9
Federal benefit of state taxes	(3.1)	(0.5)	(0.6)
Foreign rate differential	(10.1)	(1.7)	—
U.K. tax rate adjustment	38.2	—	—
Tax benefit from stock-based compensation	(18.1)	(8.1)	(5.2)
Acquisition-related items	(15.9)	1.8	—
Book basis in excess of tax basis for goodwill impairment and disposition	9.2	—	3.0
Non-deductible executive compensation	9.0	10.6	0.4
CVR liability fair value and foreign currency adjustment	8.2	0.7	—
Foreign-derived intangible income deduction	(7.2)	(3.3)	(1.8)
Return to provision adjustments	(4.9)	(0.4)	(0.3)
Research and development credit	(4.1)	(2.4)	(0.9)
State tax rate adjustment	(2.8)	5.1	—
Cares Act net operating loss adjustment	(2.3)	—	—
Withholding tax on distribution	2.1	—	(0.4)
Deferred tax and other rate adjustments	1.1	0.2	—
Unrecognized tax benefits	0.3	(1.4)	(0.3)
Global intangible low-tax income	—	—	1.1
Other	0.8	0.1	(0.1)
Effective income tax rate	36.0%	24.2%	18.8%

The significant components of deferred income tax assets and liabilities as of December 31, 2020 and 2019, consist of the following (in millions):

	2020	2019
Deferred income tax assets:
Net operating loss carryforwards	$221	$177
Employee benefit accruals	155	177
Other deferred tax assets	204	142
Total gross deferred income tax assets	580	496
Less valuation allowance	(204)	(178)
Total deferred income tax assets	376	318
Deferred income tax liabilities:
Amortization of goodwill and intangible assets	(3,945)	(4,123)
Foreign currency translation adjustment	(95)	(208)
Deferred contract costs	(173)	(125)
Other deferred tax liabilities	(140)	(105)
Total deferred income tax liabilities	(4,353)	(4,561)
Net deferred income tax liability	$(3,977)	$(4,243)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Deferred income taxes are classified in the consolidated balance sheets as of December 31, 2020 and 2019, as follows (in millions):

	2020	2019
Noncurrent assets (included in Other noncurrent assets)	$40	$38
Total deferred income tax assets	40	38
Noncurrent liabilities	(4,017)	(4,281)
Total deferred income tax liabilities	(4,017)	(4,281)
Net deferred income tax liability	$(3,977)	$(4,243)

We believe that based on our historical pattern of taxable income, projections of future income, tax planning strategies and other relevant evidence, the Company will produce sufficient income in the future to realize its deferred income tax assets (net of valuation allowance). A valuation allowance is established for any portion of a deferred income tax asset for which we believe it is more likely than not that the Company will not be able to realize the benefits of all or a portion of that deferred income tax asset. We also receive periodic assessments from taxing authorities challenging our positions; these assessments must be taken into consideration in determining our tax accruals. Resolving these assessments, which may or may not result in additional taxes due, may require an extended period of time. Adjustments to the valuation allowance will be made if there is a change in our assessment of the amount of deferred income tax asset that is realizable.

 As of December 31, 2020 and 2019, the Company had net income taxes receivable of $147 million and $174 million, respectively. These amounts are included in Other receivables in the consolidated balance sheets.

As of December 31, 2020 and 2019, the Company has federal, state and foreign net operating loss carryforwards resulting in deferred tax assets of $221 million and $177 million, respectively. The federal and state net operating losses result in deferred tax assets as of December 31, 2020 and 2019, of $90 million and $68 million, respectively, which expire between 2022 and 2040. The Company has a valuation allowance related to these deferred tax assets for net operating loss carryforwards in the amounts of $48 million and $48 million as of December 31, 2020 and 2019. The Company has foreign net operating loss carryforwards resulting in deferred tax assets as of December 31, 2020 and 2019, of $131 million and $110 million, respectively. The Company has a full valuation allowance against the foreign net operating losses as of December 31, 2020 and 2019.

The Company participates in the IRS' Compliance Assurance Process ("CAP"), which is a real-time continuous audit. The IRS has completed its review for years through 2017. Currently, we believe the ultimate resolution of the IRS examinations will not result in a material adverse effect to the Company's financial position or results of operations. Substantially all material foreign income tax return matters have been concluded through 2013. Substantially all state income tax returns have been concluded through 2013.
As of December 31, 2020 and 2019, the Company had gross unrecognized tax benefits of $44 million and $45 million of which $38 million and $38 million, respectively, would favorably impact our income tax rate in the event that the unrecognized tax benefits are recognized.

The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period (in millions):

Gross Amount
Amounts of unrecognized tax benefits as of December 31, 2018	$61
Amount of decreases due to lapse of the applicable statute of limitations	(5)
Amount of decreases due to settlements	(17)
Increases as a result of tax positions taken in the current period	1
Assumed in Worldpay acquisition	5
Amount of unrecognized tax benefit as of December 31, 2019	45
Amount of decreases due to lapse of the applicable statute of limitations	(1)
Amount of decreases due to settlements	(9)
Increases as a result of tax positions taken in the current period	9
Amount of unrecognized tax benefit as of December 31, 2020	$44

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total amount of interest expense recognized in the consolidated statements of earnings for unpaid taxes is $3 million, $3 million and $4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The total amount of interest and penalties included in the consolidated balance sheets is $15 million and $19 million as of December 31, 2020 and 2019, respectively. Interest and penalties are recorded as a component of income tax expense in the consolidated statements of earnings.

Due to the expiration of various statutes of limitation in the next 12 months, an estimated $1 million of gross unrecognized tax benefits may be recognized during that 12-month period.

(16)Commitments and Contingencies

Reliance Trust Claims

Reliance Trust Company ("Reliance"), the Company's subsidiary, is a defendant in a class action arising out of its provision of services as the discretionary trustee for a 401(k) Plan (the "Plan") for one of its customers. On behalf of the Plan participants, plaintiffs in the action, which was filed in December 2015, sought damages and attorneys' fees, as well as equitable relief, against Reliance and the Plan's sponsor and record-keeper for alleged breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974 ("ERISA"). At a non-jury trial conducted in March 2020, Reliance vigorously defended the action and contended that no breaches of fiduciary duty or prohibited transactions occurred and that Plan participants suffered no damages. At trial, Plaintiffs claimed damages of approximately $127 million against all defendants. On October 12, 2020, Reliance and plaintiffs entered into a settlement agreement, which is subject to final court approval, to settle all allegations and claims asserted in the action for $39.8 million without equitable relief. On October 14, 2020, the Court preliminarily approved the settlement agreement. In the settlement agreement, Reliance admitted no wrongdoing or liability with respect to any of the allegations or claims and maintains that the Plan was managed, operated, and administered during its tenure as the Plan's discretionary trustee in full compliance with ERISA and applicable regulations. Upon final court approval, all allegations and claims will be settled and released with prejudice. The Company recorded a liability for the agreed settlement amount of $39.8 million and a corresponding loss in Other income (expense), net on the consolidated statement of earnings for the year ended December 31, 2020.

Brazilian Tax Authorities Claims

In 2004, Proservvi Empreendimentos e Servicos, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. ("Servicos"), a subsidiary of Fidelity National Participacoes Ltda., our former item processing and remittance services operation in Brazil, acquired certain assets and employees and leased certain facilities from the Transpev Group ("Transpev") in Brazil. Transpev's remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and beginning in 2012 brought claims against Prosegur and Servicos on the grounds that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities filed 14 claims against Servicos asserting potential tax liabilities of approximately $11 million. There are potentially 24 additional claims against Transpev/Prosegur for which Servicos is named as a co-defendant or may be named but for which Servicos has not yet been served. These additional claims amount to approximately $32 million, making the total potential exposure for all 38 claims approximately $43 million. We do not believe a liability for these 38 total claims is probable and, therefore, have not recorded a liability for any of these claims.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Obligations recorded in our consolidated financial statements pursuant to the TRA are based on estimates of future deductions and future tax rates and in the case of the obligations subject to the Amendment, reflect management's expectation that the options will be exercised. In January 2020, the Company exercised its first call option pursuant to the Amendment, which results in fixed cash payments to Fifth Third of $42 million. The timing and/or amount of aggregate payments due under the TRA may vary based on a number of factors, including the exercise of options, the amount and timing of taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryforwards and amortizable basis. Each reporting period, the Company evaluates the assumptions underlying the TRA obligations.

The consolidated balance sheet as of December 31, 2020, includes a total liability of $532 million relating to the TRA. The following table summarizes our estimated payment obligation timing under the TRA as of December 31, 2020 (in millions):

		Payments Due in
Type of Obligation	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Obligations under TRA	$532	$85	$379	$68	$—

Chargeback Liability

Through services offered in our Merchant Solutions segment, the Company is exposed to potential losses from merchant-related chargebacks. A chargeback occurs when a dispute between a cardholder and a merchant, including a claim for non-delivery of the product or service by the merchant, is not resolved in favor of the merchant and the transaction is charged back to the merchant resulting in a refund of the purchase price to the cardholder. If the Company is unable to collect this chargeback amount from the merchant due to closure, bankruptcy or other reasons, the Company bears the loss for the refund paid to the cardholder. The risk of chargebacks is typically greater for those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. The economic impact of the COVID-19 pandemic has not resulted in material chargeback losses as of December 31, 2020; however, it is reasonably possible that the Company has incurred or may incur significant losses related to future chargebacks. Due to the unprecedented nature of the pandemic and the numerous current and future uncertainties that may impact any potential chargeback losses, and considering that the Company has no historical experience with similar uncertainties, a reasonable estimate of the possible accrual for future chargeback losses or range of losses cannot be made.

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

Purchase Commitments

The Company has agreements with various vendors, generally with one- to five-year terms, principally for software, maintenance support, telecommunication and network services. Additionally, we have agreements with third-party processors to provide gateway authorization and other processing services. The Company's estimated aggregate contractual obligation remaining under these agreements is approximately $791 million as of December 31, 2020, which is inclusive of the capital obligation related to the construction of our new headquarters. However, this amount could be more or less depending on various factors such as the inflation rate, foreign exchange rates, the introduction of significant new technologies, or changes in the Company's processing needs. The foregoing amounts do not include obligations of the Company under operating leases.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(17)Employee Benefit Plans

Stock Purchase Plan

FIS employees participate in an Employee Stock Purchase Plan ("ESPP"). Eligible employees may voluntarily purchase, at current market prices, shares of FIS' common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees based upon their contributions. The Company contributes a matching amount as specified in the ESPP of 25% of the employee's contribution. The Company recorded expense of $20 million, $15 million, and $14 million, respectively, for the years ended December 31, 2020, 2019 and 2018, relating to the participation of FIS employees in the ESPP.

401(k) Profit Sharing Plans

The Company's U.S. employees are covered by a qualified 401(k) plan. Eligible employees may contribute up to 40% of their eligible compensation, up to the annual amount allowed pursuant to the Internal Revenue Code. The Company generally matches 50% of each dollar of employee contribution up to 6% of the employee's total eligible compensation. The Company recorded expense of $107 million, $91 million and $82 million, respectively, for the years ended December 31, 2020, 2019 and 2018, relating to the participation of FIS employees in the 401(k) plan.

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

Stock options granted under the FIS Restated Plan for the years ended December 31, 2020, 2019 and 2018 are subject to time-based vesting criteria. Restricted stock units granted under the FIS Restated Plan for the years ended December 31, 2020 and 2019, are subject to time-based vesting criteria as well as performance and/or market conditions for certain grants. The grants with performance and market conditions are subject to the achievement of certain financial performance measures. Participants have the right to earn 0% to 300% of the target number of shares of the Company's common stock, determined by the level of the financial performance measures achieved during the performance period. The restricted stock units granted under the FIS Restated Plan for the year ended December 31, 2018, are subject to time-based vesting criteria as well as market conditions for certain grants.

The number of shares available for future grants under the FIS Restated Plan is 32 million as of December 31, 2020.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Stock Options

The Company grants stock options to certain key employees, which typically vest annually over three years. All stock options are non-qualified stock options, the stock options granted by the Company expire on the seventh anniversary of the grant date, and the stock options converted through the Worldpay acquisition expire on the tenth anniversary of the grant date.

The following table summarizes stock option activity for the year ended December 31, 2020 (in millions except for per share amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2019	11	$76.01	4.4	$745
Granted	2	120.47
Exercised	(5)	68.14		$348
Cancelled	—	115.47
Balance, December 31, 2020	8	$88.01	3.8	$464

Options exercisable at December 31, 2020	6	$75.35	2.8	$381

The intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $348 million, $189 million and $257 million, respectively. The intrinsic value of the outstanding options and options exercisable is based on a closing stock price as of December 31, 2020 of $141.46. The Company issues authorized but unissued shares or shares from treasury stock to settle stock options exercised.

The number of options granted for the years ended December 31, 2020, 2019 and 2018 was 2 million, 1 million and 1 million, respectively. The weighted average exercise price was $120.47, $113.48 and $96.49 for the years ended December 31, 2020, 2019 and 2018, respectively.

The weighted average fair value of options granted during the years ended December 31, 2020, 2019 and 2018, was $21.17, $19.25 and $16.07, respectively, using the Black-Scholes option pricing model with the assumptions below:

	2020	2019	2018
Risk free interest rate	0.4%	2.2%	2.5%
Volatility	24.7%	20.1%	19.2%
Dividend yield	1.2%	1.2%	1.3%
Weighted average expected life (years)	4.1	4.1	4.2

The options converted through the Worldpay acquisition on July 31, 2019, had a weighted average fair value of $71.05, a weighted average risk free interest rate of 1.9%, a weighted volatility of 18.6%, a weighted average dividend yield of 1.0% and a weighted average expected life of 3.9 years.

The Company estimates future forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ significantly from those estimates. The Company bases the risk-free interest rate that is used in the Black-Scholes model on U.S. Treasury securities issued with maturities similar to the expected term of the options. The expected stock volatility factor is determined using historical daily price of the common stock and the impact of any expected trends. The dividend yield assumption is based on the current dividend yield at the grant date or management's forecasted expectations. The expected life assumption is determined by calculating the average term from the Company's historical stock option activity and considering the impact of future trends.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Restricted Stock Units

The Company issues restricted stock units, which typically vest annually over three years. The grant date fair value of the restricted stock units is based on the fair market value of our common stock on the grant date. The number of restricted stock units granted during the years ended December 31, 2020, 2019 and 2018 was 1 million, 2 million and 1 million, respectively. The weighted average grant date fair value of these awards granted during the years ended December 31, 2020, 2019 and 2018, was $127.14, $124.72 and $96.50, respectively. Certain restricted stock units granted in 2020 and 2019 are also subject to performance-based vesting criteria. Certain of the restricted stock units granted in 2020, 2019 and 2018 are also subject to market conditions. The total fair value of restricted stock units that vested was $293 million, $169 million and $97 million in 2020, 2019 and 2018, respectively.

The following table summarizes the restricted stock units activity for the year ended December 31, 2020 (in millions except for per share amounts):

	Quantity	Weighted Average Fair Value
Balance, December 31, 2019	6	$127.23
Granted	1	$127.14
Vested	(2)	$124.21
Forfeited	—	$129.72
Balance, December 31, 2020	5	$127.63

Stock Compensation Cost

The Company recorded total stock compensation expense of $283 million, $402 million and $84 million for the years ended December 31, 2020, 2019 and 2018, respectively, included in Selling, general, and administrative expenses in the consolidated statements of earnings. Stock compensation expense recorded related to the grants with performance conditions is based on management's expected level of achievement of the financial performance measures during the performance period and is adjusted as appropriate throughout the performance period based on the shares expected to be earned at that time.

As of December 31, 2020 and 2019, the total unrecognized compensation cost related to non-vested stock awards is $304 million and $343 million, respectively, which is expected to be recognized in pre-tax income over a weighted average period of 1.2 years and 1.9 years, respectively.

(18)Related-Party Transactions

Cardinal Holdings

The Company holds a noncontrolling ownership stake in Cardinal Holdings ("Cardinal"), which operates the Capco consulting business. FIS' ownership stake in Cardinal was 36% and 37% at December 31, 2020 and 2019, respectively. The ownership stake in Cardinal is recorded as an equity method investment included within Other noncurrent assets on the consolidated balance sheets. The carrying value of this equity method investment was $137 million and $142 million at December 31, 2020 and 2019, respectively. FIS provides ongoing management consulting services and other services to Cardinal. FIS also purchases services and software licenses from Cardinal from time to time. Amounts transacted through these agreements were not significant to the 2020, 2019 and 2018 periods presented.

Brazilian Venture

The Company operated the Brazilian Venture with Banco Bradesco in which FIS owned a 51% controlling interest through December 31, 2018. FIS closed a transaction with Banco Bradesco on December 31, 2018, to unwind the Brazilian Venture (see Note 19). The board of directors for the Brazilian Venture declared dividends during the years ended December 31, 2018, resulting in a payment to Banco Bradesco of $26 million. The Company recorded revenue of $332 million during the year ended December 31, 2018, from Banco Bradesco. Banco Bradesco was a related party through December 31, 2018.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(19)Divestitures

On September 28, 2018, FIS entered into an agreement with Banco Bradesco to unwind the Brazilian Venture. The transaction closed on December 31, 2018. As a result of the transaction, the Brazilian Venture spun-off certain assets of the business that also provide services to non-Bradesco clients to a new wholly-owned FIS subsidiary. The subsidiary entered into a long-term commercial agreement to provide current and new services to Banco Bradesco effective January 1, 2019, that included software licensing, maintenance, application management, card portfolio migration, business process outsourcing, fraud management and professional services. As a result of the transaction, Banco Bradesco owned 100% of the entity that previously held the Brazilian Venture and its remaining assets that relate to card processing for Banco Bradesco, which Banco Bradesco would perform internally. During the third quarter of 2018, FIS incurred impairment charges of $95 million related to the expected disposal, including $42 million for the Brazilian Venture contract intangible asset, $25 million for goodwill, and $28 million for assets held for sale. Upon closing of the transaction, FIS recorded an additional pre-tax loss of $12 million related to the business divested, removed FIS' noncontrolling interest balance of $90 million, and recorded a $57 million increase to additional paid in capital for the business spun-off into the new wholly-owned FIS subsidiary. The impairment loss and pre-tax loss on disposal were recorded in the Corporate and Other segment. The Brazilian Venture business divested was included within the Capital Market Solutions segment as part of the consolidated Brazilian Venture results recorded by FIS through the transaction date. The transaction did not meet the standard necessary to be reported as discontinued operations; therefore, the impairment loss, pre-tax loss and related prior period earnings remain reported within earnings from continuing operations.

Effective August 31, 2018, FIS sold substantially all the assets of the Certegy Check Services business unit in North America, resulting in a pre-tax loss of $54 million, including goodwill distributed through the sale of business of $43 million.

(20)Components of Other Comprehensive Earnings (Loss)

The following table shows Accumulated other comprehensive earnings (loss) attributable to FIS by component, net of tax, for the years ended December 31, 2020, 2019 and 2018 (in millions):

		Foreign
	Interest Rate	Currency
	Swap	Translation
	Contracts	Adjustments	Other (1)	Total
Balances, December 31, 2017	$—	$(289)	$(43)	$(332)
Other comprehensive gain (loss) before reclassifications	—	(102)	4	(98)
Balances, December 31, 2018	—	(391)	(39)	(430)
Other comprehensive gain (loss) before reclassifications	(127)	578	(56)	395
Amounts reclassified from accumulated other comprehensive earnings	—	—	2	2
Balances, December 31, 2019	(127)	187	(93)	(33)
Other comprehensive gain (loss) before reclassifications	(21)	106	3	88
Amounts reclassified from accumulated other comprehensive earnings	—	—	2	2
Balances, December 31, 2020	$(148)	$293	$(88)	$57
(1)Includes the minimum pension liability adjustment and the cash settlement payment on treasury lock and forward-starting interest rate swap contracts associated with financing activities from 2019 and prior. Treasury lock and forward-starting interest rate swap related amounts are amortized as an adjustment to interest expense over the periods in which the related interest payments that were hedged are recognized in income.

See Note 15 for the tax provision associated with each component of other comprehensive income.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(21)Concentration of Risk

The Company generates a significant amount of revenue from large clients; however, no individual client accounted for 10% or more of total revenue in the years ended December 31, 2020, 2019 and 2018.

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

(22)Segment Information

FIS reports its financial performance based on the following segments: Merchant Solutions, Banking Solutions, Capital Market Solutions and Corporate and Other. The Company regularly assesses its portfolio of assets and reclassified certain non-strategic businesses from the Merchant Solutions, Banking Solutions, and Capital Market Solutions segments into the Corporate and Other segment during the year ended December 31, 2020, and recast all prior-period segment information presented. Below is a summary of each segment.

Merchant Solutions ("Merchant")

The Merchant segment is focused on serving merchants of all sizes globally, enabling them to accept electronic payments, including card-based payments, contactless card and mobile wallet, originated at a physical point of sale, as well as card-not-present payments in eCommerce and mobile environments. Merchant services include all aspects of payment processing, including authorization and settlement, customer service, chargeback and retrieval processing, electronic payment transaction reporting and network fee and interchange management. Merchant also includes value-added services, such as security and fraud prevention solutions, advanced data analytics and information management solutions, foreign currency management and numerous funding options. Merchant serves clients in over 140 countries. Our Merchant clients are highly-diversified, including global enterprises, national retailers, and small- to medium-sized businesses. The Merchant segment utilizes broad and varied distribution channels, including direct sales forces and multiple referral partner relationships that provide us with a growing and diverse client base.

Banking Solutions ("Banking")

The Banking segment is focused on serving all sizes of financial institutions with core processing software, transaction processing software and complementary applications and services, many of which interact directly with the core processing applications. We sell these solutions and services on either a bundled or stand-alone basis. Clients in this segment include global financial institutions, U.S. regional and community banks, credit unions and commercial lenders, as well as government institutions and other commercial organizations. Banking serves clients in more than 100 countries. We provide our clients integrated solutions characterized by multi-year processing contracts that generate highly recurring revenue. The predictable nature of cash flows generated from the Banking segment provides opportunities for further investments in innovation, integration, information and security, and compliance in a cost-effective manner. The results in this segment included the Reliance Trust Company of Delaware business through its divestiture on December 31, 2018 and the Company's Brazilian Venture business through its divestiture as part of the joint venture unwinding transaction on December 31, 2018 (see Note 19).

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments, as well as certain non-strategic businesses that we plan to wind down or sell. The overhead and leveraged costs relate to corporate marketing, corporate finance and accounting, human resources, legal, and amortization of acquisition-related intangibles and other costs, such as acquisition and integration expenses, that are not considered when management evaluates revenue-generating segment performance. The Corporate and Other segment also includes the impact on revenue for 2018 of adjusting deferred revenue to fair value from the SunGard acquisition. Additionally, the Corporate and Other segment included the Certegy Check Services business unit in North America through its divestiture on August 31, 2018.

During 2020 and 2019, the Company recorded acquisition and integration costs primarily related to the Worldpay acquisition, as well as certain other costs associated with data center consolidation activities totaling $88 million and $70 million, respectively. During 2020, the Company also recorded incremental costs directly related to COVID-19 of $71 million. During 2018, the Company recorded acquisition and integration costs primarily related to the SunGard acquisition, as well as certain other costs associated with data center consolidation activities totaling $26 million.

Adjusted EBITDA

Adjusted EBITDA is a measure of segment profit or loss that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), equity method investment earnings (loss), and depreciation and amortization, and excludes certain costs and other transactions that management deems non-operational in nature. The non-operational items affecting the segment profit measure generally include purchase accounting adjustments as well as acquisition, integration and certain other costs and asset impairments. Adjusted EBITDA also excludes incremental and direct costs resulting from the COVID-19 pandemic. These costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments.
Summarized financial information for the Company's segments is shown in the following tables. The Company does not evaluate performance or allocate resources based on segment asset data; therefore, such information is not presented.

As of and for the year ended December 31, 2020 (in millions):

	Merchant Solutions	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Revenue	$3,767	$5,944	$2,440	$401	$12,552
Operating expenses	(2,320)	(3,901)	(1,566)	(4,213)	(12,000)
Depreciation and amortization (including purchase accounting amortization)	305	513	273	2,623	3,714
Acquisition, integration and other costs	—	—	—	858	858
Asset impairments	—	—	—	136	136
Adjusted EBITDA	$1,752	$2,556	$1,147	$(195)	$5,260

Adjusted EBITDA					$5,260
Depreciation and amortization					(964)
Purchase accounting amortization					(2,750)
Acquisition, integration and other costs					(858)
Asset impairments					(136)
Interest expense, net					(334)
Other income (expense), net					48
(Provision) benefit for income taxes					(96)
Equity method investment earnings (loss)					(6)
Net earnings attributable to noncontrolling interest					(6)
Net earnings attributable to FIS common stockholders					$158
Capital expenditures (1)	$365	$498	$223	$64	$1,150
(1) Capital expenditures include $21 million in other financing obligations for certain hardware and software.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of and for the year ended December 31, 2019 (in millions):

	Merchant Solutions	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Revenue	$1,942	$5,592	$2,318	$481	$10,333
Operating expenses	(1,090)	(3,679)	(1,458)	(3,137)	(9,364)
Depreciation and amortization (including purchase accounting amortization)	115	489	213	1,627	2,444
Acquisition, integration and other costs	—	—	—	704	704
Asset impairments	—	—	—	87	87
Adjusted EBITDA	$967	$2,402	$1,073	$(238)	$4,204

Adjusted EBITDA					$4,204
Depreciation and amortization					(809)
Purchase accounting amortization					(1,635)
Acquisition, integration and other costs					(704)
Asset impairments					(87)
Interest expense, net					(337)
Other income (expense), net					(219)
(Provision) benefit for income taxes					(100)
Equity method investment earnings (loss)					(10)
Net earnings attributable to noncontrolling interest					(5)
Net earnings attributable to FIS common stockholders					$298
Capital expenditures (1)	$141	$612	$266	$24	$1,043
(1) Capital expenditures include $215 million in other financing obligations for certain hardware and software.

As of and for the year ended December 31, 2018 (in millions):

	Merchant Solutions	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Revenue	$208	$5,416	$2,258	$541	$8,423
Operating expenses	(170)	(3,679)	(1,388)	(1,728)	(6,965)
Depreciation and amortization (including purchase accounting amortization)	7	455	154	804	1,420
Acquisition deferred revenue adjustment	—	—	—	4	4
Acquisition, integration and other costs	—	—	—	156	156
Asset impairments	—	—	—	95	95
Adjusted EBITDA	$45	$2,192	$1,024	$(128)	3,133

Adjusted EBITDA					$3,133
Depreciation and amortization					(688)
Purchase accounting amortization					(732)
Acquisition deferred revenue adjustment					(4)
Acquisition, integration and other costs					(156)
Asset impairments					(95)
Interest expense, net					(297)
Other income (expense), net					(57)
(Provision) benefit for income taxes					(208)
Equity method investment earnings (loss)					(15)
Net earnings attributable to noncontrolling interest					(35)
Net earnings attributable to FIS common stockholders					$846
Capital expenditures (1)	$10	$471	$202	$30	$713
(1) Capital expenditures include $91 million in other financing obligations for certain hardware and software.

Clients in the United Kingdom, Germany, Australia, Brazil and India accounted for the majority of the revenue from clients based outside of North America for all periods presented. FIS conducts business in over 140 countries, with no individual country outside of North America accounting for more than 10% of total revenue for the years ended December 31, 2020, 2019 and 2018.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaled $1,772 million and $1,646 million as of December 31, 2020 and 2019, respectively. These assets are predominantly located in the United Kingdom, India, France, Netherlands, Germany and Belgium.

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

We completed the Worldpay acquisition on July 31, 2019 (see Note 3 to the consolidated financial statements). Worldpay has been fully integrated into the assessment of internal control reporting as of December 31, 2020.

Other than the Worldpay integration, there have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Due to the COVID-19 pandemic, a significant portion of our employees worked from home during 2020, including the most recent fiscal quarter. We leveraged our established business continuity plans as well as implemented a comprehensive Pandemic Plan in order to mitigate potential impacts to our control environment. Existing technology and procedures allowed for the remote operation of controls.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as set forth in Item 8.

Item 9B.    Other Information

None.

PART III

Items 10-14.

Within 120 days after the close of its fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will include the matters required by these items and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(1)Financial Statement Schedules: All schedules have been omitted because they are not applicable, not material or the required information is included in the consolidated financial statements or notes thereto.
(2)Exhibits: The following is a complete list of exhibits included as part of this report, including those incorporated by reference. A list of those documents filed with this report is set forth on the Exhibit Index appearing elsewhere in this report and is incorporated by reference.

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of Fidelity National Information Services, Inc.	8-K	001-16427	3.1	2/6/2006
3.2	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.	10-K	001-16427	3.2	2/26/2013
3.3	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.	10-Q	001-16427	3.1	8/7/2014
3.4	Articles of Amendment to the Articles of Incorporation of Fidelity National Information Services, Inc., Effective as of July 31, 2019.	8-K	001-16427	3.1	7/31/2019
3.5	Fourth Amended and Restated Bylaws of Fidelity National Information Services, Inc.	8-K	001-16427	3.1	1/27/2017
4.1	Form of certificate representing Fidelity National Information Services, Inc. Common Stock.	S-3ASR	333-131593	4.3	2/6/2006
4.2	Indenture, dated as of April 15, 2013, among FIS, the Guarantors and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	4/15/2013
4.3	Fourth Supplemental Indenture, dated as of June 3, 2014, among FIS, each of the Guarantors and the Bank of New York Mellon Trust Company, N.A. a national banking association, as trustee.	8-K	001-16427	4.2	6/3/2014
4.4	Eighth Supplemental Indenture, dated as of October 20, 2015 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.4	10/20/2015
4.5	Tenth Supplemental Indenture, dated as of August 16, 2016 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	8/16/2016
4.6	Eleventh Supplemental Indenture, dated as of August 16, 2016 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	8/16/2016

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
4.7	Thirteenth Supplemental Indenture, dated as of July 10, 2017 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	7/11/2017
4.8	Fourteenth Supplemental Indenture, dated as of July 10, 2017 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	7/11/2017
4.9	Fifteenth Supplemental Indenture, dated as of May 16, 2018 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	5/16/2018
4.10	Sixteenth Supplemental Indenture, dated as of May 16, 2018 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	5/16/2018
4.11	Seventeenth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	5/21/2019
4.12	Eighteenth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	5/21/2019
4.13	Nineteenth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	5/21/2019
4.14	Twentieth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.4	5/21/2019
4.15	Twenty-First Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.5	5/21/2019
4.16	Twenty-Second Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.6	5/21/2019

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
4.17	Twenty-Third Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.7	5/21/2019
4.18	Twenty-Fourth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.8	5/21/2019
4.19	Twenty-Fifth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.9	5/21/2019
4.20	Twenty-Sixth Supplemental Indenture, dated as of December 3, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	12/3/2019
4.21	Twenty-Seventh Supplemental Indenture, dated as of December 3, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	12/3/2019
4.22	Twenty-Eighth Supplemental Indenture, dated as of December 3, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	12/3/2019
4.23	Twenty-Ninth Supplemental Indenture, dated as of December 3, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.4	12/3/2019
4.24	Description of the Company's Common Stock registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-16427	4.25	2/20/2020
4.25	Description of the Company's 1.700% Senior Notes due 2022 and 1.100% Senior Notes due 2024 registered pursuant to Section 12 of the Securities Exchange Act of 1934.					*
4.26	Description of the Company's 0.125% Senior Notes Due 2021, 0.750% Senior Notes Due 2023, 1.500% Senior Notes Due 2027, 2.000% Senior Notes Due 2030, 2.950% Senior Notes Due 2039, Floating Rate Senior Notes Due 2021, 2.602% Senior Notes Due 2025 and 3.360% Senior Notes Due 2031 registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-16427	4.27	2/20/2020
4.27	Description of the Company's 0.125% Senior Notes Due 2022, 0.625% Senior Notes Due 2025, 1.000% Senior Notes Due 2028 and 2.250% Senior Notes Due 2029, registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-16427	4.28	2/20/2020

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.1	Certegy Inc. Deferred Compensation Plan, effective as of June 15, 2001. (1)	10-K405	001-16427	10.25	3/25/2002
10.2	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan Split Dollar Life Insurance Agreement, effective as of November 7, 2003. (1)	10-K	001-16427	10.40	2/17/2004
10.3	Grantor Trust Agreement, dated as of July 8, 2001, between Certegy Inc. and Wachovia Bank, N.A. (1)	10-K405	001-16427	10.15	3/25/2002
10.4	Grantor Trust Agreement, dated as of July 8, 2001 and amended and restated as of December 5, 2003, between Certegy Inc. and Wachovia Bank, N.A. (1)	10-K	001-16427	10.15(a)	2/17/2004
10.5	Second Amendment Agreement, dated as of April 5, 2019, by and among Fidelity National Information Services, Inc., the financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-16427	10.1	4/11/2019
10.6	Third Amendment and Joinder Agreement, dated as of May 29, 2019, by and among Fidelity National Information Services, Inc., the financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-16427	10.1	6/4/2019
10.7	Fidelity National Information Services, Inc. Employee Stock Purchase Plan, effective as of March 16, 2006. (1)	S-4/A	333-135845	Annex C	9/19/2006
10.8	Fidelity National Information Services, Inc. Annual Incentive Plan, effective as of October 23, 2006. (1)	S-4/A	333-135845	Annex D	9/19/2006
10.9	Amended and Restated Employment Agreement, effective as of December 29, 2009, by and among Fidelity National Information Services, Inc. and Gary A. Norcross. (1)	8-K	001-16427	10.1	12/29/2009
10.10	Amendment No. 1 to Amended and Restated Employment Agreement, effective as of March 30, 2012, by and among Fidelity National Information Services, Inc., and Gary A. Norcross. (1)	10-Q	001-16427	10.4	5/4/2012
10.11	Amendment to Employment Agreement, effective as of January 1, 2015, by and among Fidelity National Information Services, Inc., and Gary A. Norcross. (1)	10-K	001-16427	10.31	2/27/2015
10.12	Amendment to Employment Agreement, effective as of February 23, 2016, by and among Fidelity National Information Services, Inc., and Gary A. Norcross. (1)	10-K	001-16427	10.33	2/26/2016
10.13	Amendment to Employment Agreement, effective as of May 5, 2018, by and among Fidelity National Information Services, Inc., and Gary A. Norcross. (1)	10-K	001-16427	10.14	2/21/2019

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.14	Amendment to Employment Agreement, effective as of May 21, 2019, by and among Fidelity National Information Services, Inc., and Gary A. Norcross. (1)	10-Q	001-16427	10.3	8/6/2019
10.15	Employment Agreement, effective as of October 1, 2009, by and among Fidelity National Information Services, Inc. and James W. Woodall. (1)	8-K	001-16427	10.13	10/2/2009
10.16	Amendment to Employment Agreement, effective as of January 29, 2013, by and between Fidelity National Information Services, Inc., and James W. Woodall. (1)	10-K	001-16427	10.51	2/28/2014
10.17	Second Amendment to Employment Agreement, effective as of March 15, 2013, by and between Fidelity National Information Services, Inc., and James W. Woodall. (1)	10-K	001-16427	10.52	2/28/2014
10.18	Amendment to Employment Agreement, effective as of February 23, 2016, by and between Fidelity National Information Services, Inc., and James W. Woodall. (1)	10-K	001-16427	10.37	2/26/2016
10.19	Amendment to Employment Agreement, effective as of May 5, 2018, by and between Fidelity National Information Services, Inc., and James W. Woodall. (1)	10-K	001-16427	10.19	2/21/2019
10.20	Employment Agreement, effective as of April 16, 2012, by and among Fidelity National Information Services, Inc., and Gregory G. Montana. (1)	10-K	001-16427	10.81	2/26/2013
10.21	Amendment to Employment Agreement, effective as of February 23, 2016 by and among Fidelity National Information Services, Inc., and Gregory G. Montana. (1)	10-K	001-16427	10.43	2/26/2016
10.22	Employment Agreement, effective as of February 1, 2018 by and between Fidelity National Information Services, Inc. and Marc Mayo. (1)	10-K	001-16427	10.34	2/22/2018
10.23	Employment Agreement, effective as of February 1, 2018 by and between Fidelity National Information Services, Inc. and Bruce Lowthers. (1)	10-K	001-16427	10.35	2/22/2018
10.24	Employment Agreement, effective as of February 1, 2018 by and between Fidelity National Information Services, Inc. and Denise Williams. (1)	10-K	001-16427	10.36	2/22/2018
10.25	Terms and Conditions of Employment, effective as of April 2, 2018, by and among FIS Systems (U.K.) Limited. and Martin Boyd. (1)	10-Q	001-16427	10.4	8/6/2019

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.26	Separation Agreement, Waiver and Release between Fidelity National Information Services, Inc. and Charles Drucker effective as of March 1, 2020. (1)	10-Q	001-16427	10.2	5/7/2020
10.27	Separation Agreement, Waiver and Release effective as of September 2, 2020, by and between Fidelity National Information Services, Inc., and Stephanie Ferris. (1)	10-Q	001-16427	10.1	10/29/2020
10.28	Employment Agreement, effective as of March 31, 2020, by and among Fidelity National Information Services, Inc. and Asif Ramji. (1)	10-Q	001-16427	10.1	5/7/2020
10.29	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2014. (1)	10-K	001-16427	10.60	2/26/2016
10.30	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2015. (1)	10-K	001-16427	10.63	2/26/2016
10.31	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2016. (1)	10-K	001-16427	10.62	2/23/2017
10.32	Form of Restricted Stock Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2017. (1)	10-K	001-16427	10.46	2/21/2019
10.33	Form of Non-Statutory Stock Option Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2017. (1)	10-K	001-16427	10.47	2/21/2019
10.34	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2017. (1)	10-K	001-16427	10.48	2/21/2019
10.35	Form of Non-Statutory Stock Option Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2017. (1)	10-K	001-16427	10.49	2/21/2019
10.36	Form of Restricted Stock Unit Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2018. (1)	10-K	001-16427	10.50	2/21/2019

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.37	Form of Stock Option Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2018. (1)	10-K	001-16427	10.51	2/21/2019
10.38	Form of Restricted Stock Unit Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2018. (1)	10-K	001-16427	10.52	2/21/2019
10.39	Form of Performance Stock Unit Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2018. (1)	10-K	001-16427	10.53	2/21/2019
10.40	Seventh Amendment and Restatement Agreement, dated as of September 21, 2018, by and among Fidelity National Information Services, Inc., each lender party thereto and JP Morgan Chase Bank N.A., as Administrative Agent.	8-K	001-16427	10.1	9/24/2018
10.41	Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan, as amended and restated effective May 30, 2018. (1)	DEF 14A	001-16427	Annex A	4/20/2018
10.42	Amendment to Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan. (1)	10-Q	001-16427	10.2	10/29/2020
10.43	Form of Stock Option Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2019. (1)	10-K	001-16427	10.43	2/20/2020
10.44	Form of Restricted Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2019. (1)	10-K	001-16427	10.44	2/20/2020
10.45	Form of Restricted Stock Unit Grant to Director under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in May 2019. (1)	10-K	001-16427	10.45	2/20/2020
10.46	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2019. (1)	10-K	001-16427	10.46	2/20/2020
10.47	Form of Restricted Stock Unit Grant to Director under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in August 2019. (1)	10-K	001-16427	10.47	2/20/2020

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.48	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in August 2019. (1)	10-K	001-16427	10.48	2/20/2020
10.49	Form of Performance Share Unit Award for United Kingdom Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.49	2/20/2020
10.50	Form of Performance Share Unit Award for United States Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.50	2/20/2020
10.51	Form of Stock Option Grant for United States Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.51	2/20/2020
10.52	Form of Stock Option Grant for United Kingdom Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.52	2/20/2020
10.53	Form of Restricted Stock Unit Award for United Kingdom Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.53	2/20/2020
10.54	Form of Restricted Stock Unit Award for United States Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.54	2/20/2020
10.55	Form of Stock Option Grant Notice and Option Agreement under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2013 through 2017. (1)	10-Q	001-35462	10.1	5/6/2013
10.56	Form of Performance Share Unit Acquisition Award Notice and Performance Share Unit Acquisition Award Agreement for U.S. Employees (Co-CEO under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2018. (1)	10-K	001-35462	10.16.7	2/28/2018
10.57	Form of Performance Share Unit Acquisition Award Notice and Performance Share Unit Acquisition Award Agreement for U.S. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2018. (1)	10-K	001-35462	10.16.9	2/28/2018
10.58	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for U.S. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2018 and 2019. (1)	10-K	001-35462	10.16.12	2/28/2018

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.59	Form of Stock Option Grant Notice and Stock Option Award Agreement for U.S. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2018 and 2019. (1)	10-K	001-35462	10.16.14	2/28/2018
10.60	Form of Performance Share Unit Award Notice and Performance Share Unit Award Agreement for U.S. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2018 and 2019. (1)	10-K	001-35462	10.16.16	2/28/2018
10.61	Form of Performance Share Unit Award Notice for United States Executives under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-35462	10.40	2/26/2019
10.62	Worldpay, Inc.2012 Equity Incentive Plan. (1)	10-K	001-35462	10.40	2/28/2018
10.63	Form of Deferred Restricted Stock Unit Grant to Director under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in May 2020. (1)					*
10.64	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2020. (1)					*
10.65	Form of Stock Option Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2020. (1)					*
10.66	Form of Restricted Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2020. (1)					*
10.67	Form of Restricted Stock Unit Grant to Director under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in May 2020. (1)					*
21.1	Subsidiaries of the Registrant.					*
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).					*
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date:	February 18, 2021	By:	/s/ GARY A. NORCROSS
Gary A. Norcross
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 18, 2021	By:	/s/ JAMES W. WOODALL
James W. Woodall
Chief Financial Officer
(Principal Financial Officer)

Date:	February 18, 2021	By:	/s/ CHRISTOPHER THOMPSON
Christopher Thompson
Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 18, 2021	By:	/s/ GARY A. NORCROSS
Gary A. Norcross
President, Chief Executive Officer and Chairman of the Board

Date:	February 18, 2021	By:	/s/ LEE ADREAN
Lee Adrean
Director

Date:	February 18, 2021	By:	/s/ ELLEN R. ALEMANY
Ellen R. Alemany
Director

Date:	February 18, 2021	By:	/s/ JEFFREY A. GOLDSTEIN
Jeffrey A. Goldstein
Director

Date:	February 18, 2021	By:	/s/ LISA A. HOOK
Lisa A. Hook
Director

Date:	February 18, 2021	By:	/s/ KEITH W. HUGHES
Keith W. Hughes
Director

Date:	February 18, 2021	By:	/s/ GARY L. LAUER
Gary L. Lauer
Director

Date:	February 18, 2021	By:	/s/ LOUISE M. PARENT
Louise M. Parent
Director

Date:	February 18, 2021	By:	/s/ BRIAN T. SHEA
Brian T. Shea
Director

Date:	February 18, 2021	By:	/s/ JAMES B. STALLINGS, JR.
James B. Stallings, Jr.
Director

Date:	February 18, 2021	By:	/s/ JEFFREY E. STIEFLER
Jeffrey E. Stiefler
Director