Form 10-Q
period 2021-03-31
Fidelity National Information Services, Inc.
filed 2021-05-06
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of May 5, 2021, 620,125,558 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2021

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,039	$1,959
Settlement deposits and merchant float	2,919	3,252
Trade receivables, net of allowance for credit losses of $82 and $82, respectively	3,508	3,314
Settlement receivables	703	662
Other receivables	470	317
Prepaid expenses and other current assets	466	394
Total current assets	9,105	9,898
Property and equipment, net	863	887
Goodwill	53,069	53,268
Intangible assets, net	13,315	13,928
Software, net	3,382	3,370
Other noncurrent assets	1,624	1,574
Deferred contract costs, net	959	917
Total assets	$82,317	$83,842
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$2,370	$2,482
Settlement payables	4,735	4,934
Deferred revenue	964	881
Short-term borrowings	2,537	2,750
Current portion of long-term debt	602	1,314
Total current liabilities	11,208	12,361
Long-term debt, excluding current portion	16,300	15,951
Deferred income taxes	4,115	4,017
Other noncurrent liabilities	1,986	1,967
Deferred revenue	59	59
Total liabilities	33,668	34,355

Redeemable noncontrolling interest	175	174
Equity:
FIS stockholders’ equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock $0.01 par value, 750 shares authorized, 624 and 621 shares issued as of March 31, 2021 and December 31, 2020, respectively	6	6
Additional paid in capital	46,152	45,947
Retained earnings	2,823	3,440
Accumulated other comprehensive earnings (loss)	124	57
Treasury stock, $0.01 par value, 4 and 1 common shares as of March 31, 2021 and December 31, 2020, respectively, at cost	(645)	(150)
Total FIS stockholders’ equity	48,460	49,300
Noncontrolling interest	14	13
Total equity	48,474	49,313
Total liabilities, redeemable noncontrolling interest and equity	$82,317	$83,842
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Loss)
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2021	2020

Revenue	$3,223	$3,078
Cost of revenue	2,118	2,089
Gross profit	1,105	989
Selling, general, and administrative expenses	1,006	881
Operating income	99	108
Other income (expense):
Interest expense, net	(74)	(80)
Other income (expense), net	(493)	(39)
Total other income (expense), net	(567)	(119)
Earnings (loss) before income taxes and equity method investment earnings (loss)	(468)	(11)
Provision (benefit) for income taxes	(97)	(30)
Equity method investment earnings (loss)	1	(1)
Net earnings (loss)	(370)	18
Net (earnings) loss attributable to noncontrolling interest	(3)	(3)
Net earnings (loss) attributable to FIS common stockholders	$(373)	$15

Net earnings (loss) per share-basic attributable to FIS common stockholders	$(0.60)	$0.02
Weighted average shares outstanding-basic	621	616
Net earnings (loss) per share-diluted attributable to FIS common stockholders	$(0.60)	$0.02
Weighted average shares outstanding-diluted	621	625
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(In millions)
(Unaudited)

	Three months ended March 31,
	2021		2020

Net earnings (loss)		$(370)		$18
Other comprehensive earnings (loss), before tax:
Unrealized gain (loss) on derivatives	$9		$—
Foreign currency translation adjustments	185		(208)
Other adjustments	—		1
Other comprehensive earnings (loss), before tax	194		(207)
Provision for income tax (expense) benefit related to items of other comprehensive earnings	(127)		(8)
Other comprehensive earnings (loss), net of tax	$67	67	$(215)	(215)
Comprehensive earnings (loss)		(303)		(197)
Net (earnings) loss attributable to noncontrolling interest		(3)		(3)
Comprehensive earnings (loss) attributable to FIS common stockholders		$(306)		$(200)
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three months ended March 31, 2021 and 2020
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2020	621	(1)	$6	$45,947	$3,440	$57	$(150)	$13	$49,313
Issuance of restricted stock	3	—	—	1	—	—	—	—	1
Exercise of stock options	—	—	—	47	—	—	—	—	47
Purchases of treasury stock	—	(3)	—	—	—	—	(400)	—	(400)
Treasury shares held for taxes due upon exercise of stock options	—	—	—	—	—	—	(95)	—	(95)
Stock-based compensation	—	—	—	157	—	—	—	—	157
Cash dividends declared ($0.39 per share per quarter) and other distributions	—	—	—	—	(244)	—	—	(1)	(245)
Net earnings (loss)	—	—	—	—	(373)	—	—	2	(371)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	67	—	—	67
Balances, March 31, 2021	624	(4)	$6	$46,152	$2,823	$124	$(645)	$14	$48,474

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2019	615	—	$6	$45,358	$4,161	$(33)	$(52)	$16	$49,456
Issuance of restricted stock	—	—	—	(7)	—	—	7	—	—
Exercise of stock options	2	—	—	140	—	—	—	—	140
Treasury shares held for taxes due upon exercise of stock options	—	(1)	—	—	—	—	(46)	—	(46)
Stock-based compensation	—	—	—	56	—	—	—	—	56
Cash dividends declared ($0.35 per share per quarter) and other distributions	—	—	—	—	(218)	—	—	(2)	(220)
Other	—	—	—	1	(6)	—	—	—	(5)
Net earnings	—	—	—	—	15	—	—	1	16
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(215)	—	—	(215)
Balances, March 31, 2020	$617	$(1)	$6	$45,548	$3,952	$(248)	$(91)	$15	$49,182

(1)Excludes redeemable noncontrolling interest that is not considered equity.

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$(370)	$18
Adjustment to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	953	914
Amortization of debt issue costs	7	8
Loss (gain) on sale of businesses, investments and other	(1)	2
Loss on extinguishment of debt	528	—
Stock-based compensation	157	56
Deferred income taxes	(22)	(108)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	(219)	96
Settlement activity	122	(368)
Prepaid expenses and other assets	(129)	40
Deferred contract costs	(113)	(150)
Deferred revenue	89	86
Accounts payable, accrued liabilities and other liabilities	(166)	(211)
Net cash provided by operating activities	836	383

Cash flows from investing activities:
Additions to property and equipment	(69)	(55)
Additions to software	(229)	(251)
Acquisitions, net of cash acquired	—	(402)
Other investing activities, net	(23)	92
Net cash provided by (used in) investing activities	(321)	(616)

Cash flows from financing activities:
Borrowings	13,858	10,958
Repayment of borrowings and other financing obligations	(14,364)	(10,391)
Debt issuance costs	(74)	—
Proceeds from stock issued under stock-based compensation plans	73	176
Treasury stock activity	(494)	(46)
Dividends paid	(244)	(216)
Other financing activities, net	(136)	(4)
Net cash provided by (used in) financing activities	(1,381)	477

Effect of foreign currency exchange rate changes on cash	(40)	(15)
Net increase (decrease) in cash and cash equivalents	(906)	229
Cash and cash equivalents, beginning of period	4,030	3,211
Cash and cash equivalents, end of period	$3,124	$3,440

Supplemental cash flow information:
Cash paid for interest	$95	$33
Cash paid for income taxes	$68	$65
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

(1)       Basis of Presentation

The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Certain reclassifications have been made in the 2020 consolidated financial statements to conform to the classifications used in 2021. Amounts in tables in the financial statements and accompanying footnotes may not sum due to rounding.

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

(2)       Revenue

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue. The tables also include a reconciliation of the disaggregated revenue with the Company's reportable segments. Prior-period amounts have been recast to conform to the new reportable segment presentation as discussed in Note 11.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended March 31, 2021 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$681	$1,311	$370	$58	$2,420
All others	285	229	255	34	803
Total	$966	$1,540	$625	$92	$3,223

Type of Revenue:
Recurring revenue:
Transaction processing and services	$943	$1,164	$291	$84	$2,482
Software maintenance	1	88	127	—	216
Other recurring	20	38	24	3	85
Total recurring	964	1,290	442	87	2,783

Software license	1	24	68	—	93
Professional services	—	146	106	1	253
Other non-recurring fees	1	80	9	4	94
Total	$966	$1,540	$625	$92	$3,223

For the three months ended March 31, 2020 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$661	$1,242	$373	$72	$2,348
All others	274	202	224	30	730
Total	$935	$1,444	$597	$102	$3,078

Type of Revenue:
Recurring revenue:
Transaction processing and services	$911	$1,078	$278	$97	$2,364
Software maintenance	1	88	121	1	211
Other recurring	21	44	24	—	89
Total recurring	933	1,210	423	98	2,664

Software license	—	19	73	—	92
Professional services	—	143	101	2	246
Other non-recurring fees	2	72	—	2	76
Total	$935	$1,444	$597	$102	$3,078

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Contract Balances

The Company recognized revenue of $327 million and $338 million during the three months ended March 31, 2021 and 2020, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2021, approximately $21.0 billion of revenue is estimated to be recognized in the future primarily from the Banking Solutions and Capital Market Solutions segments' remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 32% of the Banking Solutions and Capital Market Solutions segments' remaining performance obligations over the next 12 months, approximately another 22% over the next 13 to 24 months, and the balance thereafter.

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

(3)       Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

The Company includes restricted cash in the Cash and cash equivalents balance reported in the consolidated statements of cash flows. The reconciliation between Cash and cash equivalents in the consolidated balance sheets and the consolidated statements of cash flows is as follows (in millions):

	March 31, 2021	December 31, 2020
Cash and cash equivalents on the consolidated balance sheets	$1,039	$1,959
Merchant float restricted cash (in Settlement deposits and merchant float)	2,085	2,071
Total Cash and cash equivalents per the consolidated statements of cash flows	$3,124	$4,030

Allowance for Credit Losses

The Company monitors trade receivables, contract assets as well as other receivable balances and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events. The allowance for credit losses is separate from the chargeback liability described in Note 7.

While the COVID-19 pandemic did not result in a significant increase in the Company's expected credit loss allowance recorded as of March 31, 2021, it is reasonably possible that future developments related to the economic impact of the COVID-19 pandemic could have a material impact on management's estimates.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Property and Equipment, Intangible Assets and Computer Software

The following table shows the Company's consolidated financial statement details as of March 31, 2021, and December 31, 2020 (in millions):

	March 31, 2021			December 31, 2020
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$2,319	$1,456	$863	$2,292	$1,405	$887
Intangible assets	$19,117	$5,802	$13,315	$19,141	$5,213	$13,928
Software	$5,838	$2,456	$3,382	$5,535	$2,165	$3,370
As of March 31, 2021, intangible assets, net of amortization, includes $12,947 million of customer relationships and $368 million of trademarks and other intangible assets. Amortization expense with respect to these intangible assets was $595 million and $598 million for the three months ended March 31, 2021 and 2020, respectively.

Goodwill

Changes in goodwill during the three months ended March 31, 2021, are summarized below (in millions).

			Capital	Corporate
	Merchant	Banking	Market	And
	Solutions	Solutions	Solutions	Other	Total
Balance, December 31, 2020	$36,267	$12,279	$4,702	$20	$53,268
Foreign currency adjustments	(164)	(19)	(16)	—	(199)
Balance, March 31, 2021	$36,103	$12,260	$4,686	$20	$53,069

We assess goodwill for impairment on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. For 2020, we completed our annual assessment for the Banking Solutions and Capital Market Solutions reporting units with qualitative assessments and concluded that it remained more likely than not that the fair value of each reporting unit continued to exceed its carrying value. For Merchant Solutions, we completed our 2020 annual assessment with a quantitative assessment due to the economic impact of the COVID-19 pandemic on our Merchant Solutions business and its primary operations having been recently acquired as part of the Worldpay acquisition completed on July 31, 2019. As a result of the annual assessment, the fair value of the reporting unit was estimated to be in excess of carrying amount by approximately 4%.

Due to the continued economic impact of the COVID-19 pandemic, we evaluated if events and circumstances as of March 31, 2021, indicated potential impairment. We performed a qualitative assessment by examining factors most likely to affect our reporting units' fair values and considered the impact to our business from the COVID-19 pandemic. The factors examined involve significant use of management judgment and included, among others, (1) forecast revenue, growth rates, operating margins, and capital expenditures used to calculate estimated future cash flows, (2) future economic and market conditions and (3) FIS' market capitalization. Based on our interim impairment assessment as of March 31, 2021, we concluded that it remained more likely than not that the fair value continues to exceed the carrying amount for each of our reporting units; therefore, goodwill was not impaired.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Visa Europe and Contingent Value Rights

As part of the Worldpay acquisition, the Company acquired certain assets and liabilities related to the June 2016 Worldpay Group plc (Legacy Worldpay) disposal of its ownership interest in Visa Europe to Visa Inc. As part of the disposal, Legacy Worldpay received proceeds from Visa Inc. in the form of cash and convertible preferred stock ("preferred stock"), the value of which may be reduced by losses incurred relating to ongoing interchange-related litigation involving Visa Europe. Also in connection with the disposal, and pursuant to the terms of an amendment executed on September 17, 2020, the Company will pay the former Legacy Worldpay owners 90% of the net-of-tax proceeds from the disposal, known as contingent value rights, which is recorded as a liability ("CVR liability") on the consolidated balance sheets.

The Company has elected the fair value option under ASC 825, Financial Instruments ("ASC 825"), for measuring its preferred stock asset and CVR liability. The fair value of the preferred stock was $50 million and $70 million at March 31, 2021, and December 31, 2020, respectively, recorded in Other noncurrent assets on the consolidated balance sheets. The fair value of the CVR liability was $377 million and $401 million at March 31, 2021, and December 31, 2020, respectively, recorded in Other noncurrent liabilities on the consolidated balance sheets. The net change in fair value was $5 million and $(20) million for the three months ended March 31, 2021 and 2020, respectively, recorded in Other income (expense), net on the consolidated statements of earnings (loss).

(4)       Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of March 31, 2021, and December 31, 2020, consist of the following (in millions):

	March 31, 2021	December 31, 2020
Contract costs on implementations in progress	$186	$245
Contract origination costs on completed implementations, net	540	470
Contract fulfillment costs on completed implementations, net	233	202
Total Deferred contract costs, net	$959	$917

Amortization of deferred contract costs on completed implementations was $68 million and $51 million during the three months ended March 31, 2021 and 2020, respectively, and there were no significant impairment losses in relation to the costs capitalized for the periods presented.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5)       Debt

Long-term debt as of March 31, 2021, and December 31, 2020, consists of the following (in millions):

	March 31, 2021
		Weighted
		Average
	Interest	Interest		March 31,	December 31,
	Rates	Rate	Maturities	2021	2020
Fixed Rate Notes
Senior USD Notes	0.4% - 4.8%	1.9%	2023 - 2048	$6,909	$4,938
Senior Euro Notes	0.1% - 3.0%	1.3%	2022 - 2039	7,916	8,891
Senior GBP Notes	1.7% - 3.4%	1.5%	2022 - 2031	1,686	2,526
Senior Euro Floating Rate Notes		0.0%	2021	523	613
Revolving Credit Facility (1)		—%	2026	—	251
Other				(132)	46
Total long-term debt, including current portion				16,902	17,265
Current portion of long-term debt				(602)	(1,314)
Long-term debt, excluding current portion				$16,300	$15,951

(1)Interest on the Revolving Credit Facility is generally payable at LIBOR plus an applicable margin of up to 1.625% plus an unused commitment fee of up to 0.225%, each based upon the Company's corporate credit ratings. The weighted average interest rate on the Revolving Credit Facility excludes fees.

Short-term borrowings as of March 31, 2021, and December 31, 2020, consist of the following (in millions):

	March 31, 2021
	Weighted
	Average
	Interest		March 31,	December 31,
	Rate	Maturities	2021	2020
Euro-commercial paper notes ("ECP Notes")	(0.5)%	Up to 183 days	$243	$861
U.S. commercial paper notes ("USCP Notes")	0.3%	Up to 397 days	2,129	1,745
Other			165	144
Total Short-term borrowings			$2,537	$2,750

As of March 31, 2021, the weighted average interest rate of the Company's outstanding debt was 1.0%, including the impact of interest rate swaps (see Note 6).

The following summarizes the aggregate maturities of our long-term debt, including other financing obligations for certain hardware and software, based on stated contractual maturities, excluding the fair value of the interest rate swaps discussed below and net unamortized non-cash bond premiums and discounts of $(141) million as of March 31, 2021 (in millions):

Total
2021 remaining period	$578
2022	1,623
2023	2,234
2024	1,343
2025	739
Thereafter	10,646
Total principal payments	17,163
Debt issuance costs, net of accumulated amortization	(120)
Total long-term debt	$17,043

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

There are no mandatory principal payments on the Revolving Credit Facility, and any balance outstanding on the Revolving Credit Facility will be due and payable at its scheduled maturity date, which occurs on March 2, 2026.

Senior Notes

In March 2021, pursuant to cash tender offers and make-whole redemptions, FIS purchased and redeemed an aggregate principal amount of $5.1 billion in Senior Notes, comprised of $3,529 million in Senior USD Notes, $600 million in Senior Euro Notes, $871 million in Senior GBP Notes, and $66 million in Senior Euro Floating Rate Notes, with interest rates ranging from 0.0% to 5.0% and maturities ranging from 2021 to 2029, resulting in a loss on extinguishment of debt of approximately $528 million, recorded in Other income (expense), net on the consolidated statement of earnings (loss), relating to tender premiums, make-whole amounts, and fees; the write-off of unamortized bond discounts and debt issuance costs; and losses on related derivative instruments. The Company funded the purchase and redemption of the Senior Notes with proceeds on borrowings from the issuance and sale of Senior USD Notes on March 2, 2021.

On March 2, 2021, FIS completed the issuance and sale of Senior USD Notes with an aggregate principal amount of $5.5 billion with interest rates ranging from 0.4% to 3.1% and maturities ranging from 2023 to 2041 ("new Senior USD Notes"). The proceeds from the debt issuance were subsequently used to purchase and redeem the Senior Notes discussed above with the remainder used to repay a portion of our commercial paper notes. The new Senior USD Notes are subject to customary covenants, including, among others, customary events of default. The new Senior USD Notes also include redemption provisions at the option of FIS, similar to the other Senior Notes.

Revolving Credit Facility

On March 2, 2021, FIS entered into an amendment to the Restated Credit Agreement to amend certain covenant provisions, revise lender commitments for certain counterparties, and extend the scheduled maturity date to March 2, 2026. As of March 31, 2021, the borrowing capacity under the Revolving Credit Facility was $3,126 million (net of $2,372 million of capacity backstopping our commercial paper notes and $2 million in outstanding letters of credit issued under the Revolving Credit Facility).

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $650 million and $1,640 million higher than the carrying value, excluding the fair value of the interest rate swaps and unamortized discounts, as of March 31, 2021, and December 31, 2020, respectively.

(6)       Financial Instruments

Fair Value Hedges

The Company holds interest rate swaps with aggregate notional amounts of $1,604 million, £925 million and €500 million at March 31, 2021, and $1,000 million and €500 million at December 31, 2020, converting the interest rate exposure on certain of the Company's Senior USD Notes, Senior GBP Notes and Senior Euro Notes, as applicable, from fixed to variable. These swaps are designated as fair value hedges for accounting purposes with a net liability fair value of $96 million reflected as a decrease in the long-term debt balance at March 31, 2021, and a net asset fair value of $10 million reflected as an increase in the long-term debt balance at December 31, 2020 (see Note 5).

Net Investment Hedges

The purpose of the Company's net investment hedges, as discussed below, is to reduce the volatility of FIS' net investment value in its Euro- and Pound Sterling-denominated operations due to changes in foreign currency exchange rates.

The Company recorded net investment hedge aggregate gain (loss) for the change in fair value as Foreign currency translation adjustments and related income tax (expense) benefit within Other comprehensive earnings (loss), net of tax, on the consolidated statements of comprehensive earnings (loss) of $321 million and $535 million during the three months ended March 31, 2021 and 2020, respectively. No ineffectiveness has been recorded on the net investment hedges.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Foreign Currency-Denominated Debt Designations

The Company designates certain foreign currency-denominated debt as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations. As of March 31, 2021, and December 31, 2020, an aggregate €6,968 million and €7,466 million, respectively, was designated as a net investment hedge of the Company's investment in Euro-denominated operations related to Senior Euro Notes with maturities ranging from 2022 to 2039 and ECP Notes. As of December 31, 2020, an additional €1,000 million was designated as a net investment hedge of the Company's investment in Euro-denominated operations related to the Senior Euro Floating Rate Notes and Senior Euro Notes with a 2021 maturity. As of March 31, 2021, and December 31, 2020, an aggregate £1,203 million and £1,850 million, respectively, was designated as a net investment hedge of the Company's Pound Sterling-denominated operations related to the Senior GBP Notes with maturities ranging from 2022 to 2031.

Cross-Currency Interest Rate Swap Designations

The Company holds cross-currency interest rate swaps and designates them as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations.

As of March 31, 2021, and December 31, 2020, aggregate notional amounts of €5,906 million and €4,508 million, respectively, were designated as net investment hedges of the Company's investment in Euro-denominated operations, and aggregate notional amounts of £2,045 million and £565 million, respectively, were designated as net investment hedges of the Company's Pound Sterling-denominated operations. The cross-currency interest rate swap fair values were net liabilities of $206 million and $306 million at March 31, 2021, and December 31, 2020, respectively.

(7)    Commitments and Contingencies

Reliance Trust Claims

Reliance Trust Company ("Reliance"), the Company's subsidiary, is a defendant in a class action arising out of its provision of services as the discretionary trustee for a 401(k) Plan (the "Plan") for one of its customers. On behalf of the Plan participants, plaintiffs in the action, which was filed in December 2015, sought damages and attorneys' fees, as well as equitable relief, against Reliance and the Plan's sponsor and record-keeper for alleged breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974 ("ERISA"). At a non-jury trial conducted in March 2020, Reliance vigorously defended the action and contended that no breaches of fiduciary duty or prohibited transactions occurred and that Plan participants suffered no damages. At trial, Plaintiffs claimed damages of approximately $127 million against all defendants. On October 12, 2020, Reliance and plaintiffs entered into a settlement agreement, which was subject to final court approval, to settle all allegations and claims asserted in the action for $39.8 million without equitable relief. On October 14, 2020, the Court preliminarily approved the settlement agreement. In the settlement agreement, Reliance admitted no wrongdoing or liability with respect to any of the allegations or claims and maintains that the Plan was managed, operated, and administered during its tenure as the Plan's discretionary trustee in full compliance with ERISA and applicable regulations. The Company recorded a liability for the agreed settlement amount of $39.8 million and a corresponding loss in Other income (expense), net on the consolidated statement of earnings during the quarter ended September 30, 2020. On March 8, 2021, the Court entered an order approving the settlement and entered a final judgment dismissing the action with prejudice. Reliance paid the full settlement amount in April 2021 and has met its monetary obligations under the settlement agreement.

Brazilian Tax Authorities Claims

In 2004, Proservvi Empreendimentos e Servicos, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. ("Servicos"), a subsidiary of Fidelity National Participacoes Ltda., our former item processing and remittance services operation in Brazil, acquired certain assets and employees and leased certain facilities from the Transpev Group ("Transpev") in Brazil. Transpev's remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and, beginning in 2012, brought claims against Prosegur and Servicos on the grounds that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities filed 14 claims against Servicos asserting potential tax liabilities of approximately $11 million. There are potentially 24 additional claims against Transpev/Prosegur for which Servicos is named

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as a co-defendant or may be named but for which Servicos has not yet been served. These additional claims amount to approximately $30 million, making the total potential exposure for all 38 claims approximately $41 million. We do not believe a liability for these 38 total claims is probable and, therefore, have not recorded a liability for any of these claims.

Tax Receivable Agreement

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

The consolidated balance sheets as of March 31, 2021, and December 31, 2020, include a total liability of $448 million and $532 million, respectively, relating to the TRA.

Chargeback Liability

Through services offered in our Merchant Solutions segment, the Company is exposed to potential losses from merchant-related chargebacks. A chargeback occurs when a dispute between a cardholder and a merchant, including a claim for non-delivery of the product or service by the merchant, is not resolved in favor of the merchant and the transaction is charged back to the merchant resulting in a refund of the purchase price to the cardholder. If the Company is unable to collect this chargeback amount from the merchant due to closure, bankruptcy or other reasons, the Company bears the loss for the refund paid to the cardholder. The risk of chargebacks is typically greater for those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. The economic impact of the COVID-19 pandemic has not resulted in material chargeback losses as of March 31, 2021; however, it is reasonably possible that the Company has incurred or may incur significant losses related to future chargebacks. Due to the unprecedented nature of the pandemic and the numerous current and future uncertainties that may impact any potential chargeback losses, and considering that the Company has no historical experience with similar uncertainties, a reasonable estimate of the possible accrual for future chargeback losses or range of losses cannot be made.

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

(8)    Stock Compensation Plans

On January 1, 2021, the Company established a Qualified Retirement Equity Program that modified our existing stock compensation plans. The modification implemented a new retirement policy that permits retirees that meet certain eligibility

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

criteria to continue vesting in unvested equity awards in accordance with the terms of the respective grant agreements, resulting in accelerated stock compensation expense for those employees meeting the definition of retirement eligible. During the quarter ended March 31, 2021, the Company recorded $104 million in accelerated stock compensation expense included in Selling, general, and administrative expenses in the consolidated statement of earnings (loss) to reflect the impact of the modification on unvested equity awards outstanding at January 1, 2021.

(9)    Related-Party Transactions

The Company holds a noncontrolling ownership stake in Cardinal Holdings ("Cardinal"), which operates the Capco consulting business. FIS' ownership stake in Cardinal was 36% at March 31, 2021, and December 31, 2020. The ownership stake in Cardinal is recorded as an equity method investment included within Other noncurrent assets on the consolidated balance sheets. The carrying value of this equity method investment was $140 million and $137 million, at March 31, 2021, and December 31, 2020, respectively. FIS provides ongoing management consulting services and other services to Cardinal. FIS also purchases services and software licenses from Cardinal from time to time. Amounts transacted through these agreements were not significant to the 2021 and 2020 periods presented.

On April 29, 2021, we sold our ownership stake in Cardinal for net cash proceeds of approximately $367 million resulting from an acquisition transaction of the Capco consulting business by Wipro Ltd. We will record the sale transaction during the second quarter of 2021.

(10)     Net Earnings (Loss) per Share

The basic weighted average shares and common stock equivalents for the three months ended March 31, 2021 and 2020, were computed using the treasury stock method.

The following table summarizes net earnings (loss) and net earnings (loss) per share attributable to FIS common stockholders for the three months ended March 31, 2021 and 2020 (in millions, except per share amounts):

	Three months ended March 31,
	2021	2020
Net earnings (loss) attributable to FIS common stockholders	$(373)	$15
Weighted average shares outstanding-basic	621	616
Plus: Common stock equivalent shares	—	9
Weighted average shares outstanding- diluted	621	625
Net earnings (loss) per share-basic attributable to FIS common stockholders	$(0.60)	$0.02
Net earnings (loss) per share-diluted attributable to FIS common stockholders	$(0.60)	$0.02

The diluted net loss per share for the three months ended March 31, 2021, did not include the effect of common stock equivalent shares of 5 million because the effect would have been anti-dilutive. The diluted net earnings per share for the three months ended March 31, 2021 and 2020, did not include options to purchase less than 1 million shares of our common stock because they were anti-dilutive.

In January 2021, our Board of Directors approved a new share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the new share repurchase program approximately 97 million shares remain available for repurchase as of March 31, 2021.

(11)     Segment Information

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

Merchant Solutions ("Merchant")

The Merchant segment is focused on serving merchants of all sizes globally, enabling them to accept electronic payments, including card-based payments, contactless card and mobile wallet, originated at a physical point of sale, as well as card-not-present payments in eCommerce and mobile environments. Merchant services include all aspects of payment processing, including authorization and settlement, customer service, chargeback and retrieval processing, electronic payment transaction reporting and network fee and interchange management. Merchant also includes value-added services, such as security and fraud prevention solutions, advanced data analytics and information management solutions, foreign currency management and numerous funding options. Merchant serves clients in over 140 countries. Our Merchant clients are highly-diversified, including global enterprises, national retailers and small- to medium-sized businesses. The Merchant segment utilizes broad and varied distribution channels, including direct sales forces and multiple referral partner relationships that provide us with a growing and diverse client base.

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

During the three months ended March 31, 2021 and 2020, the Company recorded acquisition and integration costs primarily related to the Worldpay acquisition, as well as certain other costs associated with data center consolidation activities totaling $15 million and $18 million, respectively, and incremental costs directly related to COVID-19 of $9 million and $3 million, respectively. For the three months ended March 31, 2021, we also recorded $104 million in accelerated stock compensation expense to reflect the impact of establishing a Qualified Retirement Equity Program that modified unvested equity awards outstanding at January 1, 2021 (see Note 8).

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

For the three months ended March 31, 2021 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$966	$1,540	$625	$92	$3,223
Operating expenses	(603)	(1,018)	(419)	(1,084)	(3,124)
Depreciation and amortization (including purchase accounting amortization)	88	145	82	638	953
Acquisition, integration and other costs	—	—	—	256	256
Adjusted EBITDA	$451	$667	$288	$(98)	$1,308

Adjusted EBITDA					$1,308
Depreciation and amortization					(279)
Purchase accounting amortization					(674)
Acquisition, integration and other costs					(256)
Interest expense, net					(74)
Other income (expense), net					(493)
(Provision) benefit for income taxes					97
Equity method investment earnings (loss)					1
Net earnings attributable to noncontrolling interest					(3)
Net earnings (loss) attributable to FIS common stockholders					$(373)
Capital expenditures	$104	$106	$54	$34	$298

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended March 31, 2020 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$935	$1,444	$597	$102	$3,078
Operating expenses	(597)	(961)	(392)	(1,020)	(2,970)
Depreciation and amortization (including purchase accounting amortization)	85	129	62	638	914
Acquisition, integration and other costs	—	—	—	225	225
Adjusted EBITDA	$423	$612	$267	$(55)	$1,247

Adjusted EBITDA					$1,247
Depreciation and amortization					(230)
Purchase accounting amortization					(684)
Acquisition, integration and other costs					(225)
Interest expense, net					(80)
Other income (expense), net					(39)
(Provision) benefit for income taxes					30
Equity method investment earnings (loss)					(1)
Net earnings attributable to noncontrolling interest					(3)
Net earnings attributable to FIS common stockholders					$15
Capital expenditures (1)	$106	$132	$58	$10	$306

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
•the duration, including any recurrence, of the COVID-19 pandemic and its impacts, including the impact of an economic recession in certain markets, reductions in consumer and business spending, and instability of the financial markets in heavily impacted areas across the globe;
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

•the risk that policies and resulting actions of the current administration in the U.S. may result in additional regulations and executive orders, as well as additional regulatory and tax costs;
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
•fraud by merchants or bad actors; and
•other risks detailed elsewhere in the Risk Factors and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, in our Quarterly Reports on Form 10-Q and in our other filings with the Securities and Exchange Commission.

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

We have grown organically as well as through acquisitions which have contributed critical solutions and services that complement or enhance our existing offerings, diversifying our revenue by client, geography and service offering, and opening new and profitable adjacent markets that align with our core solution's strengths. FIS evaluates possible acquisitions that might contribute to our growth or performance on an ongoing basis. We also develop new solutions that enhance our client offerings.

FIS reports its financial performance based on the following segments: Merchant Solutions ("Merchant"), Banking Solutions ("Banking"), Capital Market Solutions ("Capital Markets") and Corporate and Other. A description of our segments is included in Note 11 to the consolidated financial statements. Revenue by segment and the Adjusted EBITDA of our segments are discussed below in Segment Results of Operations.

Business Trends and Conditions

Our revenue is primarily derived from a combination of technology and processing services, transaction fees, professional services and software license fees. While we are a global company and do business around the world, the majority of our revenue is generated by clients in the U.S. The majority of our international revenue is generated by clients in the U.K., Germany, Australia, France, Canada, Brazil and India. In addition, the majority of our revenue has historically been recurring and has been provided under multi-year Banking and Capital Markets contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients' operations. Although Merchant has a lesser percentage of multi-year contracts, substantially all of our Merchant revenue is also recurring, derived from transaction processing fees that fluctuate with the number or value of transactions processed, among other variable measures, associated with consumer activity. Professional services revenue is typically non-recurring, though recognition often occurs over time rather than at a point in time. Sales of software licenses are typically non-recurring with point-in-time recognition and are less predictable.

COVID-19's impact to our financial results in the first quarter of 2021 lessened due to the gradual opening of markets, especially where accelerated by the accessibility and effective rollout of vaccines. In certain locations, where government lockdowns and shelter-in-place orders have been tightened, particularly in certain areas of Europe and Brazil, reduced consumer spending continues to adversely impact our Merchant payments volume and related transaction revenue. In addition, certain discretionary spending verticals, including travel, airlines and restaurants, continue to be impacted, although the impact has lessened due to the gradual opening of markets with access to vaccines.

As the impact of COVID-19 lessens in certain areas with access to vaccines, including the U.S., consumer spending and sales of our solutions have increased. We have continued to prioritize investments in solutions that help address the needs of our clients in order to increase the Company's potential to resume strong revenue growth following the pandemic. Additionally, we are continuing to take several actions to manage discretionary expenses, including reducing office space and prohibiting most travel, as well as accelerating automation and functional alignment across the organization.

We extended higher-than-usual levels of credit to our merchant clients during 2020 as part of funds settlement in connection with payments to their customers, for, among other things, refunds for cancelled trips as cases of COVID-19 spread across the globe. The level of credit extended to our merchant clients has since normalized, although there is risk that increased government lockdown orders could adversely impact credit extensions and chargebacks in affected areas. We are exposed to losses if our merchant customers are unable to repay the credit we have extended or to fund their liability for chargebacks due to closure, insolvency, bankruptcy or other reasons. Our potential liability for chargebacks did not have a material impact on our liquidity for the three-month period ended March 31, 2021, and we continue to monitor for impact on our liquidity, results of operations and financial condition.

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

Over the last five years, we have moved approximately 76% of our server compute, primarily in North America, to our FIS cloud located in our strategic data centers, and our goal is to increase that percentage to 80% by the end of 2021. This allows us to further enhance security for our clients' data and increases the flexibility and speed with which we can provide solutions and services to our clients, eventually at lesser cost. Concurrently, we have continued to consolidate our data centers, generating a savings for the Company of approximately $245 million in run-rate annual expense since the program's inception in mid-2016. We plan to close and consolidate approximately five more data centers by the end of 2021, which should result in additional run-rate annual expense reduction of approximately $5 million.

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

In addition, we are investing in the development of new solutions and venture opportunities by establishing FIS Impact Ventures. This group prioritizes development of, and investment in, next-generation technology and innovation.

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

The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, developing social distancing plans for our employees and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, clients and business partners. Where government lockdowns have prohibited or slowed down certain functions at specific locations, FIS has outfitted employees to provide services from home or transferred work to other locations. The majority of our employees remain in a work-from-home status and have been effectively outfitted to continue to provide all necessary services to our clients. We continued this work-from-home status in most locations since the impact of the pandemic began in mid-March 2020 through the end of the first quarter of 2021, as the safety of our employees is a top priority. We recently began a limited opening of offices in certain locations where the COVD-19 infection rates have been significantly reduced.

Consumer preference continues to shift from traditional branch banking services to digital banking solutions, and our clients seek to provide a single integrated banking experience through their branch, mobile, internet and voice banking channels. The COVID-19 pandemic has resulted in accelerating digitization of banking and payment services by requiring, in many cases, banks and bank customers to transact through digital channels. We have been providing our large regional banking customers in the U.S. with Digital One, an integrated digital banking platform, and are now adding functionality and offering Digital One to our community bank clients to provide a consistent, omnichannel experience for consumers of banking services across self-service channels like mobile banking and online banking, as well as supporting channels for bank staff operating in bank branches and contact centers. The uniform customer experience extends to support a broad range of financial services including opening new accounts, servicing of existing accounts, money movement, and personal financial management, as well as other consumer, small business and commercial banking capabilities. Digital One is integrated into several of the core banking platforms offered by FIS and is also offered to customers of non-FIS core banking systems.

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

FIS is a global leader in the merchant solutions industry, with differentiated solutions throughout the payments market, including capabilities in global eCommerce, integrated payments, and enterprise payments and data security solutions in business-to-business ("B2B") payments. These solutions bring advanced payments technologies at each stage of the transaction life cycle. We have a broad solution portfolio, enabling us to significantly expand our merchant acquiring solutions, including our capabilities in the growing eCommerce and integrated payment segments of the market, which are in demand among our merchant clients as they look for ways to integrate technology into their business models.

Due to the COVID-19 pandemic, our merchant processing revenue has been adversely impacted, particularly in the discretionary spending areas of travel, airlines and restaurants, although it has improved in the first quarter of 2021 in locations where the vaccine rollout has been more accessible and more effectively rolled out. We expect revenue will continue to be adversely impacted until the economic effects of the pandemic, including those caused by government, company, and public travel restrictions subside around the world, but that revenue will continue to increase in areas where the vaccine rollout effectively continues.

Following the Worldpay acquisition completed on July 31, 2019, we are focused on completing post-merger integration to achieve potential incremental revenue opportunities and expense efficiencies created by the combination of the two companies. We have a history of successfully integrating the operations and technology platforms of acquired companies, including winding down legacy environments and consolidating platforms from other acquisitions into our environment. Based on prior integration experience, we developed integration plans to achieve the potential benefits created by the Worldpay acquisition. As of the end of the first quarter of 2021, our achievement of revenue synergies remains on track to meet or exceed our current targets driven by successful cross-sell of our heritage FIS solutions into heritage Worldpay clients and by leveraging our heritage Worldpay sales and distribution teams, expanding on our existing relationships with financial institutions to establish merchant referral agreements and optimizing our network routing capabilities. We have also exceeded our original target for expense synergies, as we have successfully integrated organizational structures, reduced corporate overhead and achieved cost savings within our operating environment, and expect to continue to achieve additional expense synergies during 2021.

We continue to see demand for innovative solutions in the payments market that will deliver faster, more convenient payment solutions in mobile channels, internet applications and cards. The payment processing industry is adopting new technologies, developing new solutions and services, evolving new business models and being affected by new market entrants and by an evolving regulatory environment. As merchants and financial institutions respond to these changes by seeking services to help them enhance their own offerings to consumers, including the ability to accept card-not-present ("CNP") payments in eCommerce and mobile environments as well as contactless cards and mobile wallets at the point-of-sale, FIS believes that payment processors will seek to develop additional capabilities in order to serve clients' evolving needs. To facilitate this expansion, we believe that payment processors will need to enhance their technology platforms so they can deliver these capabilities and differentiate their offerings from other providers. We have found that the COVID-19 pandemic has accelerated digitization of payment services by requiring, in many cases, businesses and consumers to transact through digital channels.

We believe that these market changes present both an opportunity and a risk for us, and we cannot predict which emerging technologies or solutions will be successful. However, FIS believes that payment processors, like FIS, that have scalable, integrated business models, provide solutions across the payment processing value chain and utilize broad distribution capabilities will be best positioned to enable emerging alternative electronic payment technologies. Further, FIS believes that its depth of capabilities and breadth of distribution will enhance its position as emerging payment technologies are adopted by merchants and other businesses. FIS' ability to partner with non-financial institution enterprises, such as mobile payment providers and internet, retail and social media companies, continues to create attractive growth opportunities as these new entrants seek to become more active participants in the development of alternative electronic payment technologies and to facilitate the convergence of retail, online, mobile and social commerce applications.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. For discussion regarding the impact of the COVID-19 pandemic on our critical and significant accounting estimates subject to risk and uncertainties, see Notes 1, 3 and 7 to the consolidated financial statements.

Transactions with Related Parties

See Note 9 to the consolidated financial statements for a description of transactions with related parties.

Consolidated Results of Operations - Comparisons of three-month periods ended March 31, 2021 and 2020

	Three months ended March 31,
	2021	2020	$ Change	% Change
	(In millions)
Revenue	$3,223	$3,078	$145	5%
Cost of revenue	(2,118)	(2,089)	(29)	1
Gross profit	1,105	989	116	12
Gross profit margin	34%	32%
Selling, general and administrative expenses	(1,006)	(881)	(125)	14
Operating income	99	108	(9)	(8)
Operating margin	3%	4%

Revenue

Revenue increased primarily due to increased Merchant CNP volumes, increased demand for our newly developed offerings in Banking, and strong new sales driving Capital Markets managed services and other recurring revenue growth during the first quarter of 2021. Revenue also benefited from a favorable foreign currency impact, which was primarily related to a weaker U.S. Dollar versus the Euro and the British Pound Sterling. See Segment Results of Operations below for more detailed explanation.

Cost of Revenue, Gross Profit and Gross Profit Margin

Gross profit increased primarily due to the revenue variances noted above. Gross profit margin increased primarily due to revenue growth and continued expense management.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased primarily due to accelerated stock compensation expense associated with the establishment of the Qualified Retirement Equity Program that modified our existing stock compensation plans as described in Note 8 to the consolidated financial statements, as well as higher incentive compensation expense during the first quarter of 2021. These increases were partially offset by lower discretionary spending during the COVID-19 pandemic.

Operating Income and Operating Margin

The change in operating income resulted from the revenue and cost variances noted above. The operating margin during 2021 was negatively impacted by the increase in selling, general, and administrative expenses noted above.

Total Other Income (Expense), Net

	Three months ended March 31,
	2021	2020	$ Change	% Change
Other income (expense):	(In millions)
Interest expense, net	$(74)	$(80)	$6	(8)%
Other income (expense), net	(493)	(39)	(454)	1164%
Total other income (expense), net	$(567)	$(119)	(448)	376%

The decrease in interest expense, net is primarily due to lower outstanding debt and lower weighted average interest rate on the outstanding debt throughout the quarter.

Other income (expense), net for three months ended March 31, 2021, primarily represents loss on extinguishment of debt of approximately $528 million relating to tender premiums, make-whole amounts, and fees; the write-off of unamortized bond discounts and debt issuance costs; and losses on related derivative instruments. The foregoing loss resulted from the debt refinancing activity we undertook in the first quarter of 2021 (see Note 5 to the consolidated financial statements), which will substantially reduce our ongoing interest expense. This loss was partially offset by fair value adjustments on certain non-operating assets and liabilities and foreign currency transaction remeasurement gains.

Other income (expense), net for the three months ended March 31, 2020, includes foreign currency transaction remeasurement losses and a fair value adjustment on convertible Visa Inc. Series B preferred stock and related contingent value rights liability acquired from Worldpay.

Provision (Benefit) for Income Taxes

	Three months ended March 31,
	2021	2020	$ Change	% Change
	(In millions)
Provision (benefit) for income taxes	$(97)	$(30)	$(67)	223%
Effective tax rate	21%	273%

The decrease in the effective tax rate is primarily due to the difference in pre-tax earnings relative to the benefit for income taxes.

Segment Results of Operations - Comparisons of three-month periods ended March 31, 2021 and 2020

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

Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), equity method investment earnings (loss), depreciation and amortization, and excludes certain costs and other transactions that management deems non-operational in nature. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. The non-operational items affecting the segment profit measure generally include purchase accounting adjustments, and acquisition, integration and certain other costs. Adjusted EBITDA also excludes incremental and direct costs resulting from the COVID-19 pandemic. These costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments. Financial information, including details of Adjusted EBITDA, for each of our segments is set forth in Note 11 to the consolidated financial statements.

Merchant Solutions

	Three months ended March 31,		$ Change	% Change
			2021 vs	2021 vs
	2021	2020	2020	2020
	(In millions)
Revenue	$966	$935	$31	3%
Adjusted EBITDA	$451	$423	28	7
Adjusted EBITDA margin	46.7%	45.2%
Adjusted EBITDA margin basis points change	150

Revenue increased primarily from strong CNP volumes, excluding travel and airlines, contributing 5% as well as from a favorable foreign currency impact of 2%, which was primarily related to a weaker U.S. Dollar versus the British Pound Sterling. Revenue was adversely impacted by the COVID-19 pandemic including depressed volumes in the U.K. and within our travel, airlines and restaurant verticals.

The increase in adjusted EBITDA primarily resulted from revenue drivers listed above. The increase in adjusted EBITDA margin was due to a higher-margin revenue mix and continued expense management.

Banking Solutions

	Three months ended March 31,		$ Change	% Change
			2021 vs	2021 vs
	2021	2020	2020	2020
	(In millions)
Revenue	$1,540	$1,444	$96	7%
Adjusted EBITDA	$667	$612	55	9
Adjusted EBITDA margin	43.3%	42.4%
Adjusted EBITDA margin basis points change	90

Revenue increased primarily due to increased demand for our newly developed offerings, such as modern banking platform and pandemic-related programs.

Adjusted EBITDA increased primarily due to the revenue variances noted above. Adjusted EBITDA margin increased primarily due to revenue growth and continued expense management.

Capital Market Solutions

	Three months ended March 31,		$ Change	% Change
			2021 vs	2021 vs
	2021	2020	2020	2020
	(In millions)
Revenue	$625	$597	$28	5%
Adjusted EBITDA	$288	$267	21	8
Adjusted EBITDA margin	46.1%	44.7%
Adjusted EBITDA margin basis points change	140

Revenue increased primarily due to strong new sales driving managed services and other recurring revenue and professional services growth across the product portfolio. Revenue also benefited from a favorable foreign currency impact contributing 2%, which primarily related to a weaker U.S. Dollar versus the Euro and the British Pound Sterling. Revenue was adversely impacted by the timing of license renewals compared to prior year contributing approximately (1%).

Adjusted EBITDA increased primarily due to the revenue impacts mentioned above. Adjusted EBITDA margin increased primarily due to revenue growth and continued expense management.

Corporate and Other

	Three months ended March 31,		$ Change	% Change
			2021 vs	2021 vs
	2021	2020	2020	2020
	(In millions)
Revenue	$92	$102	$(10)	(10)%
Adjusted EBITDA	$(98)	$(55)	(43)	78

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from certain non-strategic businesses.

Revenue decreased primarily due to client attrition in certain of our non-strategic businesses.

Adjusted EBITDA decreased primarily due to the revenue impact mentioned above as well as higher incentive compensation expense compared to prior year.

Liquidity and Capital Resources

Cash Requirements

Our ongoing cash requirements include operating expenses, income taxes, tax receivable obligations, mandatory debt service payments, capital expenditures, stockholder dividends, regulatory requirements, working capital and timing differences in settlement-related assets and liabilities, and may include discretionary debt repayments, share repurchases and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Credit Facility, the U.S. commercial paper program and the Euro-commercial paper program discussed in Note 5 to the consolidated financial statements.

As of March 31, 2021, the Company had $4,165 million of available liquidity, including $1,039 million of cash and cash equivalents and $3,126 million of capacity available under its Revolving Credit Facility. Approximately $508 million of cash and cash equivalents is held by our foreign entities. The majority of our cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity and regulatory requirements. Debt outstanding totaled $19.4 billion, with an effective weighted average interest rate of 1.0%.

The Company's liquidity continued to improve in the first quarter as compared to at the onset of the pandemic. However, our liquidity could be impacted if economic conditions deteriorate or as a result of governmental measures that might be imposed in response to the COVID-19 pandemic.

The Company remains committed to reducing its leverage incurred in the Worldpay acquisition while ensuring ample liquidity and expects to reach its target leverage by the end of 2021.

We expect that cash and cash equivalents plus cash flows from operations over the next 12 months will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service payments.

We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of our Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, the duration and impact of the COVID-19 pandemic, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.39 per common share is payable on June 25, 2021, to shareholders of record as of the close of business on June 11, 2021.

In January 2021, our Board of Directors approved a new share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new share repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the new share repurchase program, approximately 97 million shares remain available for repurchase as of March 31, 2021.

Cash Flows from Operations

Cash flows from operations were $836 million and $383 million for the three-month periods ended March 31, 2021 and 2020, respectively. Our net cash provided by operating activities consists primarily of net earnings (loss), adjusted to add back depreciation and amortization. Cash flows from operations increased $453 million in the 2021 period primarily due to settlement timing, partially offset by working capital.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for software (purchased and internally developed) and additions to property and equipment. We invested approximately $298 million and $306 million in capital expenditures (excluding other financing obligations for certain hardware and software) during the three-month periods ended March 31, 2021 and 2020, respectively. We expect to continue investing in property and equipment, purchased software and internally developed software to support our business.

We used $402 million of cash (net of cash acquired) during the three months ended March 31, 2020, primarily for the Virtus acquisition completed on January 2, 2020.

Financing

For more information regarding the Company's debt and financing activity see Note 5 to the consolidated financial statements.

Contractual Obligations

There were no material changes in our contractual obligations through the three months ended March 31, 2021, in comparison to the table included in our Annual Report on Form 10-K for the year ended December 31, 2020, except as disclosed in Note 5 to the consolidated financial statements.
Off-Balance Sheet Arrangements
FIS does not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements
No new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

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

Our fixed rate senior notes (as included in Note 5 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of March 31, 2021. The carrying value, excluding the fair value of the interest rate swaps described below and unamortized discounts, of our senior notes was $17.0 billion as of March 31, 2021. The fair value of our senior notes was approximately $17.7 billion as of March 31, 2021. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, Revolving Credit Facility, Senior Euro Floating Rate Notes (as included in Note 5 to the consolidated financial statements) and interest rate swaps on our fixed-rate long-term debt (collectively, "variable-rate debt"). At March 31, 2021, our weighted-average cost of debt was 1.0% with a weighted-average maturity of 6.3 years; 68% of our debt was fixed rate, and the remaining 32% of our debt was variable rate. A 100 basis-point increase in the weighted-average interest rate on our variable-rate debt would have increased our annual interest expense by $64 million. We performed the foregoing sensitivity analysis based solely on the principal amount of our variable-rate debt as of March 31, 2021. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on principal amounts of variable-rate debt outstanding as of March 31, 2020, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $50 million.

As of March 31, 2021, the following interest rate swaps converting the interest rate exposure on certain of our senior notes from fixed to variable are outstanding (in millions):

		Weighted	Weighted
Notional Amount by		Average	Average
Currency	Maturities	Receive Rate	Pay Rate
$1,604	2029 - 2031	2.81%	1.85%
£925	2029 - 2031	3.00%	2.24%
€500	2024	1.10%	0.33%

By entering into the aforementioned swap agreements, we have assumed risks associated with variable interest rates based upon LIBOR. Changes in the overall level of interest rates affect the interest expense that we recognize. We designated the interest rate swaps as fair value hedges for accounting purposes as described in Note 6 to the consolidated financial statements. A 100 basis-point increase in the 3-month USD LIBOR rate, 6-month GBP LIBOR rate, and 3-month Euribor rate, as applicable, for the interest rate swaps outstanding as of March 31, 2021 and 2020, would increase our annual interest expense by approximately $35 million and $6 million, respectively.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. We generated approximately $641 million and $593 million during the three months ended March 31, 2021 and 2020, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Brazilian Real, Australian Dollar, and Indian Rupee. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three months ended March 31, 2021 and 2020 (in millions):

	Three months ended March 31,
Currency	2021	2020
Pound Sterling	$38	$35
Euro	10	8
Real	3	3
Australian Dollar	3	1
Rupee	3	3
Total increase or decrease	$57	$50

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenue and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. We do periodically enter into foreign currency forward contracts to hedge foreign currency exposure to intercompany loans and other balance sheet items. The Company also utilizes foreign currency-denominated debt and cross-currency interest rate swaps designated as net investment hedges in order to reduce the volatility of the net investment value of certain of its Euro and Pound Sterling functional subsidiaries (see Note 6 to the consolidated financial statements).

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

Part II: OTHER INFORMATION

Item 1A. Risk Factors

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, for a detailed discussion of risk factors affecting the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended March 31, 2021:

				Maximum number
				of shares that
			Total cost of shares	may yet be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased (1)	Average price	plans or programs (1)	programs (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
January 1-31, 2021	—	$—	$—	—
February 1-28, 2021	0.1	$138.39	$15.0	99.9
March 1-31, 2021	2.7	$143.20	$385.0	97.2
	2.8		$400.0

(1)In January 2021, our Board of Directors approved a new share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new share repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the new share repurchase program, approximately 97.2 million shares remain available for repurchases as of March 31, 2021.

Item 6. Exhibits

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.1	Fidelity National Information Services, Inc. Qualified Retirement Equity Program effective January 1, 2021. (1)					*
10.2	Form of Stock Option Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made beginning in March 2021. (1)					*
10.3	Form of Restricted Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made beginning in March 2021. (1)					*
10.4	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made beginning in March 2021. (1)					*
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 6, 2021	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 6, 2021	By:	/s/ CHRISTOPHER THOMPSON
Christopher Thompson
Chief Accounting Officer (Principal Accounting Officer)