Form 10-Q
period 2021-06-30
Fidelity National Information Services, Inc.
filed 2021-08-03
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of August 2, 2021, 617,690,708 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2021

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,301	$1,959
Settlement deposits and merchant float	3,005	3,252
Trade receivables, net of allowance for credit losses of $100 and $82, respectively	3,466	3,314
Settlement receivables	729	662
Other receivables	380	317
Prepaid expenses and other current assets	557	394
Total current assets	9,438	9,898
Property and equipment, net	864	887
Goodwill	53,191	53,268
Intangible assets, net	12,758	13,928
Software, net	3,398	3,370
Other noncurrent assets	1,655	1,574
Deferred contract costs, net	984	917
Total assets	$82,288	$83,842
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$2,376	$2,482
Settlement payables	4,840	4,934
Deferred revenue	923	881
Short-term borrowings	2,873	2,750
Current portion of long-term debt	482	1,314
Total current liabilities	11,494	12,361
Long-term debt, excluding current portion	16,062	15,951
Deferred income taxes	4,239	4,017
Other noncurrent liabilities	1,865	1,967
Deferred revenue	49	59
Total liabilities	33,709	34,355

Redeemable noncontrolling interest	175	174
Equity:
FIS stockholders’ equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock $0.01 par value, 750 shares authorized, 625 and 621 shares issued as of June 30, 2021 and December 31, 2020, respectively	6	6
Additional paid in capital	46,274	45,947
Retained earnings	2,921	3,440
Accumulated other comprehensive earnings (loss)	249	57
Treasury stock, $0.01 par value, 7 and 1 common shares as of June 30, 2021 and December 31, 2020, respectively, at cost	(1,058)	(150)
Total FIS stockholders’ equity	48,392	49,300
Noncontrolling interest	12	13
Total equity	48,404	49,313
Total liabilities, redeemable noncontrolling interest and equity	$82,288	$83,842
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Loss)
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$3,475	$2,962	$6,699	$6,039
Cost of revenue	2,135	2,046	4,253	4,134
Gross profit	1,340	916	2,446	1,905
Selling, general, and administrative expenses	977	870	1,983	1,751
Operating income	363	46	463	154
Other income (expense):
Interest expense, net	(48)	(88)	(122)	(167)
Other income (expense), net	324	74	(170)	34
Total other income (expense), net	276	(14)	(292)	(133)
Earnings before income taxes and equity method investment earnings (loss)	639	32	171	21
Provision (benefit) for income taxes	302	4	205	(27)
Equity method investment earnings (loss)	5	(7)	6	(8)
Net earnings (loss)	342	21	(28)	40
Net (earnings) loss attributable to noncontrolling interest	(1)	(2)	(4)	(5)
Net earnings (loss) attributable to FIS common stockholders	$341	$19	$(32)	$35

Net earnings (loss) per share-basic attributable to FIS common stockholders	$0.55	$0.03	$(0.05)	$0.06
Weighted average shares outstanding-basic	619	618	620	617
Net earnings (loss) per share-diluted attributable to FIS common stockholders	$0.55	$0.03	$(0.05)	$0.06
Weighted average shares outstanding-diluted	624	625	620	625
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(In millions)
(Unaudited)

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020

Net earnings (loss)		$342		$21		$(28)		$40
Other comprehensive earnings (loss), before tax:
Unrealized gain (loss) on derivatives	$—		$—		$9		$—
Foreign currency translation adjustments	130		(176)		315		(384)
Other adjustments	1		—		1		1
Other comprehensive earnings (loss), before tax	131		(176)		325		(383)
Provision for income tax (expense) benefit related to items of other comprehensive earnings	(6)		66		(133)		58
Other comprehensive earnings (loss), net of tax	$125	125	$(110)	(110)	$192	192	$(325)	(325)
Comprehensive earnings (loss)		467		(89)		164		(285)
Net (earnings) loss attributable to noncontrolling interest		(1)		(2)		(4)		(5)
Comprehensive earnings (loss) attributable to FIS common stockholders		$466		$(91)		$160		$(290)
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and six months ended June 30, 2021
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, March 31, 2021	624	(4)	$6	$46,152	$2,823	$124	$(645)	$14	$48,474
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	38	—	—	—	—	38
Purchases of treasury stock	—	(3)	—	—	—	—	(400)	—	(400)
Treasury shares held for taxes due upon exercise of stock options	—	—	—	—	—	—	(13)	—	(13)
Stock-based compensation	—	—	—	84	—	—	—	—	84
Cash dividends declared ($0.39 per share per quarter) and other distributions	—	—	—	—	(243)	—	—	(3)	(246)
Net earnings (loss)	—	—	—	—	341	—	—	1	342
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	125	—	—	125
Balances, June 30, 2021	625	(7)	$6	$46,274	$2,921	$249	$(1,058)	$12	$48,404

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2020	621	(1)	$6	$45,947	$3,440	$57	$(150)	$13	$49,313
Issuance of restricted stock	4	—	—	1	—	—	—	—	1
Exercise of stock options	—	—	—	85	—	—	—	—	85
Purchases of treasury stock	—	(6)	—	—	—	—	(800)	—	(800)
Treasury shares held for taxes due upon exercise of stock options	—	—	—	—	—	—	(108)	—	(108)
Stock-based compensation	—	—	—	241	—	—	—	—	241
Cash dividends declared ($0.39 per share per quarter) and other distributions	—	—	—	—	(487)	—	—	(4)	(491)
Net earnings (loss)	—	—	—	—	(32)	—	—	3	(29)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	192	—	—	192
Balances, June 30, 2021	625	(7)	$6	$46,274	$2,921	$249	$(1,058)	$12	$48,404

(1)Excludes redeemable noncontrolling interest that is not considered equity.

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and six months ended June 30, 2020
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, March 31, 2020	617	(1)	$6	$45,548	$3,952	$(248)	$(91)	$15	$49,182
Exercise of stock options	2	—	—	118	—	—	—	—	118
Treasury shares held for taxes due upon exercise of stock options	—	—	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	—	69	—	—	—	—	69
Cash dividends declared ($0.35 per share per quarter) and other distributions	—	—	—	—	(218)	—	—	(2)	(220)
Other	—	—	—	1	—	—	—	—	1
Net earnings	—	—	—	—	19	—	—	1	20
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(110)	—	—	(110)
Balances, June 30, 2020	$619	$(1)	$6	$45,736	$3,753	$(358)	$(94)	$14	$49,057

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2019	615	—	$6	$45,358	$4,161	$(33)	$(52)	$16	$49,456
Issuance of restricted stock	—	—	—	(7)	—	—	7	—	—
Exercise of stock options	4	—	—	258	—	—	—	—	258
Treasury shares held for taxes due upon exercise of stock options	—	(1)	—	—	—	—	(49)	—	(49)
Stock-based compensation	—	—	—	125	—	—	—	—	125
Cash dividends declared ($0.35 per share per quarter) and other distributions	—	—	—	—	(437)	—	—	(4)	(441)
Other	—	—	—	2	(6)	—	—	—	(4)
Net earnings	—	—	—	—	35	—	—	2	37
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(325)	—	—	(325)
Balances, June 30, 2020	619	(1)	$6	$45,736	$3,753	$(358)	$(94)	$14	$49,057

(1)Excludes redeemable noncontrolling interest that is not considered equity.

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$(28)	$40
Adjustment to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,924	1,830
Amortization of debt issue costs	15	16
Loss (gain) on sale of businesses, investments and other	(230)	3
Loss on extinguishment of debt	528	—
Stock-based compensation	241	125
Deferred income taxes	87	(118)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	(171)	105
Settlement activity	10	172
Prepaid expenses and other assets	(308)	(181)
Deferred contract costs	(212)	(252)
Deferred revenue	35	22
Accounts payable, accrued liabilities and other liabilities	(27)	(149)
Net cash provided by operating activities	1,864	1,613

Cash flows from investing activities:
Additions to property and equipment	(143)	(110)
Additions to software	(470)	(457)
Acquisitions, net of cash acquired	—	(469)
Net proceeds from sale of businesses and investments	367	—
Other investing activities, net	(77)	90
Net cash provided by (used in) investing activities	(323)	(946)

Cash flows from financing activities:
Borrowings	26,969	27,025
Repayment of borrowings and other financing obligations	(27,696)	(27,196)
Debt issuance costs	(74)	—
Proceeds from stock issued under stock-based compensation plans	76	274
Treasury stock activity	(908)	(49)
Dividends paid	(486)	(433)
Other financing activities, net	(136)	(18)
Net cash provided by (used in) financing activities	(2,255)	(397)

Effect of foreign currency exchange rate changes on cash	(31)	(23)
Net increase (decrease) in cash and cash equivalents	(745)	247
Cash and cash equivalents, beginning of period	4,030	3,211
Cash and cash equivalents, end of period	$3,285	$3,458

Supplemental cash flow information:
Cash paid for interest	$287	$270
Cash paid for income taxes	$170	$97
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

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The inputs into management's critical and significant accounting estimates consider the economic impact of the outbreak of the novel coronavirus ("COVID-19") and the subsequently declared COVID-19 pandemic ("the pandemic") by the World Health Organization on March 11, 2020. The extent to which the pandemic further affects our results of operations and financial position will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic and any recurrence or new strain of COVID-19, its severity, the success of vaccines or other actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Accordingly, our future results could be materially affected by changes in our estimates.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended June 30, 2021 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$840	$1,348	$369	$57	$2,614
All others	337	230	261	33	861
Total	$1,177	$1,578	$630	$90	$3,475

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,153	$1,168	$291	$78	$2,690
Software maintenance	1	89	127	—	217
Other recurring	20	40	25	4	89
Total recurring	1,174	1,297	443	82	2,996

Software license	1	22	72	—	95
Professional services	—	147	115	1	263
Other non-recurring fees	2	112	—	7	121
Total	$1,177	$1,578	$630	$90	$3,475

For the three months ended June 30, 2020 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$603	$1,266	$357	$68	$2,294
All others	209	196	236	27	668
Total	$812	$1,462	$593	$95	$2,962

Type of Revenue:
Recurring revenue:
Transaction processing and services	$792	$1,075	$271	$91	$2,229
Software maintenance	1	87	121	—	209
Other recurring	18	42	26	—	86
Total recurring	811	1,204	418	91	2,524

Software license	—	14	70	—	84
Professional services	—	146	104	1	251
Other non-recurring fees	1	98	1	3	103
Total	$812	$1,462	$593	$95	$2,962

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended June 30, 2021 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,521	$2,659	$739	$115	$5,034
All others	622	460	516	67	1,665
Total	$2,143	$3,119	$1,255	$182	$6,699

Type of Revenue:
Recurring revenue:
Transaction processing and services	$2,097	$2,332	$582	$162	$5,173
Software maintenance	1	177	253	1	432
Other recurring	41	78	49	6	174
Total recurring	2,139	2,587	884	169	5,779

Software license	2	46	141	—	189
Professional services	—	294	220	2	516
Other non-recurring fees	2	192	10	11	215
Total	$2,143	$3,119	$1,255	$182	$6,699

For the six months ended June 30, 2020 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,264	$2,509	$728	$140	$4,641
All others	483	397	462	56	1,398
Total	$1,747	$2,906	$1,190	$196	$6,039

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,704	$2,153	$548	$187	$4,592
Software maintenance	1	176	244	—	421
Other recurring	38	85	50	—	173
Total recurring	1,743	2,414	842	187	5,186

Software license	1	33	142	—	176
Professional services	—	288	205	3	496
Other non-recurring fees	3	171	1	6	181
Total	$1,747	$2,906	$1,190	$196	$6,039

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Contract Balances

The Company recognized revenue of $181 million and $161 million during the three months and $508 million and $444 million during the six months ended June 30, 2021 and 2020, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2021, approximately $22.5 billion of revenue is estimated to be recognized in the future primarily from the Banking Solutions and Capital Market Solutions segments' remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 30% of the Banking Solutions and Capital Market Solutions segments' remaining performance obligations over the next 12 months, approximately another 22% over the next 13 to 24 months, and the balance thereafter.

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

(3)       Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

The Company includes restricted cash in the Cash and cash equivalents balance reported in the consolidated statements of cash flows. The reconciliation between Cash and cash equivalents in the consolidated balance sheets and the beginning and ending balances shown in the consolidated statement of cash flows is as follows (in millions):

	June 30, 2021	December 31, 2020
Cash and cash equivalents on the consolidated balance sheets	$1,301	$1,959
Merchant float restricted cash (in Settlement deposits and merchant float)	1,984	2,071
Total Cash and cash equivalents per the consolidated statement of cash flows	$3,285	$4,030

Allowance for Credit Losses

The Company monitors trade receivables and contract assets as well as other receivable balances and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events. The allowance for credit losses is separate from the chargeback liability described in Note 7.

While the COVID-19 pandemic did not result in a significant increase in the Company's expected credit loss allowance recorded as of June 30, 2021, it is reasonably possible that future developments related to the economic impact of the COVID-19 pandemic could have a material impact on management's estimates.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Property and Equipment, Intangible Assets and Computer Software

The following table shows the Company's consolidated financial statement details as of June 30, 2021, and December 31, 2020 (in millions):

	June 30, 2021			December 31, 2020
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$2,384	$1,520	$864	$2,292	$1,405	$887
Intangible assets	$19,110	$6,352	$12,758	$19,141	$5,213	$13,928
Software	$5,995	$2,597	$3,398	$5,535	$2,165	$3,370
As of June 30, 2021, intangible assets, net of amortization, includes $12,414 million of customer relationships and $344 million of trademarks and other intangible assets. Amortization expense with respect to these intangible assets was $598 million and $594 million for the three months and $1,193 million and $1,192 million for the six months ended June 30, 2021 and 2020, respectively.

Goodwill

Changes in goodwill during the six months ended June 30, 2021, are summarized below (in millions).

			Capital	Corporate
	Merchant	Banking	Market	And
	Solutions	Solutions	Solutions	Other	Total
Balance, December 31, 2020	$36,267	$12,279	$4,702	$20	$53,268
Foreign currency adjustments	(58)	(12)	(7)	—	(77)
Balance, June 30, 2021	$36,209	$12,267	$4,695	$20	$53,191

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

Due to the continued economic impact of the COVID-19 pandemic, we evaluated if events and circumstances as of June 30, 2021, indicated potential impairment of our reporting units. We performed a qualitative assessment by examining factors most likely to affect our reporting units' fair values and considered the impact to our business from the COVID-19 pandemic. The factors examined involve significant use of management judgment and included, among others, (1) forecast revenue, growth rates, operating margins, and capital expenditures used to calculate estimated future cash flows, (2) future economic and market conditions and (3) FIS' market capitalization. Based on our interim impairment assessment as of June 30, 2021, we concluded that it remained more likely than not that the fair value continues to exceed the carrying amount for each of our reporting units; therefore, goodwill was not impaired.

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

The Company has elected the fair value option under ASC 825, Financial Instruments, for measuring its preferred stock asset and CVR liability. The fair value of the preferred stock was $100 million and $70 million at June 30, 2021, and December 31, 2020, respectively, recorded in Other noncurrent assets on the consolidated balance sheets. The fair value of the CVR liability was $418 million and $401 million at June 30, 2021, and December 31, 2020, respectively, recorded in Other noncurrent liabilities on the consolidated balance sheets. The net change in fair value was $9 million and $46 million for the three months and $14 million and $26 million for the six months ended June 30, 2021 and 2020, respectively, recorded in Other income (expense), net on the consolidated statements of earnings (loss).

Equity Security Investments

The Company holds various equity securities without readily determinable fair values that primarily represent strategic investments made through our FIS Impact Ventures program as well as investments obtained through acquisitions. Such investments totaled $226 million and $81 million at June 30, 2021, and December 31, 2020, respectively, and are included within Other noncurrent assets on the consolidated balance sheets. The Company accounts for these investments at cost, less impairment, and adjusts the carrying values for observable price changes from orderly transactions for identical or similar investments of the same issuer. The Company records gains and losses on these investments, realized and unrealized, as Other income (expense), net on the consolidated statements of earnings (loss) and recorded net gains of $73 million and $88 million for the three and six months ended June 30, 2021, respectively, related to these investments.

(4)       Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of June 30, 2021, and December 31, 2020, consist of the following (in millions):

	June 30, 2021	December 31, 2020
Contract costs on implementations in progress	$206	$245
Contract origination costs on completed implementations, net	563	470
Contract fulfillment costs on completed implementations, net	215	202
Total Deferred contract costs, net	$984	$917

Amortization of deferred contract costs on completed implementations was $75 million and $55 million during the three months and $143 million and $107 million during the six months ended June 30, 2021 and 2020, respectively, and there were no significant impairment losses in relation to the costs capitalized for the periods presented.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5)       Debt

Long-term debt as of June 30, 2021, and December 31, 2020, consists of the following (in millions):

	June 30, 2021
		Weighted
		Average
	Interest	Interest		June 30,	December 31,
	Rates	Rate (1)	Maturities	2021	2020
Fixed Rate Notes
Senior USD Notes	0.4% - 4.8%	1.8%	2023 - 2048	$6,909	$4,938
Senior Euro Notes	0.1% - 3.0%	1.3%	2022 - 2039	8,018	8,891
Senior GBP Notes	1.7% - 3.4%	1.5%	2022 - 2031	1,695	2,526
Senior Euro Floating Rate Notes		N/A	2021	—	613
Revolving Credit Facility (2)		—%	2026	—	251
Other (3)				(78)	46
Total long-term debt, including current portion				16,544	17,265
Current portion of long-term debt				(482)	(1,314)
Long-term debt, excluding current portion				$16,062	$15,951

(1)The weighted average interest rate includes the impact of interest rate swaps (see Note 6).
(2)Interest on the Revolving Credit Facility is generally payable at LIBOR plus an applicable margin of up to 1.625% plus an unused commitment fee of up to 0.225%, each based upon the Company's corporate credit ratings. The weighted average interest rate on the Revolving Credit Facility excludes fees.
(3)Other includes financing obligations for certain hardware and software, the fair value of interest rate swaps (see Note 6), unamortized non-cash bond discounts and unamortized debt issuance costs.

Short-term borrowings as of June 30, 2021, and December 31, 2020, consist of the following (in millions):

	June 30, 2021
	Weighted
	Average
	Interest		June 30,	December 31,
	Rate	Maturities	2021	2020
Euro-commercial paper notes ("ECP Notes")	(0.5)%	Up to 183 days	$439	$861
U.S. commercial paper notes ("USCP Notes")	0.3%	Up to 397 days	2,429	1,745
Other			5	144
Total Short-term borrowings			$2,873	$2,750

As of June 30, 2021, the weighted average interest rate of the Company's outstanding debt was 1.0%, including the impact of interest rate swaps (see Note 6).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following summarizes the aggregate maturities of our long-term debt, including other financing obligations for certain hardware and software, based on stated contractual maturities, excluding the fair value of the interest rate swaps (see Note 6) and net unamortized non-cash bond discounts of $(77) million as of June 30, 2021 (in millions):

Total
2021 remaining period	$33
2022	1,644
2023	2,257
2024	1,350
2025	748
Thereafter	10,703
Total principal payments	16,735
Debt issuance costs, net of accumulated amortization	(114)
Total long-term debt	$16,621

There are no mandatory principal payments on the Revolving Credit Facility, and any balance outstanding on the Revolving Credit Facility will be due and payable at its scheduled maturity date, which occurs on March 2, 2026.

Senior Notes

On May 21, 2021, FIS redeemed an aggregate principal amount of €446 million in Senior Euro Floating Rate Notes on their due date, pursuant to the related indenture.

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

Revolving Credit Facility

On March 2, 2021, FIS entered into an amendment to the Restated Credit Agreement to amend certain covenant provisions, revise lender commitments for certain counterparties, and extend the scheduled maturity date to March 2, 2026. As of June 30, 2021, the borrowing capacity under the Revolving Credit Facility was $2,631 million (net of $2,868 million of capacity backstopping our commercial paper notes and $1 million in outstanding letters of credit issued under the Revolving Credit Facility).

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $823 million and $1,640 million higher than the carrying value, excluding the fair value of the interest rate swaps and unamortized discounts, as of June 30, 2021, and December 31, 2020, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6)       Financial Instruments

Fair Value Hedges

The Company holds interest rate swaps with aggregate notional amounts of $1,854 million, £925 million and €500 million at June 30, 2021, and $1,000 million and €500 million at December 31, 2020, converting the interest rate exposure on certain of the Company's Senior USD Notes, Senior GBP Notes and Senior Euro Notes, as applicable, from fixed to variable. These swaps are designated as fair value hedges for accounting purposes with a net liability fair value of $33 million reflected as a decrease in the long-term debt balance at June 30, 2021, and a net asset fair value of $10 million reflected as an increase in the long-term debt balance at December 31, 2020 (see Note 5).

Net Investment Hedges

The purpose of the Company's net investment hedges, as discussed below, is to reduce the volatility of FIS' net investment value in its Euro- and Pound Sterling-denominated operations due to changes in foreign currency exchange rates.

The Company recorded net investment hedge aggregate gain (loss) for the change in fair value as Foreign currency translation adjustments and related income tax (expense) benefit within Other comprehensive earnings (loss), net of tax, on the consolidated statements of comprehensive earnings (loss) of $(29) million and $(201) million during the three months and $292 million and $334 million during the six months ended June 30, 2021 and 2020, respectively. No ineffectiveness has been recorded on the net investment hedges.

Foreign Currency-Denominated Debt Designations

The Company designates certain foreign currency-denominated debt as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations. As of June 30, 2021, and December 31, 2020, an aggregate €7,128 million and €7,466 million, respectively, was designated as a net investment hedge of the Company's investment in Euro-denominated operations related to Senior Euro Notes with maturities ranging from 2022 to 2039 and ECP Notes. As of December 31, 2020, an additional €1,000 million was designated as a net investment hedge of the Company's investment in Euro-denominated operations related to the Senior Euro Floating Rate Notes and Senior Euro Notes with a 2021 maturity. As of June 30, 2021, and December 31, 2020, an aggregate £1,213 million and £1,850 million, respectively, was designated as a net investment hedge of the Company's Pound Sterling-denominated operations related to the Senior GBP Notes with maturities ranging from 2022 to 2031.

Cross-Currency Interest Rate Swap Designations

The Company holds cross-currency interest rate swaps and designates them as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations.

As of June 30, 2021, and December 31, 2020, aggregate notional amounts of €5,906 million and €4,508 million, respectively, were designated as net investment hedges of the Company's investment in Euro-denominated operations, and aggregate notional amounts of £2,345 million and £565 million, respectively, were designated as net investment hedges of the Company's Pound Sterling-denominated operations. The cross-currency interest rate swap fair values were net liabilities of $135 million and $306 million at June 30, 2021, and December 31, 2020, respectively.

(7)    Commitments and Contingencies

Reliance Trust Claims

Reliance Trust Company ("Reliance"), the Company's subsidiary, is a defendant in a class action arising out of its provision of services as the discretionary trustee for a 401(k) Plan (the "Plan") for one of its customers. On behalf of the Plan participants, plaintiffs in the action, which was filed in December 2015, sought damages and attorneys' fees, as well as equitable relief, against Reliance and the Plan's sponsor and record-keeper for alleged breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974 ("ERISA"). At a non-jury trial conducted in March 2020, Reliance vigorously defended the action and contended that no breaches of fiduciary duty or prohibited transactions occurred and that Plan participants suffered no damages. At trial, Plaintiffs claimed damages of approximately $127 million against all defendants. On

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

October 12, 2020, Reliance and plaintiffs entered into a settlement agreement, which was subject to final court approval, to settle all allegations and claims asserted in the action for $39.8 million without equitable relief. On October 14, 2020, the Court preliminarily approved the settlement agreement. In the settlement agreement, Reliance admitted no wrongdoing or liability with respect to any of the allegations or claims and maintains that the Plan was managed, operated, and administered during its tenure as the Plan's discretionary trustee in full compliance with ERISA and applicable regulations. The Company recorded a liability for the agreed settlement amount of $39.8 million and a corresponding loss in Other income (expense), net on the consolidated statement of earnings (loss) during the quarter ended September 30, 2020. On March 8, 2021, the Court entered an order approving the settlement and entered a final judgment dismissing the action with prejudice. Reliance paid the full settlement amount in April 2021 and has met its monetary obligations under the settlement agreement.

Brazilian Tax Authorities Claims

In 2004, Proservvi Empreendimentos e Servicos, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. ("Servicos"), a subsidiary of Fidelity National Participacoes Ltda., our former item processing and remittance services operation in Brazil, acquired certain assets and employees and leased certain facilities from the Transpev Group ("Transpev") in Brazil. Transpev's remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and, beginning in 2012, brought claims against Prosegur and Servicos on the grounds that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities filed 14 claims against Servicos asserting potential tax liabilities of approximately $12 million. There are potentially 24 additional claims against Transpev/Prosegur for which Servicos is named as a co-defendant or may be named but for which Servicos has not yet been served. These additional claims amount to approximately $33 million, making the total potential exposure for all 38 claims approximately $45 million. We do not believe a liability for these 38 total claims is probable and, therefore, have not recorded a liability for any of these claims.

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

The consolidated balance sheets as of June 30, 2021, and December 31, 2020, include a total liability of $448 million and $532 million, respectively, relating to the TRA.

Chargeback Liability

Through services offered in our Merchant Solutions segment, the Company is exposed to potential losses from merchant-related chargebacks. A chargeback occurs when a dispute between a cardholder and a merchant, including a claim for non-delivery of the product or service by the merchant, is not resolved in favor of the merchant and the transaction is charged back to the merchant resulting in a refund of the purchase price to the cardholder. If the Company is unable to collect this chargeback amount from the merchant due to closure, bankruptcy or other reasons, the Company bears the loss for the refund paid to the cardholder. The risk of chargebacks is typically greater for those merchants that promise future delivery of goods and services

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

rather than delivering goods or rendering services at the time of payment. The economic impact of the COVID-19 pandemic has not resulted in material chargeback losses as of June 30, 2021; however, it is reasonably possible that the Company has incurred or may incur significant losses related to future chargebacks. Due to the unprecedented nature of the pandemic and the numerous current and future uncertainties that may impact any potential chargeback losses, and considering that the Company has no historical experience with similar uncertainties, a reasonable estimate of the possible accrual for future chargeback losses or range of losses cannot be made.

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

(8)    Stock Compensation Plans

On January 1, 2021, the Company established a Qualified Retirement Equity Program that modified our existing stock compensation plans. The modification implemented a new retirement policy that permits retirees that meet certain eligibility criteria to continue vesting in unvested equity awards in accordance with the terms of the respective grant agreements, resulting in accelerated stock compensation expense for those employees meeting the definition of retirement eligible. During the quarter ended March 31, 2021, the Company recorded $104 million in accelerated stock compensation expense included in Selling, general, and administrative expenses in the consolidated statement of earnings (loss) to reflect the impact of the modification on unvested equity awards outstanding at January 1, 2021.

(9)    Related-Party Transactions

The Company held a noncontrolling ownership stake in Cardinal Holdings ("Cardinal"), which operated the Capco consulting business, through April 29, 2021, when we sold our ownership stake due to an acquisition transaction of the Capco consulting business by Wipro Ltd. As a result of the transaction, we received net cash proceeds of approximately $367 million and recorded an approximately $225 million gain in Other income (expense), net on the consolidated statement of earnings (loss). FIS' ownership stake in Cardinal was 36% at the date of sale and December 31, 2020. Prior to the sale, the Company recorded the ownership stake in Cardinal as an equity method investment included within Other noncurrent assets on the consolidated balance sheet. The carrying value of this equity method investment was $137 million at December 31, 2020.

FIS provides ongoing management consulting services and other services to Cardinal. FIS also purchases services and software licenses from Cardinal from time to time. Cardinal was a related party through April 29, 2021. Amounts transacted through these agreements were not significant to the 2021 and 2020 periods presented when Cardinal was a related party.

(10)     Net Earnings (Loss) per Share

The basic weighted average shares and common stock equivalents for the three and six months ended June 30, 2021 and 2020, were computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes net earnings (loss) and net earnings (loss) per share attributable to FIS common stockholders for the three and six months ended June 30, 2021 and 2020 (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net earnings attributable to FIS common stockholders	$341	$19	$(32)	$35
Weighted average shares outstanding-basic	619	618	620	617
Plus: Common stock equivalent shares	5	7	—	8
Weighted average shares outstanding-diluted	624	625	620	625
Net earnings per share-basic attributable to FIS common stockholders	$0.55	$0.03	$(0.05)	$0.06
Net earnings per share-diluted attributable to FIS common stockholders	$0.55	$0.03	$(0.05)	$0.06

The diluted net loss per share for the six months ended June 30, 2021, did not include the effect of common stock equivalent shares of 5 million because the effect would have been anti-dilutive. The diluted net earnings per share for the three and six months ended June 30, 2021 and 2020, did not include options to purchase approximately 1 million and 2 million shares, respectively, of our common stock because they were anti-dilutive.

In January 2021, our Board of Directors approved a new share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the new share repurchase program, approximately 94 million shares remain available for repurchase as of June 30, 2021.

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

The Company recorded acquisition and integration costs primarily related to the Worldpay acquisition, as well as certain other costs associated with data center consolidation activities totaling $12 million and $22 million for the three months ended and $28 million and $40 million for the six months ended June 30, 2021 and 2020, respectively. The Company also recorded incremental costs directly related to COVID-19 of $10 million and $12 million for the three months ended and $19 million and $15 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, we also recorded $104 million in accelerated stock compensation expense to reflect the impact of establishing a Qualified Retirement Equity Program that modified unvested equity awards outstanding at January 1, 2021 (see Note 8).

Adjusted EBITDA

Adjusted EBITDA is a measure of segment profit or loss that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), equity method investment earnings (loss), and depreciation and amortization, and excludes certain costs and other transactions that management deems non-operational in nature. The non-operational items affecting the segment profit measure generally include the amortization of purchase accounting adjustments as well as acquisition, integration and certain other costs. Adjusted EBITDA also excludes incremental and direct costs resulting from the COVID-19 pandemic. These costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments.

Summarized financial information for the Company's segments is shown in the following tables. The Company does not evaluate performance or allocate resources based on segment asset data; therefore, such information is not presented.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended June 30, 2021 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$1,177	$1,578	$630	$90	$3,475
Operating expenses	(678)	(1,010)	(422)	(1,002)	(3,112)
Depreciation and amortization (including purchase accounting amortization)	88	152	84	648	972
Acquisition, integration and other costs	—	—	—	185	185
Adjusted EBITDA	$587	$720	$292	$(79)	$1,520

Adjusted EBITDA					$1,520
Depreciation and amortization					(297)
Purchase accounting amortization					(675)
Acquisition, integration and other costs					(185)
Interest expense, net					(48)
Other income (expense), net					324
(Provision) benefit for income taxes					(302)
Equity method investment earnings (loss)					5
Net earnings attributable to noncontrolling interest					(1)
Net earnings attributable to FIS common stockholders					$341
Capital expenditures	$92	$101	$56	$65	$314
For the three months ended June 30, 2020 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$812	$1,462	$593	$95	$2,962
Operating expenses	(546)	(980)	(391)	(999)	(2,916)
Depreciation and amortization (including purchase accounting amortization)	65	124	67	659	915
Acquisition, integration and other costs	—	—	—	196	196
Adjusted EBITDA	$331	$606	$269	$(49)	$1,157

Adjusted EBITDA					$1,157
Depreciation and amortization					(237)
Purchase accounting amortization					(678)
Acquisition, integration and other costs					(196)
Interest expense, net					(88)
Other income (expense), net					74
(Provision) benefit for income taxes					(4)
Equity method investment earnings (loss)					(7)
Net earnings attributable to noncontrolling interest					(2)
Net earnings attributable to FIS common stockholders					$19
Capital expenditures	$74	$117	$44	$26	$261

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended June 30, 2021 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$2,143	$3,119	$1,255	$182	$6,699
Operating expenses	(1,281)	(2,029)	(841)	(2,085)	(6,236)
Depreciation and amortization (including purchase accounting amortization)	176	297	167	1,284	1,924
Acquisition, integration and other costs	—	—	—	440	440
Adjusted EBITDA	$1,038	$1,387	$581	$(179)	$2,827

Adjusted EBITDA					$2,827
Depreciation and amortization					(575)
Purchase accounting amortization					(1,349)
Acquisition, integration and other costs					(440)
Interest expense					(122)
Other income (expense), net					(170)
(Provision) benefit for income taxes					(205)
Equity method investment earnings (loss)					6
Net earnings attributable to noncontrolling interest					(4)
Net earnings (loss) attributable to FIS common stockholders					$(32)
Capital expenditures	$196	$208	$110	$99	$613

For the six months ended June 30, 2020 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$1,747	$2,906	$1,190	$196	$6,039
Operating expenses	(1,143)	(1,941)	(783)	(2,018)	(5,885)
Depreciation and amortization (including purchase accounting amortization)	150	253	130	1,297	1,830
Acquisition, integration and other costs	—	—	—	420	420
Adjusted EBITDA	$754	$1,218	$537	$(105)	$2,404

Adjusted EBITDA					$2,404
Depreciation and amortization					(468)
Purchase accounting amortization					(1,362)
Acquisition, integration and other costs					(420)
Interest expense, net					(167)
Other income (expense), net					34
(Provision) benefit for income taxes					27
Equity method investment earnings (loss)					(8)
Net earnings attributable to noncontrolling interest					(5)
Net earnings attributable to FIS common stockholders					$35
Capital expenditures	$180	$254	$103	$30	$567

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

Actual results, performance or achievement could differ materially from those contained in these forward-looking statements. The risks and uncertainties to which forward-looking statements are subject include the following, without limitation:

•the outbreak or recurrence of the novel coronavirus ("COVID-19") and measures to reduce its spread, including the impact of governmental or voluntary actions such as business shutdowns and stay-at-home orders in certain geographies;
•the duration, including any recurrence, of the COVID-19 pandemic and its impacts, including reductions in consumer and business spending, and instability of the financial markets in heavily impacted areas across the globe;
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

We have grown organically as well as through acquisitions, which have contributed critical solutions and services that complement or enhance our existing offerings, diversifying our revenue by client, geography and service offering, and opening new and profitable adjacent markets that align with our core solutions' strengths. FIS evaluates possible acquisitions that might contribute to our growth or performance on an ongoing basis. We also develop new solutions that enhance our client offerings.

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

Business Trends and Conditions

Our revenue is primarily derived from a combination of technology and processing services, transaction fees, professional services and software license fees. While we are a global company and do business around the world, the majority of our revenue is generated by clients in the U.S. The majority of our international revenue is generated by clients in the U.K., Germany, Australia, Brazil, Canada, India and France. In addition, the majority of our revenue has historically been recurring and has been provided under multi-year Banking and Capital Markets contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients' operations. Although Merchant has a lesser percentage of multi-year contracts, substantially all of our Merchant revenue is also recurring, derived from transaction processing fees that fluctuate with the number or value of transactions processed, among other variable measures, associated with consumer activity. Professional services revenue is typically non-recurring, though recognition often occurs over time rather than at a point in time. Sales of software licenses are typically non-recurring with point-in-time recognition and are less predictable.

COVID-19's impact to our financial results in the second quarter of 2021 lessened as compared to prior periods due to the continued reopening of markets, especially where reopening is accelerated by the accessibility and effective rollout of vaccines. In certain locations, where government lockdowns and shelter-in-place orders remain or have been tightened, particularly in certain areas of Europe and Brazil, reduced consumer spending continues to adversely impact our Merchant payments volume and related transaction revenue. In addition, certain discretionary spending verticals, including cross-border travel and airlines, continue to be impacted, although the impact has lessened.

We extended higher-than-usual levels of credit to our merchant clients during 2020 as part of funds settlement in connection with payments to their customers, for, among other things, refunds for cancelled trips as cases of COVID-19 spread across the globe. The level of credit extended to our merchant clients has since normalized. We are potentially exposed to losses if our merchant customers are unable to repay the credit we have extended or to fund their liability for chargebacks due to closure, insolvency, bankruptcy or other reasons. Our potential liability for chargebacks did not have a material impact on our liquidity for the three- and six-month periods ended June 30, 2021, and we continue to monitor for impact on our liquidity, results of operations and financial condition.

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

Over the last five years, we have moved approximately 81% of our server compute, primarily in North America, to our FIS cloud located in our strategic data centers. This allows us to further enhance security for our clients' data and increases the flexibility and speed with which we can provide solutions and services to our clients, at lesser cost. Concurrently, we have continued to consolidate our data centers, generating a savings for the Company of approximately $250 million in run-rate annual expense since the program's inception in mid-2016.

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

FIS continues to carefully monitor the effects of the ongoing COVID-19 pandemic as conditions continue to evolve in different parts of the world. Since the beginning of the pandemic, the Company has taken several actions to protect its employees while maintaining business continuity, including implementing its comprehensive Pandemic Plan. When the pandemic impacted India in the second quarter, we rolled out several benefits to help our employees there, including providing vaccines to over 5,000 employees. The Pandemic Plan includes site-specific plans as well as travel restrictions, medical response protocols, work-from-home strategies and enhanced cleaning within our locations. As a critical infrastructure provider for the global economy, FIS continues to operate around the world to serve our clients.

The spread of COVID-19 has caused us to modify our business practices, and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, clients and business partners. While FIS has outfitted employees to provide services from home or transferred work to other locations, we recently began a limited reopening of offices in certain locations where the COVD-19 infection rates have been significantly reduced. In many locations, a hybrid work status will allow employees to work from home and the office.

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

As the impact of the COVID-19 pandemic lessens with the continuing reopening of markets, our merchant processing revenue has improved significantly as consumer spending increased, particularly in areas where the vaccine has been more accessible and more effectively rolled out. Certain areas of spending continue to lag behind pre-COVID 19 levels, such as cross-border travel and airlines, and our merchant processing revenues continue to be adversely affected in those areas. We expect revenue will continue to be adversely impacted until the economic effects of the pandemic, including those caused by government, company and public travel restrictions, subside around the world but that revenue will continue to increase in areas where the vaccine rollout effectively continues.

As of the end of the second quarter of 2021, our achievement of revenue synergies from the Worldpay acquisition remains on track to meet or exceed our current targets, driven by successful cross-sell of our heritage FIS solutions into heritage Worldpay clients and leveraging our heritage Worldpay sales and distribution teams, expanding on our existing relationships with financial institutions to establish merchant referral agreements and optimizing our network routing capabilities. We have also exceeded our original target for expense synergies, as we have successfully integrated organizational structures, reduced corporate overhead and achieved cost savings within our operating environment, and we expect to continue to achieve additional expense synergies during 2021.

We continue to see demand in the payments market for innovative solutions that will deliver faster, more convenient payment options in mobile channels, internet applications, in-store cards, and the growing area of cryptocurrency. The payment processing industry is adopting new technologies, developing new solutions and services, evolving new business models and being affected by new market entrants and by an evolving regulatory environment. As merchants and financial institutions respond to these changes by seeking services to help them enhance their own offerings to consumers, including the ability to accept card-not-present ("CNP") payments in eCommerce and mobile environments as well as contactless cards and mobile wallets at the point-of-sale, FIS believes that payment processors will seek to develop additional capabilities in order to serve clients' evolving needs. To facilitate this expansion, we believe that payment processors will need to enhance their technology platforms so they can deliver these capabilities and differentiate their offerings from other providers. We have found that the COVID-19 pandemic has accelerated digitization of payment services by requiring, in many cases, businesses and consumers to transact through digital channels.

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

Transactions with Related Parties

See Note 9 to the consolidated financial statements for a description of transactions with related parties.

Consolidated Results of Operations - Comparisons of three- and six-month periods ended June 30, 2021 and 2020

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(In millions)				(In millions)
Revenue	$3,475	$2,962	$513	17%	$6,699	$6,039	$660	11%
Cost of revenue	(2,135)	(2,046)	(89)	4	(4,253)	(4,134)	(119)	3
Gross profit	1,340	916	424	46	2,446	1,905	541	28
Gross profit margin	39%	31%			37%	32%
Selling, general and administrative expenses	(977)	(870)	(107)	12	(1,983)	(1,751)	(232)	13
Operating income	$363	$46	317	689	$463	$154	309	201
Operating margin	10%	2%			7%	3%

Revenue

Revenue for the three and six months ended June 30, 2021, increased primarily due to the continued global economic recovery from the pandemic leading to increased Merchant volumes, increased demand for our newly developed offerings in Banking, and strong new sales driving Capital Markets managed services and other recurring revenue growth. Revenue also benefited from a favorable foreign currency impact, which was primarily related to a weaker U.S. Dollar versus the Euro and the British Pound Sterling. See Segment Results of Operations below for more detailed explanation.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue and gross profit for the three and six months ended June 30, 2021, increased primarily due to the revenue variances noted above. Gross profit margin for the three and six months ended June 30, 2021, increased primarily due to revenue growth, a positive shift in revenue mix and continued expense management.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended June 30, 2021, increased primarily due to higher compensation expense, including incentive compensation and, for the six months ended June 30, 2021, accelerated stock compensation expense recorded during the first quarter of 2021 associated with the establishment of the Qualified Retirement Equity Program that modified our existing stock compensation plans as described in Note 8 to the consolidated financial statements. These increases were partially offset by lower discretionary spending during the COVID-19 pandemic.

Operating Income and Operating Margin

The change in operating income for the three and six months ended June 30, 2021, resulted from the revenue and cost variances noted above. The operating margin for the three and six months ended June 30, 2021, increased primarily due to a positive shift in revenue mix and continued expense management, partially offset by higher compensation expense compared to prior year.

Total Other Income (Expense), Net

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2021	2020	Change	Change	2021	2020	Change	Change
Other income (expense):	(In millions)				(In millions)
Interest expense, net	$(48)	$(88)	$40	(45)%	$(122)	$(167)	$45	(27)%
Other income (expense), net	324	74	250	338%	(170)	34	(204)	(600)%
Total other income (expense), net	$276	$(14)	290	NM	$(292)	$(133)	(159)	120%

NM = Not meaningful

The decrease in interest expense, net is primarily due to lower outstanding debt and lower weighted average interest rate on the outstanding debt throughout the three and six months ended June 30, 2021.

Other income (expense), net for the three and six months ended June 30, 2021, includes gain on the sale of our equity ownership interest in Cardinal Holdings of approximately $225 million. Other income (expense), net for the six months ended June 30, 2021, also includes loss on extinguishment of debt of approximately $528 million relating to tender premiums, make-whole amounts, and fees; the write-off of unamortized bond discounts and debt issuance costs; and losses on related derivative instruments. The foregoing loss resulted from the debt refinancing activity we undertook in the first quarter of 2021 (see Note 5 to the consolidated financial statements), which will substantially reduce our ongoing interest expense. Other income (expense), net for these periods also includes fair value adjustments on certain non-operating assets and liabilities and foreign currency transaction remeasurement gains.

Other income (expense), net for the three and six months ended June 30, 2020, primarily includes foreign currency transaction remeasurement gains and losses and the fair value adjustment on convertible Visa Inc. Series B preferred stock and related contingent value rights liability acquired from Worldpay.

Provision (Benefit) for Income Taxes

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(In millions)				(In millions)
Provision (benefit) for income taxes	$302	$4	$298	NM	$205	$(27)	$232	(859)%
Effective tax rate	47%	13%			120%	(129)%

NM = Not meaningful

The increase in the effective tax rate for the three and six months ended June 30, 2021, is primarily due to the one-time net remeasurement of certain deferred tax liabilities due to the increase in the U.K. corporate statutory tax rate from 19% to 25%

effective April 1, 2023, enacted on June 10, 2021, partially offset by the difference in pre-tax earnings relative to the benefit for income taxes.

Segment Results of Operations - Comparisons of three- and six-month periods ended June 30, 2021 and 2020

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

Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), equity method investment earnings (loss), depreciation and amortization, and excludes certain costs and other transactions that management deems non-operational in nature. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. The non-operational items affecting the segment profit measure generally include the amortization of purchase accounting adjustments as well as acquisition, integration and certain other costs. Adjusted EBITDA also excludes incremental and direct costs resulting from the COVID-19 pandemic. These costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments. Financial information, including details of Adjusted EBITDA, for each of our segments is set forth in Note 11 to the consolidated financial statements.

Merchant Solutions

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(In millions)				(In millions)
Revenue	$1,177	$812	$365	45%	$2,143	$1,747	$396	23%
Adjusted EBITDA	$587	$331	256	77	$1,038	$754	284	38
Adjusted EBITDA margin	49.9%	40.8%			48.4%	43.2%
Adjusted EBITDA margin basis points change	910				520

Three months ended June 30:

Revenue increased primarily due to easing lockdown restrictions and the continued global economic recovery from the pandemic. Second quarter revenue increased due to higher card-present volumes contributing 34% to growth and card-not-present volumes contributing 7% to growth. Revenue also benefited from a favorable foreign currency impact contributing 4% to growth and was primarily related to a weaker U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to revenue growth, higher-margin revenue mix and continued expense management.

Six months ended June 30:

Revenue increased primarily due to easing lockdown restrictions and the continued global economic recovery from the pandemic. For the first six months, revenue increased due to higher card-present volumes contributing 15% to growth and card-not-present volumes contributing 5% to growth. Revenue also benefited from a favorable foreign currency impact contributing 3% to growth and was primarily related to a weaker U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to revenue growth, higher-margin revenue mix and continued expense management.

Banking Solutions

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(In millions)				(In millions)
Revenue	$1,578	$1,462	$116	8%	$3,119	$2,906	$213	7%
Adjusted EBITDA	$720	$606	114	19	$1,387	$1,218	$169	14
Adjusted EBITDA margin	45.6%	41.5%			44.5%	41.9%
Adjusted EBITDA margin basis points change	410				260

Three months ended June 30:

Revenue increased primarily due to recurring revenue contributing 6% to growth, driven by strong new sales, including newly developed offerings, and increased volumes due to the continued global economic recovery from the pandemic. Non-recurring revenue also contributed 1% to growth primarily due to termination fees contributing 3%, which was offset by lower Paycheck Protection Program loan processing revenue contributing (2%). Revenue also benefited from a favorable foreign currency impact contributing 1% to growth and was primarily related to a weaker U.S. Dollar versus the British Pound Sterling and the Euro.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to higher-margin revenue mix and continued expense management.

Six months ended June 30:

Revenue increased primarily due to recurring revenue contributing 5% to growth, driven by strong new sales, including newly developed offerings, and increased volumes due to the continued global economic recovery from the pandemic. Non-recurring revenue also contributed 1% to growth primarily due to termination fees. Revenue also benefited from a favorable foreign currency impact contributing 1% to growth and was primarily related to a weaker U.S. Dollar versus the British Pound Sterling and the Euro.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to higher-margin revenue mix and continued expense management.

Capital Market Solutions

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(In millions)				(In millions)
Revenue	$630	$593	$37	6%	$1,255	$1,190	$65	5%
Adjusted EBITDA	$292	$269	23	9	$581	$537	44	8
Adjusted EBITDA margin	46.3%	45.4%			46.3%	45.1%
Adjusted EBITDA margin basis points change	90				120

Three months ended June 30:

Revenue increased primarily due to strong new sales driving outsourced solutions and services and other recurring revenue growth as well as increased professional services revenue. Revenue also benefited from a favorable foreign currency impact contributing 2% to growth and was primarily related to a weaker U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to higher-margin revenue mix and continued expense management.

Six months ended June 30:

Revenue increased primarily due to strong new sales driving outsourced solutions and services and other recurring revenue growth. The growth of recurring revenue led to an increase in professional services revenue, with much of the services being delivered in a virtual capacity given the ongoing COVID-19 pandemic. Revenue also benefited from a favorable foreign currency impact contributing 2% to growth and was primarily related to a weaker U.S. Dollar versus the British Pound Sterling and the Euro.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to higher-margin revenue mix and continued expense management.

Corporate and Other

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(In millions)				(In millions)
Revenue	$90	$95	$(5)	(5)%	$182	$196	$(14)	(7)%
Adjusted EBITDA	$(79)	$(49)	(30)	61	$(179)	$(105)	(74)	70

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from certain non-strategic businesses.

Three and six months ended June 30:

Revenue decreased primarily due to client attrition in certain of our non-strategic businesses.

Adjusted EBITDA decreased primarily due to the revenue impact noted above as well as higher compensation expense compared to prior year.

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

As of June 30, 2021, the Company had $3,932 million of available liquidity, including $1,301 million of cash and cash equivalents and $2,631 million of capacity available under its Revolving Credit Facility. Approximately $676 million of cash and cash equivalents is held by our foreign entities. The majority of our cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity and regulatory requirements. Debt outstanding totaled $19.4 billion, with an effective weighted average interest rate of 1.0%.

The Company's liquidity continued to improve in the second quarter as compared to at the onset of the pandemic. However, our liquidity could be impacted if economic conditions deteriorate or as a result of governmental measures that might be imposed in response to the COVID-19 pandemic or any recurrence or related variants thereof.

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

We currently expect to continue to pay quarterly dividends. However, the amount, declaration and payment of future dividends is at the discretion of our Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, the duration and impact of the COVID-19 pandemic, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.39 per common share is payable on September 24, 2021, to shareholders of record as of the close of business on September 10, 2021.

In January 2021, our Board of Directors approved a new share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new share repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the new share repurchase program, approximately 94 million shares remain available for repurchase as of June 30, 2021.

Cash Flows from Operations

Cash flows from operations were $1,864 million and $1,613 million for the six-month periods ended June 30, 2021 and 2020, respectively. Our net cash provided by operating activities consists primarily of net earnings (loss), adjusted to add back depreciation and amortization. Cash flows from operations increased $251 million in the 2021 period primarily due to the continued global economic recovery from the pandemic, partially offset by working capital and settlement timing.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for software (purchased and internally developed) and additions to property and equipment. We invested approximately $613 million and $567 million in capital expenditures (excluding other financing obligations for certain hardware and software) during the six-month periods ended June 30, 2021 and 2020, respectively. We expect to continue investing in property and equipment, purchased software and internally developed software to support our business.

We received $367 million of cash during the six months ended June 30, 2021, for the net proceeds from the sale of our equity ownership interest in Cardinal Holdings. We used $469 million of cash (net of cash acquired) during the six months ended June 30, 2020, primarily for the Virtus acquisition completed on January 2, 2020.
Financing

For more information regarding the Company's debt and financing activity see Note 5 to the consolidated financial statements.

Contractual Obligations

There were no material changes in our contractual obligations through the six months ended June 30, 2021, in comparison to the table included in our Annual Report on Form 10-K for the year ended December 31, 2020, except as disclosed in Note 5 to the consolidated financial statements.
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

Our fixed rate senior notes (as included in Note 5 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of June 30, 2021. The carrying value, excluding the fair value of the interest rate swaps described below and unamortized discounts, of our senior notes was $16.6 billion as of June 30, 2021. The fair value of our senior notes was approximately $17.4 billion as of June 30, 2021. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, and Revolving Credit Facility (as included in Note 5 to the consolidated financial statements) and interest rate swaps on our fixed-rate long-term debt (collectively, "variable-rate debt"). At June 30, 2021, our weighted-average cost of debt was 1.0% with a weighted-average maturity of 6.1 years; 66% of our debt was fixed rate, and the remaining 34% of our debt was variable rate. A 100 basis-point increase in the weighted-average interest rate on our variable-rate debt would have increased our annual interest expense by $66 million. We performed the foregoing sensitivity analysis based solely on the principal amount of our variable-rate debt as of June 30, 2021. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on principal amounts of variable-rate debt outstanding as of June 30, 2020, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $44 million.

As of June 30, 2021, the following interest rate swaps converting the interest rate exposure on certain of our senior notes from fixed to variable are outstanding (in millions):

		Weighted	Weighted
Notional Amount by		Average	Average
Currency	Maturities	Receive Rate	Pay Rate
$1,854	2029 - 2031	2.74%	1.67%
£925	2029 - 2031	3.00%	2.28%
€500	2024	1.10%	0.34%

By entering into the aforementioned swap agreements, we have assumed risks associated with variable interest rates based upon LIBOR. Changes in the overall level of interest rates affect the interest expense that we recognize. We designated the interest rate swaps as fair value hedges for accounting purposes as described in Note 6 to the consolidated financial statements. A 100 basis-point increase in the 3-month USD LIBOR rate, 6-month GBP LIBOR rate, and 3-month Euribor rate, as applicable, for the interest rate swaps outstanding as of June 30, 2021 and 2020, would increase our annual interest expense by approximately $37 million and $6 million, respectively.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. We generated approximately $696 million and $535 million during the three months and $1,337 million and $1,128 million during the six months ended June 30, 2021 and 2020, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling,

Euro, Brazilian Real, Indian Rupee and Australian Dollar. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three months ended June 30,		Six months ended June 30,
Currency	2021	2020	2021	2020
Pound Sterling	$44	$29	$82	$64
Euro	8	8	18	17
Real	3	3	6	6
Rupee	3	2	5	5
Australian Dollar	2	2	5	3
Total increase or decrease	$60	$44	$116	$95

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended June 30, 2021:

				Maximum number
				of shares that
			Total cost of shares	may yet be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased (1)	Average price	plans or programs (1)	programs (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
April 1-30, 2021	—	$—	$—	97.2
May 1-31, 2021	1.5	$148.64	$230.6	95.7
June 1-30, 2021	1.2	$146.30	$169.5	94.5
	2.7		$400.1

(1)In January 2021, our Board of Directors approved a new share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new share repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the new share repurchase program, approximately 94.5 million shares remain available for repurchases as of June 30, 2021.

Item 6. Exhibits

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.1	Employment Agreement, effective as of June 1, 2021, by and between Fidelity National Information Services, Inc., and Thomas K. Warren.(1)					*
10.2	Separation Agreement, Waiver and Release between Fidelity National Information Services, Inc., and Christopher Thompson effective as of June 1, 2021. (1)					*
10.3	Separation Agreement, Waiver and Release between Fidelity National Information Services, Inc., and Asif Ramji effective as of May 7, 2021. (1)					*
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 3, 2021	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 3, 2021	By:	/s/ THOMAS K. WARREN
Thomas K. Warren
Chief Accounting Officer (Principal Accounting Officer)