Form 10-Q
period 2021-09-30
Fidelity National Information Services, Inc.
filed 2021-11-04
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of November 3, 2021, 608,937,161 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2021

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,390	$1,959
Settlement deposits and merchant float	3,572	3,252
Trade receivables, net of allowance for credit losses of $80 and $82, respectively	3,468	3,314
Settlement receivables	761	662
Other receivables	331	317
Prepaid expenses and other current assets	489	394
Total current assets	10,011	9,898
Property and equipment, net	846	887
Goodwill	52,796	53,268
Intangible assets, net	12,040	13,928
Software, net	3,141	3,370
Other noncurrent assets	1,921	1,574
Deferred contract costs, net	935	917
Total assets	$81,690	$83,842
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$2,470	$2,482
Settlement payables	5,342	4,934
Deferred revenue	868	881
Short-term borrowings	3,484	2,750
Current portion of long-term debt	463	1,314
Total current liabilities	12,627	12,361
Long-term debt, excluding current portion	15,833	15,951
Deferred income taxes	4,118	4,017
Other noncurrent liabilities	1,767	1,967
Deferred revenue	52	59
Total liabilities	34,397	34,355

Redeemable noncontrolling interest	176	174
Equity:
FIS stockholders’ equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock $0.01 par value, 750 shares authorized, 625 and 621 shares issued as of September 30, 2021 and December 31, 2020, respectively	6	6
Additional paid in capital	46,366	45,947
Retained earnings	2,840	3,440
Accumulated other comprehensive earnings (loss)	156	57
Treasury stock, $0.01 par value, 16 and 1 common shares as of September 30, 2021 and December 31, 2020, respectively, at cost	(2,263)	(150)
Total FIS stockholders’ equity	47,105	49,300
Noncontrolling interest	12	13
Total equity	47,117	49,313
Total liabilities, redeemable noncontrolling interest and equity	$81,690	$83,842
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$3,507	$3,197	$10,205	$9,236
Cost of revenue	2,178	2,104	6,431	6,238
Gross profit	1,329	1,093	3,774	2,998
Selling, general, and administrative expenses	989	862	2,972	2,613
Asset impairments	202	—	202	—
Operating income	138	231	600	385
Other income (expense):
Interest expense, net	(46)	(84)	(169)	(252)
Other income (expense), net	110	(4)	(58)	31
Total other income (expense), net	64	(88)	(227)	(221)
Earnings before income taxes and equity method investment earnings (loss)	202	143	373	164
Provision (benefit) for income taxes	41	121	246	94
Equity method investment earnings (loss)	—	—	6	(9)
Net earnings	161	22	133	61
Net (earnings) loss attributable to noncontrolling interest	(3)	(2)	(7)	(7)
Net earnings attributable to FIS common stockholders	$158	$20	$126	$54

Net earnings per share-basic attributable to FIS common stockholders	$0.26	$0.03	$0.20	$0.09
Weighted average shares outstanding-basic	613	620	618	618
Net earnings per share-diluted attributable to FIS common stockholders	$0.26	$0.03	$0.20	$0.09
Weighted average shares outstanding-diluted	619	627	623	626
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(In millions)
(Unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020

Net earnings		$161		$22		$133		$61
Other comprehensive earnings (loss), before tax:
Unrealized gain (loss) on derivatives	$—		$—		$9		$—
Foreign currency translation adjustments	(59)		78		256		(306)
Other adjustments	1		1		2		2
Other comprehensive earnings (loss), before tax	(58)		79		267		(304)
Provision for income tax (expense) benefit related to items of other comprehensive earnings	(35)		67		(168)		125
Other comprehensive earnings (loss), net of tax	$(93)	(93)	$146	146	$99	99	$(179)	(179)
Comprehensive earnings (loss)		68		168		232		(118)
Net (earnings) loss attributable to noncontrolling interest		(3)		(2)		(7)		(7)
Comprehensive earnings (loss) attributable to FIS common stockholders		$65		$166		$225		$(125)
See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and nine months ended September 30, 2021
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, June 30, 2021	625	(7)	$6	$46,274	$2,921	$249	$(1,058)	$12	$48,404
Exercise of stock options	—	—	—	12	—	—	—	—	12
Purchases of treasury stock	—	(9)	—	—	—	—	(1,196)	—	(1,196)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(9)	—	(9)
Stock-based compensation	—	—	—	80	—	—	—	—	80
Cash dividends declared ($0.39 per share per quarter) and other distributions	—	—	—	—	(239)	—	—	(3)	(242)
Net earnings (loss)	—	—	—	—	158	—	—	3	161
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(93)	—	—	(93)
Balances, September 30, 2021	625	(16)	$6	$46,366	$2,840	$156	$(2,263)	$12	$47,117

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2020	621	(1)	$6	$45,947	$3,440	$57	$(150)	$13	$49,313
Issuance of restricted stock	4	—	—	1	—	—	—	—	1
Exercise of stock options	—	—	—	98	—	—	—	—	98
Purchases of treasury stock	—	(15)	—	—	—	—	(1,996)	—	(1,996)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(117)	—	(117)
Stock-based compensation	—	—	—	320	—	—	—	—	320
Cash dividends declared ($0.39 per share per quarter) and other distributions	—	—	—	—	(726)	—	—	(7)	(733)
Net earnings (loss)	—	—	—	—	126	—	—	6	132
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	99	—	—	99
Balances, September 30, 2021	625	(16)	$6	$46,366	$2,840	$156	$(2,263)	$12	$47,117

(1)Excludes redeemable noncontrolling interest that is not considered equity.

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and nine months ended September 30, 2020
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, June 30, 2020	619	(1)	$6	$45,736	$3,753	$(358)	$(94)	$14	$49,057
Issuance of restricted stock	2	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	35	—	—	—	—	35
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	(7)	—	—	(46)	—	(53)
Stock-based compensation	—	—	—	57	—	—	—	—	57
Cash dividends declared ($0.35 per share per quarter) and other distributions	—	—	—	—	(217)	—	—	(1)	(218)
Other	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	—	20	—	—	1	21
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	146	—	—	146
Balances, September 30, 2020	$621	$(1)	$6	$45,821	$3,556	$(212)	$(140)	$14	$49,045

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2019	615	—	$6	$45,358	$4,161	$(33)	$(52)	$16	$49,456
Issuance of restricted stock	2	—	—	(7)	—	—	7	—	—
Exercise of stock options	4	—	—	293	—	—	—	—	293
Treasury shares held for taxes due upon exercise of stock awards	—	(1)	—	(7)	—	—	(95)	—	(102)
Stock-based compensation	—	—	—	182	—	—	—	—	182
Cash dividends declared ($0.35 per share per quarter) and other distributions	—	—	—	—	(653)	—	—	(5)	(658)
Other	—	—	—	2	(6)	—	—	—	(4)
Net earnings	—	—	—	—	54	—	—	3	57
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(179)	—	—	(179)
Balances, September 30, 2020	621	(1)	$6	$45,821	$3,556	$(212)	$(140)	$14	$49,045

(1)Excludes redeemable noncontrolling interest that is not considered equity.

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$133	$61
Adjustment to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,981	2,760
Amortization of debt issue costs	22	24
Asset impairments	202	—
Loss (gain) on sale of businesses, investments and other	(233)	3
Loss on extinguishment of debt	528	—
Stock-based compensation	320	182
Deferred income taxes	(35)	(24)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	(229)	78
Settlement activity	575	594
Prepaid expenses and other assets	(350)	(169)
Deferred contract costs	(323)	(354)
Deferred revenue	(12)	(50)
Accounts payable, accrued liabilities and other liabilities	118	(81)
Net cash provided by operating activities	3,697	3,024

Cash flows from investing activities:
Additions to property and equipment	(193)	(186)
Additions to software	(684)	(652)
Acquisitions, net of cash acquired	—	(469)
Net proceeds from sale of businesses and investments	370	—
Other investing activities, net	(90)	92
Net cash provided by (used in) investing activities	(597)	(1,215)

Cash flows from financing activities:
Borrowings	40,569	37,125
Repayment of borrowings and other financing obligations	(40,644)	(37,646)
Debt issuance costs	(74)	—
Net proceeds from stock issued under stock-based compensation plans	87	302
Treasury stock activity	(2,113)	(102)
Dividends paid	(724)	(650)
Other financing activities, net	(138)	(222)
Net cash provided by (used in) financing activities	(3,037)	(1,193)

Effect of foreign currency exchange rate changes on cash	(57)	8
Net increase (decrease) in cash and cash equivalents	6	624
Cash and cash equivalents, beginning of period	4,030	3,211
Cash and cash equivalents, end of period	$4,036	$3,835

Supplemental cash flow information:
Cash paid for interest	$370	$305
Cash paid for income taxes	$272	$163
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

Certain reclassifications have been made in the 2020 consolidated financial statements to conform to the classifications used in 2021. Amounts in tables in the financial statements and accompanying footnotes may not sum or calculate due to rounding.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended September 30, 2021 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$803	$1,369	$398	$50	$2,620
All others	358	241	256	32	887
Total	$1,161	$1,610	$654	$82	$3,507

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,121	$1,200	$297	$77	$2,695
Software maintenance	1	90	128	—	219
Other recurring	22	47	23	3	95
Total recurring	1,144	1,337	448	80	3,009

Software license	5	28	91	—	124
Professional services	—	151	115	1	267
Other non-recurring fees	12	94	—	1	107
Total	$1,161	$1,610	$654	$82	$3,507

For the three months ended September 30, 2020 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$747	$1,281	$347	$70	$2,445
All others	270	207	240	35	752
Total	$1,017	$1,488	$587	$105	$3,197

Type of Revenue:
Recurring revenue:
Transaction processing and services	$996	$1,128	$272	$92	$2,488
Software maintenance	1	88	124	—	213
Other recurring	19	45	25	—	89
Total recurring	1,016	1,261	421	92	2,790

Software license	—	15	58	6	79
Professional services	—	152	108	2	262
Other non-recurring fees	1	60	—	5	66
Total	$1,017	$1,488	$587	$105	$3,197

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2021 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$2,323	$4,028	$1,137	$165	$7,653
All others	980	701	771	100	2,552
Total	$3,303	$4,729	$1,908	$265	$10,205

Type of Revenue:
Recurring revenue:
Transaction processing and services	$3,217	$3,533	$877	$240	$7,867
Software maintenance	2	267	382	1	652
Other recurring	63	125	72	9	269
Total recurring	3,282	3,925	1,331	250	8,788

Software license	7	74	232	—	313
Professional services	—	444	335	3	782
Other non-recurring fees	14	286	10	12	322
Total	$3,303	$4,729	$1,908	$265	$10,205

For the nine months ended September 30, 2020 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$2,011	$3,790	$1,075	$210	$7,086
All others	753	604	702	91	2,150
Total	$2,764	$4,394	$1,777	$301	$9,236

Type of Revenue:
Recurring revenue:
Transaction processing and services	$2,697	$3,280	$821	$280	$7,078
Software maintenance	2	264	367	1	634
Other recurring	58	131	75	—	264
Total recurring	2,757	3,675	1,263	281	7,976

Software license	2	48	200	6	256
Professional services	1	441	313	4	759
Other non-recurring fees	4	230	1	10	245
Total	$2,764	$4,394	$1,777	$301	$9,236

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Contract Balances

The Company recognized revenue of $106 million and $216 million during the three months and $614 million and $660 million during the nine months ended September 30, 2021 and 2020, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2021, approximately $22.0 billion of revenue is estimated to be recognized in the future primarily from the Banking Solutions and Capital Market Solutions segments' remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 30% of the Banking Solutions and Capital Market Solutions segments' remaining performance obligations over the next 12 months, approximately another 22% over the next 13 to 24 months, and the balance thereafter.

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

(3)       Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

The Company includes restricted cash in the Cash and cash equivalents balance reported in the consolidated statements of cash flows. The reconciliation between Cash and cash equivalents in the consolidated balance sheets and the beginning and ending balances shown in the consolidated statement of cash flows is as follows (in millions):

	September 30, 2021	December 31, 2020
Cash and cash equivalents on the consolidated balance sheets	$1,390	$1,959
Merchant float restricted cash (in Settlement deposits and merchant float)	2,646	2,071
Total Cash and cash equivalents per the consolidated statement of cash flows	$4,036	$4,030

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

While the COVID-19 pandemic did not result in a significant increase in the Company's expected credit loss allowance recorded as of September 30, 2021, it is reasonably possible that future developments related to the economic impact of the COVID-19 pandemic could have a material impact on management's estimates.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Property and Equipment, Intangible Assets and Computer Software

The following table shows the Company's consolidated financial statement details as of September 30, 2021, and December 31, 2020 (in millions):

	September 30, 2021			December 31, 2020
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$2,417	$1,571	$846	$2,292	$1,405	$887
Intangible assets	$18,939	$6,899	$12,040	$19,141	$5,213	$13,928
Software	$5,862	$2,721	$3,141	$5,535	$2,165	$3,370
As of September 30, 2021, intangible assets, net of amortization, includes $11,717 million of customer relationships and $323 million of trademarks and other intangible assets. Amortization expense with respect to these intangible assets was $595 million and $602 million for the three months and $1,789 million and $1,794 million for the nine months ended September 30, 2021 and 2020, respectively.

During the three months ended September 30, 2021, the Company recorded $144 million of software asset impairments and $83 million of incremental software amortization expense driven by the Company's Platform initiatives. The Platform initiatives include sunsetting certain technology platforms, which results in shortened estimated useful lives and accelerated amortization methods primarily impacting the associated assets over approximately the next three years, beginning in the third quarter of 2021. See Business Trends and Conditions within Item 2 of this Quarterly Report for additional information on the Company's Platform initiatives.

Goodwill

Changes in goodwill during the nine months ended September 30, 2021, are summarized below (in millions).

			Capital	Corporate
	Merchant	Banking	Market	And
	Solutions	Solutions	Solutions	Other	Total
Balance, December 31, 2020	$36,267	$12,279	$4,702	$20	$53,268
Foreign currency adjustments	(413)	(26)	(33)	—	(472)
Balance, September 30, 2021	$35,854	$12,253	$4,669	$20	$52,796

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

Due to the continued economic impact of the COVID-19 pandemic, we evaluated if events and circumstances as of September 30, 2021, indicated potential impairment of our reporting units. We performed a qualitative assessment by examining factors most likely to affect our reporting units' fair values and considered the impact to our business from the COVID-19 pandemic. The factors examined involve significant use of management judgment and included, among others, (1) forecast revenue, growth rates, operating margins, and capital expenditures used to calculate estimated future cash flows, (2) future economic and market conditions and (3) FIS' market capitalization. Based on our interim impairment assessment as of September 30, 2021, we concluded that it remained more likely than not that the fair value continues to exceed the carrying amount for each of our reporting units; therefore, goodwill was not impaired.

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

The Company has elected the fair value option under ASC 825, Financial Instruments, for measuring its preferred stock asset and CVR liability. The fair value of the preferred stock was $90 million and $70 million at September 30, 2021, and December 31, 2020, respectively, recorded in Other noncurrent assets on the consolidated balance sheets. The fair value of the CVR liability was $411 million and $401 million at September 30, 2021, and December 31, 2020, respectively, recorded in Other noncurrent liabilities on the consolidated balance sheets. The net change in fair value was $(3) million and $48 million for the three months and $12 million and $74 million for the nine months ended September 30, 2021 and 2020, respectively, recorded in Other income (expense), net on the consolidated statements of earnings (loss).

Equity Security Investments

The Company holds various equity securities without readily determinable fair values that primarily represent strategic investments made through our FIS Impact Ventures program as well as investments obtained through acquisitions. Such investments totaled $354 million and $81 million at September 30, 2021, and December 31, 2020, respectively, and are included within Other noncurrent assets on the consolidated balance sheets. The Company accounts for these investments at cost, less impairment, and adjusts the carrying values for observable price changes from orderly transactions for identical or similar investments of the same issuer. The Company records gains and losses on these investments, realized and unrealized, as Other income (expense), net on the consolidated statements of earnings (loss) and recorded net gains of $126 million and $214 million for the three and nine months ended September 30, 2021, respectively, related to these investments.

(4)       Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of September 30, 2021, and December 31, 2020, consist of the following (in millions):

	September 30, 2021	December 31, 2020
Contract costs on implementations in progress	$205	$245
Contract origination costs on completed implementations, net	534	470
Contract fulfillment costs on completed implementations, net	196	202
Total Deferred contract costs, net	$935	$917

Amortization of deferred contract costs on completed implementations was $97 million and $56 million during the three months and $240 million and $162 million during the nine months ended September 30, 2021 and 2020, respectively.

During the three months ended September 30, 2021, the Company recorded $58 million of deferred contract cost asset impairments and $19 million of incremental amortization expense driven by the Company's Platform initiatives, also discussed in Note (3).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5)       Debt

Long-term debt as of September 30, 2021, and December 31, 2020, consists of the following (in millions):

	September 30, 2021
		Weighted
		Average
	Interest	Interest		September 30,	December 31,
	Rates	Rate (1)	Maturities	2021	2020
Fixed Rate Notes
Senior USD Notes	0.4% - 4.8%	1.8%	2023 - 2048	$6,909	$4,938
Senior Euro Notes	0.1% - 3.0%	1.3%	2022 - 2039	7,822	8,891
Senior GBP Notes	1.7% - 3.4%	1.5%	2022 - 2031	1,649	2,526
Senior Euro Floating Rate Notes		N/A	2021	—	613
Revolving Credit Facility (2)		1.3%	2026	41	251
Other (3)				(125)	46
Total long-term debt, including current portion				16,296	17,265
Current portion of long-term debt				(463)	(1,314)
Long-term debt, excluding current portion				$15,833	$15,951

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

Short-term borrowings as of September 30, 2021, and December 31, 2020, consist of the following (in millions):

	September 30, 2021
	Weighted
	Average
	Interest		September 30,	December 31,
	Rate	Maturities	2021	2020
Euro-commercial paper notes ("ECP Notes")	(0.5)%	Up to 183 days	$428	$861
U.S. commercial paper notes ("USCP Notes")	0.3%	Up to 397 days	3,040	1,745
Other			16	144
Total Short-term borrowings			$3,484	$2,750

As of September 30, 2021, the weighted average interest rate of the Company's outstanding debt was 0.9%, including the impact of interest rate swaps (see Note 6).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following summarizes the aggregate maturities of our long-term debt, including other financing obligations for certain hardware and software, based on stated contractual maturities, excluding the fair value of the interest rate swaps (see Note 6) and net unamortized non-cash bond discounts of $(120) million as of September 30, 2021 (in millions):

Total
2021 remaining period	$16
2022	1,613
2023	2,218
2024	1,335
2025	730
Thereafter	10,612
Total principal payments	16,524
Debt issuance costs, net of accumulated amortization	(108)
Total long-term debt	$16,416

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

Revolving Credit Facility

On March 2, 2021, FIS entered into an amendment to the Restated Credit Agreement to amend certain covenant provisions, revise lender commitments for certain counterparties, and extend the scheduled maturity date to March 2, 2026. As of September 30, 2021, the borrowing capacity under the Revolving Credit Facility was $1,991 million (net of $3,468 million of capacity backstopping our commercial paper notes).

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $809 million and $1,640 million higher than the carrying value, excluding the fair value of the interest rate swaps and unamortized discounts, as of September 30, 2021, and December 31, 2020, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6)       Financial Instruments

Fair Value Hedges

The Company holds interest rate swaps with aggregate notional amounts of $1,854 million, £925 million and €500 million at September 30, 2021, and $1,000 million and €500 million at December 31, 2020, converting the interest rate exposure on certain of the Company's Senior USD Notes, Senior GBP Notes and Senior Euro Notes, as applicable, from fixed to variable. These swaps are designated as fair value hedges for accounting purposes with a net liability fair value of $77 million reflected as a decrease in the long-term debt balance at September 30, 2021, and a net asset fair value of $10 million reflected as an increase in the long-term debt balance at December 31, 2020 (see Note 5).

Net Investment Hedges

The purpose of the Company's net investment hedges, as discussed below, is to reduce the volatility of FIS' net investment value in its Euro- and Pound Sterling-denominated operations due to changes in foreign currency exchange rates.

The Company recorded net investment hedge aggregate gain (loss) for the change in fair value as Foreign currency translation adjustments and related income tax (expense) benefit within Other comprehensive earnings (loss), net of tax, on the consolidated statements of comprehensive earnings (loss) of $386 million and $(597) million during the three months and $678 million and $(263) million during the nine months ended September 30, 2021 and 2020, respectively. No ineffectiveness has been recorded on the net investment hedges.

Foreign Currency-Denominated Debt Designations

The Company designates certain foreign currency-denominated debt as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations. As of September 30, 2021, and December 31, 2020, an aggregate €7,127 million and €7,466 million, respectively, was designated as a net investment hedge of the Company's investment in Euro-denominated operations related to Senior Euro Notes with maturities ranging from 2022 to 2039 and ECP Notes. As of December 31, 2020, an additional €1,000 million was designated as a net investment hedge of the Company's investment in Euro-denominated operations related to the Senior Euro Floating Rate Notes and Senior Euro Notes with a 2021 maturity. As of September 30, 2021, and December 31, 2020, an aggregate £1,193 million and £1,850 million, respectively, was designated as a net investment hedge of the Company's Pound Sterling-denominated operations related to the Senior GBP Notes with maturities ranging from 2022 to 2031.

Cross-Currency Interest Rate Swap Designations

The Company holds cross-currency interest rate swaps and designates them as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations.

As of September 30, 2021, and December 31, 2020, aggregate notional amounts of €5,906 million and €4,508 million, respectively, were designated as net investment hedges of the Company's investment in Euro-denominated operations, and aggregate notional amounts of £2,345 million and £565 million, respectively, were designated as net investment hedges of the Company's Pound Sterling-denominated operations. The cross-currency interest rate swap fair values were net assets of $120 million and net liabilities of $306 million at September 30, 2021, and December 31, 2020, respectively.

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

Brazilian Tax Authorities Claims

In 2004, Proservvi Empreendimentos e Servicos, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. ("Servicos"), a subsidiary of Fidelity National Participacoes Ltda., our former item processing and remittance services operation in Brazil, acquired certain assets and employees and leased certain facilities from the Transpev Group ("Transpev") in Brazil. Transpev's remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and, beginning in 2012, brought claims against Prosegur and Servicos on the grounds that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities filed 14 claims against Servicos asserting potential tax liabilities of approximately $11 million. There are potentially 24 additional claims against Transpev/Prosegur for which Servicos is named as a co-defendant or may be named but for which Servicos has not yet been served. These additional claims amount to approximately $31 million, making the total potential exposure for all 38 claims approximately $42 million. We do not believe a liability for these 38 total claims is probable and, therefore, have not recorded a liability for any of these claims.

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

The consolidated balance sheets as of September 30, 2021, and December 31, 2020, include a total liability of $448 million and $532 million, respectively, relating to the TRA.

Chargeback Liability

Through services offered in our Merchant Solutions segment, the Company is exposed to potential losses from merchant-related chargebacks. A chargeback occurs when a dispute between a cardholder and a merchant, including a claim for non-delivery of the product or service by the merchant, is not resolved in favor of the merchant and the transaction is charged back to the merchant resulting in a refund of the purchase price to the cardholder. If the Company is unable to collect this chargeback amount from the merchant due to closure, bankruptcy or other reasons, the Company bears the loss for the refund paid to the cardholder. The risk of chargebacks is typically greater for those merchants that promise future delivery of goods and services

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

rather than delivering goods or rendering services at the time of payment. The economic impact of the COVID-19 pandemic has not resulted in material chargeback losses as of September 30, 2021; however, it is reasonably possible that the Company has incurred or may incur significant losses related to future chargebacks. Due to the unprecedented nature of the pandemic and the numerous current and future uncertainties that may impact any potential chargeback losses, and considering that the Company has no historical experience with similar uncertainties, a reasonable estimate of the possible accrual for future chargeback losses or range of losses cannot be made.

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

(8)    Stock Compensation Plans

On January 1, 2021, the Company established a Qualified Retirement Equity Program that modified our existing stock compensation plans. The modification implemented a new retirement policy that permits retirees that meet certain eligibility criteria to continue vesting in unvested equity awards in accordance with the terms of the respective grant agreements, resulting in accelerated stock compensation expense for those employees meeting the definition of retirement eligible. During the quarter ended March 31, 2021, the Company recorded $104 million in accelerated stock compensation expense included in Selling, general, and administrative expenses in the consolidated statement of earnings to reflect the impact of the modification on unvested equity awards outstanding at January 1, 2021.

(9)    Related-Party Transactions

The Company held a noncontrolling ownership stake in Cardinal Holdings ("Cardinal"), which operated the Capco consulting business, through April 29, 2021, when we sold our ownership stake due to an acquisition transaction of the Capco consulting business by Wipro Ltd. As a result of the transaction, we received net cash proceeds of approximately $367 million and recorded an approximate $225 million gain in Other income (expense), net on the consolidated statement of earnings. FIS' ownership stake in Cardinal was 36% at the date of sale and December 31, 2020. Prior to the sale, the Company recorded the ownership stake in Cardinal as an equity method investment included within Other noncurrent assets on the consolidated balance sheet. The carrying value of this equity method investment was $137 million at December 31, 2020.

FIS provides ongoing management consulting services and other services to Cardinal. FIS also purchases services and software licenses from Cardinal from time to time. Cardinal was a related party through April 29, 2021. Amounts transacted through these agreements were not significant to the 2021 and 2020 periods presented when Cardinal was a related party.

(10)     Net Earnings per Share

The basic weighted average shares and common stock equivalents for the three and nine months ended September 30, 2021 and 2020, were computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes net earnings and net earnings per share attributable to FIS common stockholders for the three and nine months ended September 30, 2021 and 2020 (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net earnings attributable to FIS common stockholders	$158	$20	$126	$54
Weighted average shares outstanding-basic	613	620	618	618
Plus: Common stock equivalent shares	6	7	5	8
Weighted average shares outstanding-diluted	619	627	623	626
Net earnings per share-basic attributable to FIS common stockholders	$0.26	$0.03	$0.20	$0.09
Net earnings per share-diluted attributable to FIS common stockholders	$0.26	$0.03	$0.20	$0.09

Options to purchase approximately 1 million and less than 1 million shares of our common stock for the three months and 1 million and 2 million for the nine months ended September 30, 2021 and 2020, respectively were not included in the computation of diluted earnings per share because they were anti-dilutive.

In January 2021, our Board of Directors approved a new share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the new share repurchase program, approximately 85 million shares remain available for repurchase as of September 30, 2021.

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

The Company recorded acquisition and integration costs primarily related to the Worldpay acquisition as well as certain other costs, including costs associated with the Company's Platform initiatives totaling $64 million for the three and nine months ended September 30, 2021. The Company also recorded $202 million of asset impairments for certain software and deferred contract cost assets and $102 million of incremental amortization expense associated with shortened estimated useful lives and accelerated amortization methods for certain software and deferred contract cost assets driven by the Company's Platform initiatives for the three and nine months ended September 30, 2021. See Business Trends and Conditions within Item 2 of this Quarterly Report for additional information on the Company's Platform initiatives. The Company also recorded costs related to data center consolidation activities totaling $4 million and $20 million for the three months ended and $32 million and $60 million for the nine months ended September 30, 2021 and 2020, respectively. In addition, the Company recorded incremental costs directly related to COVID-19 of $14 million and $41 million for the three months ended and $33 million and $56 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, the Company also recorded $104 million in accelerated stock compensation expense to reflect the impact of establishing a Qualified Retirement Equity Program that modified unvested equity awards outstanding at January 1, 2021 (see Note 8).

Adjusted EBITDA

Adjusted EBITDA is a measure of segment profit or loss that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), equity method investment earnings (loss), and depreciation and amortization, and excludes certain costs and other transactions that management deems non-operational in nature. The non-operational items affecting the segment profit measure generally include the amortization of purchase accounting adjustments as well as acquisition, integration and certain other costs and asset impairments. Adjusted EBITDA also excludes incremental and direct costs resulting from the COVID-19 pandemic. These costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments.

Summarized financial information for the Company's segments is shown in the following tables. The Company does not evaluate performance or allocate resources based on segment asset data; therefore, such information is not presented.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended September 30, 2021 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$1,161	$1,610	$654	$82	$3,507
Operating expenses	(647)	(1,012)	(419)	(1,291)	(3,369)
Depreciation and amortization (including purchase accounting amortization)	86	144	81	747	1,058
Acquisition, integration and other costs	—	—	—	187	187
Asset impairments	—	—	—	202	202
Adjusted EBITDA	$600	$742	$316	$(73)	$1,585

Adjusted EBITDA					$1,585
Depreciation and amortization					(344)
Purchase accounting amortization					(714)
Acquisition, integration and other costs					(187)
Asset impairments					(202)
Interest expense, net					(46)
Other income (expense), net					110
(Provision) benefit for income taxes					(41)
Net earnings attributable to noncontrolling interest					(3)
Net earnings attributable to FIS common stockholders					$158
Capital expenditures	$74	$94	$47	$50	$265
For the three months ended September 30, 2020 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$1,017	$1,488	$587	$105	$3,197
Operating expenses	(604)	(968)	(392)	(1,002)	(2,966)
Depreciation and amortization (including purchase accounting amortization)	74	129	70	658	931
Acquisition, integration and other costs	—	—	—	195	195
Adjusted EBITDA	$487	$649	$265	$(44)	$1,357

Adjusted EBITDA					$1,357
Depreciation and amortization					(238)
Purchase accounting amortization					(693)
Acquisition, integration and other costs					(195)
Interest expense, net					(84)
Other income (expense), net					(4)
(Provision) benefit for income taxes					(121)
Net earnings attributable to noncontrolling interest					(2)
Net earnings attributable to FIS common stockholders					$20
Capital expenditures (1)	$92	$130	$60	$11	$293
(1) Capital expenditures for the three months ended September 30, 2020, include $21 million in other financing obligations for certain hardware and software.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2021 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$3,303	$4,729	$1,908	$265	$10,205
Operating expenses	(1,927)	(3,041)	(1,259)	(3,378)	(9,605)
Depreciation and amortization (including purchase accounting amortization)	263	441	248	2,029	2,981
Acquisition, integration and other costs	—	—	—	629	629
Asset impairments	—	—	—	202	202
Adjusted EBITDA	$1,639	$2,129	$897	$(253)	$4,412

Adjusted EBITDA					$4,412
Depreciation and amortization					(918)
Purchase accounting amortization					(2,063)
Acquisition, integration and other costs					(629)
Asset impairments					(202)
Interest expense					(169)
Other income (expense), net					(58)
(Provision) benefit for income taxes					(246)
Equity method investment earnings (loss)					6
Net earnings attributable to noncontrolling interest					(7)
Net earnings (loss) attributable to FIS common stockholders					$126
Capital expenditures	$270	$301	$157	$149	$877

For the nine months ended September 30, 2020 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$2,764	$4,394	$1,777	$301	$9,236
Operating expenses	(1,747)	(2,908)	(1,176)	(3,020)	(8,851)
Depreciation and amortization (including purchase accounting amortization)	224	382	200	1,954	2,760
Acquisition, integration and other costs	—	—	—	616	616
Adjusted EBITDA	$1,241	$1,868	$801	$(149)	$3,761

Adjusted EBITDA					$3,761
Depreciation and amortization					(705)
Purchase accounting amortization					(2,055)
Acquisition, integration and other costs					(616)
Interest expense, net					(252)
Other income (expense), net					31
(Provision) benefit for income taxes					(94)
Equity method investment earnings (loss)					(9)
Net earnings attributable to noncontrolling interest					(7)
Net earnings attributable to FIS common stockholders					$54
Capital expenditures (1)	$272	$384	$164	$39	$859
(1) Capital expenditures for the nine months ended September 30, 2020, include $21 million in other financing obligations for certain hardware and software.

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

Actual results, performance or achievement could differ materially from those contained in these forward-looking statements. The risks and uncertainties to which forward-looking statements are subject include the following, without limitation:

•the outbreak or recurrence of the novel coronavirus and any related variants ("COVID-19") and measures to reduce its spread, including the impact of governmental or voluntary actions such as business shutdowns and stay-at-home orders in certain geographies;
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
•the amount, declaration and payment of future dividends is at the discretion of our Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, the duration and impact of the COVID-19 pandemic, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions;
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

Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition, results of operations and prospects. Accordingly, readers should not place undue reliance on our forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Except as required by applicable law or regulation, we do not undertake (and expressly disclaim) any obligation, and do not intend, to publicly update or review any of our forward-looking statements, whether as a result of new information, future events or otherwise.

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

FIS reports its financial performance based on the following segments: Merchant Solutions ("Merchant"), Banking Solutions ("Banking"), Capital Market Solutions ("Capital Markets") and Corporate and Other. A description of our segments is included in Note 11 to the consolidated financial statements. Revenue by segment and the Adjusted EBITDA of our segments are discussed below in Segment Results of Operations. Amounts in tables below may not sum or calculate due to rounding.

Business Trends and Conditions

Our revenue is primarily derived from a combination of technology and processing services, transaction fees, professional services and software license fees. While we are a global company and do business around the world, the majority of our revenue is generated by clients in the U.S. The majority of our international revenue is generated by clients in the U.K., Germany, Australia, Brazil, Canada, and India. In addition, the majority of our revenue has historically been recurring and has been provided under multi-year Banking and Capital Markets contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients' operations. Although Merchant has a lesser percentage of multi-year contracts, substantially all of our Merchant revenue is recurring, derived from transaction processing fees that fluctuate with the number or value of transactions processed, among other variable measures associated with consumer activity. Professional services revenue is typically non-recurring, though recognition often occurs over time rather than at a point in time. Sales of software licenses are typically non-recurring with point-in-time recognition and are less predictable.

COVID-19's impact to our financial results in the third quarter of 2021 lessened as compared to prior periods due to the continued reopening of markets, especially where reopening is accelerated by the accessibility and effective rollout of vaccines. In certain locations, where government lockdowns and shelter-in-place orders remain or have been tightened, particularly in certain areas of Europe and Brazil, reduced consumer spending continues to adversely impact our Merchant payments volume and related transaction revenue. In addition, certain discretionary spending verticals, including cross-border travel and airlines, continue to be impacted, although the impact has lessened.

We extended higher-than-usual levels of credit to our merchant clients during 2020 as part of funds settlement in connection with payments to their customers, for, among other things, refunds for cancelled trips as cases of COVID-19 spread across the globe. The level of credit extended to our merchant clients has since normalized. We are potentially exposed to losses if our merchant customers are unable to repay the credit we have extended or to fund their liability for chargebacks due to closure, insolvency, bankruptcy or other reasons. Our potential liability for chargebacks did not have a material impact on our liquidity for the three- and nine-month periods ended September 30, 2021, and we continue to monitor for impact on our liquidity, results of operations and financial condition.

We continue to assist financial institutions in migrating to outsourced integrated technology solutions to improve their profitability and address increasing and ongoing regulatory requirements. As a provider of outsourced solutions, we benefit from multi-year recurring revenue streams, which help moderate the effects of broader year-to-year economic and market changes that otherwise might have a larger impact on our results of operations. We believe our integrated solutions and outsourced services are well-positioned to address this outsourcing trend across the markets we serve.

Over the last five years, we have moved over 80% of our server compute, primarily in North America, to our FIS cloud located in our strategic data centers. This allows us to further enhance security for our clients' data and increases the flexibility and speed with which we can provide solutions and services to our clients, at lesser cost. We have also completed our data center consolidation program, generating a savings for the Company of over $250 million in run-rate annual expense since the program's inception in mid-2016.

Following the successful modernization of our IT infrastructure and consolidation of our data centers, we are now accelerating the modernization of our applications and integration of our technology platforms through our Platform initiatives. Our Platform initiatives primarily include enabling clients to easily consume the breadth of our capabilities using microservices as well as process automation and consolidation of technology platforms to speed new solution and service innovation over approximately the next three years.

We continue to invest in modernization, innovation and integrated solutions and services to meet the demands of the markets we serve and compete with global banks, financial and other technology providers, and emerging technology innovators. We invest both organically and through investment opportunities in companies building complementary technologies in the financial services space. Our internal efforts in research and development activities have related primarily to the modernization of our proprietary core systems in each of our segments, design and development of next-generation digital and innovative solutions and development of processing systems and related software applications and risk management platforms. We have increased our investments in these areas in each of the last three years. Our innovation efforts have recently resulted in bringing to market our Modern Banking Platform that is among the first cloud-native core banking solutions. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems to address emerging technology trends in response to the needs of our clients, and to enhance the capabilities of our outsourcing infrastructure.

In addition, we are investing in the development of new solutions and venture opportunities by establishing FIS Impact Ventures. This group prioritizes development of, and investment in, next-generation technology and innovation.

FIS continues to carefully monitor the effects of the ongoing COVID-19 pandemic as conditions continue to evolve in different parts of the world. Since the beginning of the pandemic, the Company has taken several actions to protect its employees while maintaining business continuity, including implementing its comprehensive Pandemic Plan. When the COVID-19 variants impacted India in the second quarter, we rolled out several benefits to help our employees there, including providing vaccines to over 15,000 employees and dependents. The Pandemic Plan includes site-specific plans as well as travel restrictions, medical response protocols, work-from-home strategies and enhanced cleaning within our locations. As a critical infrastructure provider for the global economy, FIS continues to operate around the world to serve our clients.

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

We anticipate consolidation within the banking industry will continue, primarily in the form of merger and acquisition activity among financial institutions, which we believe would broadly be detrimental to the profitability of the financial technology industry. However, consolidation resulting from specific merger and acquisition transactions may be beneficial to our business. When consolidations of financial institutions occur, merger partners often operate systems obtained from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by their expanding the use of our services if such services are chosen to survive the consolidation and to support the newly combined entity. Conversely, we may lose revenue if we are providing services to both entities, or if a client of ours is involved in a consolidation and our services are not chosen to survive the consolidation and to support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation may have greater leverage in negotiating terms or could decide to perform in-house some or all of the services that we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive services to take advantage of specific opportunities at the surviving company.

FIS is a global leader in the merchant solutions industry, with differentiated solutions throughout the payments market, including capabilities in global eCommerce, integrated payments, enterprise payments and data security solutions in business-to-business ("B2B") payments. These solutions bring advanced payments technologies at each stage of the transaction life cycle. We have a broad solution portfolio, enabling us to significantly expand our merchant acquiring solutions, including our capabilities in the growing eCommerce and integrated payment segments of the market, which are in demand among our merchant clients as they look for ways to integrate technology into their business models.

As the impact of the COVID-19 pandemic lessens with the continuing reopening of markets, our merchant processing revenue has improved significantly as consumer spending increased, particularly in areas where the vaccine has been more accessible and more effectively rolled out. Certain areas of spending continue to lag behind pre-COVID 19 levels, such as cross-border travel and airlines, and our merchant processing revenues continue to be adversely affected in those areas. We expect that revenue will continue to be adversely impacted until the economic effects of the pandemic, including those caused by government, company and public travel restrictions, subside around the world but that revenue should continue to increase in areas where the vaccine rollout effectively continues.

As of the end of the third quarter of 2021, our achievement of revenue synergies from the Worldpay acquisition remains on track to meet or exceed our current targets, driven by successful cross-sell of our heritage FIS solutions into heritage Worldpay clients and leveraging our heritage Worldpay sales and distribution teams, expanding on our existing relationships with financial institutions to establish merchant referral agreements and optimizing our network routing capabilities. We have also exceeded our original target for expense synergies, as we have successfully integrated organizational structures, reduced corporate overhead and achieved cost savings within our operating environment, and we expect to continue to achieve additional expense synergies during 2021.

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

During the third quarter of 2021, we became aware that a particular vendor's point-of-sale devices, used by merchants to accept card payments, were initiating connections to destinations not listed in the vendor’s supplied documentation. We questioned the vendor about this issue and did not receive answers we consider satisfactory. While we are not aware of any evidence that data processed by the devices have in fact been compromised, we determined that we would no longer participate in the deployment of this vendor's devices and that we would assist our merchant customers actively processing through our acquiring platform in replacing these devices, at our expense. This replacement is expected to be completed in 2022, and the aggregate costs of acquiring and installing the devices are not expected to be material to our results of operations or financial condition. We do not believe that this incident has affected the security of our information systems.

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

Transactions with Related Parties

See Note 9 to the consolidated financial statements for a description of transactions with related parties.

Consolidated Results of Operations - Comparisons of three- and nine-month periods ended September 30, 2021 and 2020

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(In millions)				(In millions)
Revenue	$3,507	$3,197	$310	10%	$10,205	$9,236	$969	10%
Cost of revenue	(2,178)	(2,104)	(74)	4	(6,431)	(6,238)	(193)	3
Gross profit	1,329	1,093	236	22	3,774	2,998	776	26
Gross profit margin	38%	34%			37%	32%
Selling, general and administrative expenses	(989)	(862)	(127)	15	(2,972)	(2,613)	(359)	14
Asset impairments	(202)	—	(202)	NM	(202)	—	(202)	NM
Operating income	$138	$231	(93)	(40)	$600	$385	215	56
Operating margin	4%	7%			6%	4%

NM = Not meaningful

Revenue

Revenue for the three and nine months ended September 30, 2021, increased primarily due to the continued global economic recovery from the pandemic leading to increased Merchant volumes, increased demand for our newly developed offerings in Banking, and strong new sales driving Capital Markets managed services and other recurring revenue growth. Revenue also benefited from a favorable foreign currency impact, which was primarily related to a weaker U.S. Dollar versus the Euro and the British Pound Sterling. See Segment Results of Operations below for more detailed explanation.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue and gross profit for the three and nine months ended September 30, 2021, increased primarily due to the revenue variances noted above. Gross profit margin for the three and nine months ended September 30, 2021, increased primarily due to revenue growth, a positive shift in revenue mix and continued expense management. This increase was partially offset by $102 million of incremental amortization expense associated with shortened estimated useful lives and accelerated amortization methods for certain software and deferred contract cost assets driven by the Company's Platform initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine months ended September 30, 2021, increased primarily due to higher compensation expense, including incentive compensation and, for the nine months ended September 30, 2021, accelerated stock compensation expense recorded during the first quarter of 2021 associated with the establishment of the Qualified Retirement Equity Program that modified our existing stock compensation plans as described in Note 8 to the consolidated financial statements. These increases were partially offset by lower discretionary spending during the COVID-19 pandemic.

Asset Impairments

During the three and nine months ended September 30, 2021, the Company recorded $202 million of asset impairments for certain software and deferred contract cost assets driven by the Company's Platform initiatives.

Operating Income and Operating Margin

The change in operating income for the three and nine months ended September 30, 2021, resulted from the revenue and cost variances noted above. The operating margin for the three months ended September 30, 2021, decreased primarily due to the asset impairments, accelerated amortization expense, and higher compensation expense, partially offset by a positive shift in revenue mix and continued expense management discussed above as compared to prior year. The operating margin for the nine months ended September 30, 2021, increased primarily due to a positive shift in revenue mix and continued expense management, partially offset by asset impairments, accelerated amortization expense, and higher compensation expense discussed above as compared to prior year.

Total Other Income (Expense), Net

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2021	2020	Change	Change	2021	2020	Change	Change
Other income (expense):	(In millions)				(In millions)
Interest expense, net	$(46)	$(84)	$38	(45)%	$(169)	$(252)	$83	(33)%
Other income (expense), net	110	(4)	114	NM	(58)	31	(89)	NM
Total other income (expense), net	$64	$(88)	152	NM	$(227)	$(221)	(6)	3%

NM = Not meaningful

The decrease in interest expense, net is primarily due to lower outstanding debt and lower weighted average interest rate on the outstanding debt throughout the three and nine months ended September 30, 2021.

Other income (expense), net for the three and nine months ended September 30, 2021, includes net gains on equity security investments without readily determinable fair values of $126 million and $214 million, respectively (see Note 3 to the consolidated financial statements). For the nine months ended September 30, 2021, other income (expense), net also includes gain on the sale of our equity ownership interest in Cardinal Holdings of approximately $225 million and a loss on extinguishment of debt of approximately $528 million relating to tender premiums, make-whole amounts, and fees; the write-off of unamortized bond discounts and debt issuance costs; and losses on related derivative instruments. The foregoing loss resulted from the debt refinancing activity we undertook in the first quarter of 2021 (see Note 5 to the consolidated financial statements), which will substantially reduce our ongoing interest expense. Other income (expense), net for these periods also includes fair value adjustments on certain other non-operating assets and liabilities and foreign currency transaction remeasurement gains.

Other income (expense), net for the three and nine months ended September 30, 2020, primarily includes the fair value adjustment on certain assets and liabilities offset by foreign currency transaction remeasurement losses and the settlement recorded for the Reliance Trust claims, which is further described in Note 7 to the consolidated financial statements.

Provision (Benefit) for Income Taxes

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(In millions)				(In millions)
Provision (benefit) for income taxes	$41	$121	$(80)	NM	$246	$94	$152	NM
Effective tax rate	20%	85%			66%	57%

NM = Not meaningful

The effective tax rate for the three months ended September 30, 2020, includes a one-time net remeasurement of certain deferred tax liabilities due to the increase in the U.K. corporate statutory tax rate from 17% to 19% enacted on July 22, 2020, causing a decrease in the effective tax rate for the three months ended September 30, 2021, when compared to the 2020 three-month period. The increase in the effective tax rate for the nine months ended September 30, 2021, is primarily due to the one-time net remeasurement of certain deferred tax liabilities due to the increase in the U.K. corporate statutory tax rate from 19% to 25% effective April 1, 2023, enacted on June 10, 2021.

Segment Results of Operations - Comparisons of three- and nine-month periods ended September 30, 2021 and 2020

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

Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), equity method investment earnings (loss), depreciation and amortization, and excludes certain costs and other transactions that management deems non-operational in nature. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. The non-operational items affecting the segment profit measure generally include the amortization of purchase accounting adjustments as well as acquisition, integration and certain other costs and asset impairments. Adjusted EBITDA also excludes incremental and direct costs resulting from the COVID-19 pandemic. These costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments. Financial information, including details of Adjusted EBITDA, for each of our segments is set forth in Note 11 to the consolidated financial statements.

Merchant Solutions

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(In millions)				(In millions)
Revenue	$1,161	$1,017	$144	14%	$3,303	$2,764	$539	20%
Adjusted EBITDA	$600	$487	113	23	$1,639	$1,241	398	32
Adjusted EBITDA margin	51.7%	47.9%			49.6%	44.9%
Adjusted EBITDA margin basis points change	380				470

Three months ended September 30:

Revenue increased primarily due to easing lockdown restrictions and the continued global economic recovery from the pandemic. Third quarter revenue increased due to higher card-present volumes contributing 12% to growth and card-not-present volumes contributing 5% to growth, which were offset (4%) primarily due to lower volumes from the shifted timing of the U.S. tax filing deadline from the second to the third quarter of 2020. Revenue also benefited from a favorable foreign currency impact contributing 1% to growth and was primarily related to a weaker U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to revenue growth, higher-margin revenue mix and continued expense management.

Nine months ended September 30:

Revenue increased primarily due to easing lockdown restrictions and the continued global economic recovery from the pandemic. For the first nine months, revenue increased due to higher card-present volumes contributing 13% to growth and card-not-present volumes contributing 4% to growth. Revenue also benefited from a favorable foreign currency impact contributing 3% to growth and was primarily related to a weaker U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to revenue growth, higher-margin revenue mix and continued expense management.

Banking Solutions

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(In millions)				(In millions)
Revenue	$1,610	$1,488	$122	8%	$4,729	$4,394	$335	8%
Adjusted EBITDA	$742	$649	93	14	$2,129	$1,868	$261	14
Adjusted EBITDA margin	46.1%	43.6%			45.0%	42.5%
Adjusted EBITDA margin basis points change	250				250

Three months ended September 30:

Revenue increased primarily due to recurring revenue contributing 5% to growth, driven by strong new sales, including newly developed offerings, and increased volumes due to the continued global economic recovery from the pandemic. Non-recurring revenue also contributed 3% to growth, primarily due to the timing of termination fees.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to higher-margin revenue mix and continued expense management.

Nine months ended September 30:

Revenue increased primarily due to recurring revenue contributing 5% to growth, driven by strong new sales, including newly developed offerings, and increased volumes due to the continued global economic recovery from the pandemic. Non-recurring revenue also contributed 2% to growth primarily due to the timing of termination fees. Revenue also benefited from a favorable foreign currency impact contributing 1% to growth and was primarily related to a weaker U.S. Dollar versus the British Pound Sterling and the Euro.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to higher-margin revenue mix and continued expense management.

Capital Market Solutions

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(In millions)				(In millions)
Revenue	$654	$587	$67	11%	$1,908	$1,777	$131	7%
Adjusted EBITDA	$316	$265	51	20	$897	$801	96	12
Adjusted EBITDA margin	48.4%	45.1%			47.0%	45.1%
Adjusted EBITDA margin basis points change	330				190

Three months ended September 30:

Revenue increased primarily due to recurring revenue contributing 4% to growth from strong new sales driving outsourced solutions and services. Non-recurring revenue also contributed 6% driven by strong deal execution in the quarter and favorable renewal timing. Revenue also benefited from a favorable foreign currency impact contributing 1% to growth and was primarily related to a weaker U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to higher-margin revenue mix and continued expense management.

Nine months ended September 30:

Revenue increased primarily due to recurring revenue contributing 3% and non-recurring revenue contributing 3% to growth driven by strong new sales driving outsourced solutions and services. The growth of recurring revenue led to an increase in professional services revenue, with much of the services being delivered in a virtual capacity given the ongoing COVID-19 pandemic. Revenue also benefited from a favorable foreign currency impact contributing 1% to growth and was primarily related to a weaker U.S. Dollar versus the British Pound Sterling and the Euro.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to higher-margin revenue mix and continued expense management.

Corporate and Other

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2021	2020	Change	Change	2021	2020	Change	Change
	(In millions)				(In millions)
Revenue	$82	$105	$(23)	(21)%	$265	$301	$(36)	(12)%
Adjusted EBITDA	$(73)	$(44)	(29)	66	$(253)	$(149)	(104)	70

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from certain non-strategic businesses.

Three and nine months ended September 30:

Revenue decreased primarily due to client attrition in our non-strategic businesses.

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

As of September 30, 2021, the Company had $3,381 million of available liquidity, including $1,390 million of cash and cash equivalents and $1,991 million of capacity available under its Revolving Credit Facility. Approximately $686 million of cash and cash equivalents is held by our foreign entities. The majority of our cash and cash equivalents represents net deposits-in-transit at the balance sheet dates and relates to daily settlement activity and regulatory requirements. Debt outstanding totaled $19.8 billion, with an effective weighted average interest rate of 0.9%.

The Company's liquidity has improved during 2021 as compared to at the onset of the pandemic. However, our liquidity could be impacted if economic conditions deteriorate or as a result of governmental measures that might be imposed in response to the COVID-19 pandemic or any recurrence or related variants thereof.

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

We currently expect to continue to pay quarterly dividends, and we recently announced an intent to increase our dividend payout ratio over the next several years. However, the amount, declaration and payment of future dividends is at the discretion of our Board of Directors and depends on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, the duration and impact of the COVID-19 pandemic, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.39 per common share is payable on December 27, 2021, to shareholders of record as of the close of business on December 13, 2021.

In January 2021, our Board of Directors approved a new share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new share repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the new share repurchase program, the Company repurchased approximately $1.2 billion in shares during the third quarter and approximately 85 million shares remain available for repurchase as of September 30, 2021.

Cash Flows from Operations

Cash flows from operations were $3,697 million and $3,024 million for the nine-month periods ended September 30, 2021 and 2020, respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization. Cash flows from operations increased $673 million in the 2021 period primarily due to the continued global economic recovery from the pandemic, partially offset by working capital timing.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for software (purchased and internally developed) and additions to property and equipment. We invested approximately $877 million and $838 million in capital expenditures (excluding other financing obligations for certain hardware and software) during the nine-month periods ended September 30, 2021 and 2020, respectively. We expect to continue investing in property and equipment, purchased software and internally developed software to support our business.

We received approximately $367 million of cash during the nine months ended September 30, 2021, for the net proceeds from the sale of our equity ownership interest in Cardinal Holdings. We used $469 million of cash (net of cash acquired) during the nine months ended September 30, 2020, primarily for the Virtus acquisition completed on January 2, 2020.

Financing

For more information regarding the Company's debt and financing activity see Note 5 to the consolidated financial statements.

Contractual Obligations

There were no material changes in our contractual obligations through the nine months ended September 30, 2021, in comparison to the table included in our Annual Report on Form 10-K for the year ended December 31, 2020, except as disclosed in Note 5 to the consolidated financial statements.
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

Our fixed rate senior notes (as included in Note 5 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of September 30, 2021. The carrying value, excluding the fair value of the interest rate swaps described below and unamortized discounts, of our senior notes was $16.4 billion as of September 30, 2021. The fair value of our senior notes was approximately $17.2 billion as of September 30, 2021. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, and Revolving Credit Facility (as included in Note 5 to the consolidated financial statements) and interest rate swaps on our fixed-rate long-term debt (collectively, "variable-rate debt"). At September 30, 2021, our weighted-average cost of debt was 0.9% with a weighted-average maturity of 5.7 years; 64% of our debt was fixed rate, and the remaining 36% of our debt was variable rate. A 100 basis-point increase in the weighted-average interest rate on our variable-rate debt would have increased our annual interest expense by $72 million. We performed the foregoing sensitivity analysis based solely on the principal amount of our variable-rate debt as of September 30, 2021. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on principal amounts of variable-rate debt outstanding as of September 30, 2020, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $43 million.

As of September 30, 2021, the following interest rate swaps converting the interest rate exposure on certain of our senior notes from fixed to variable are outstanding (in millions):

		Weighted	Weighted
Notional Amount by		Average	Average
Currency	Maturities	Receive Rate	Pay Rate
$1,854	2029 - 2031	2.74%	1.65%
£925	2029 - 2031	3.00%	2.28%
€500	2024	1.10%	0.33%

By entering into the aforementioned swap agreements, we have assumed risks associated with variable interest rates based upon LIBOR. Changes in the overall level of interest rates affect the interest expense that we recognize. We designated the interest rate swaps as fair value hedges for accounting purposes as described in Note 6 to the consolidated financial statements. A 100 basis-point increase in the 3-month USD LIBOR rate, 6-month GBP LIBOR rate, and 3-month Euribor rate, as applicable, for the interest rate swaps outstanding as of September 30, 2021 and 2020, would increase our annual interest expense by approximately $37 million and $6 million, respectively.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. We generated approximately $725 million and $612 million during the three months and $2,062 million and $1,740 million during the nine months ended September 30, 2021 and 2020, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Brazilian Real, Indian Rupee and Australian Dollar. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three months ended September 30,		Nine months ended September 30,
Currency	2021	2020	2021	2020
Pound Sterling	$44	$35	$127	$100
Euro	8	8	26	24
Real	4	3	10	9
Rupee	3	3	8	7
Australian Dollar	2	3	6	6
Total increase or decrease	$61	$52	$177	$146

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

Part II: OTHER INFORMATION

Item 1A. Risk Factors

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, for a detailed discussion of risk factors affecting the Company. There have been no material changes in the risk factors described therein except for an update to the risk factor included below to reflect the merchant point-of-sale device matter discussed in Business Trends and Conditions within Item 2 of this Quarterly Report.

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

In addition, we generally depend on a number of third parties, both in the United States and internationally, to supply elements of our systems, computers, research and market data, connectivity, communication network infrastructure, other equipment and related support and maintenance. We cannot be certain that any of these third parties will be able to continue providing these services to effectively meet our evolving needs. As described elsewhere in this report, we are currently working to assist our customers in replacing merchant point-of-sale terminals made by a specific vendor. There is currently a shortage of supply for these devices, which may delay or otherwise adversely affect this replacement. If our vendors, or in certain cases vendors of our customers, fail to meet their obligations, provide poor or untimely service, or we are unable to make alternative arrangements for the provision of these services, then we may in turn fail to provide our services or to meet our obligations to our customers, and our business, financial condition and operating results could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended September 30, 2021:

				Maximum number
				of shares that
			Total cost of shares	may yet be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased (1)	Average price	plans or programs (1)	programs (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
July 1-31, 2021	—	$—	$—	94.5
August 1-31, 2021	7.8	$133.53	$1,045.8	86.7
September 1-30, 2021	1.2	$124.60	$150.0	85.5
	9.0		$1,195.8

(1)In January 2021, our Board of Directors approved a new share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new share repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the new share repurchase program, approximately 85.5 million shares remain available for repurchases as of September 30, 2021.

Item 6. Exhibits

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.1	Employment Agreement, effective as of September 2, 2021, by and between Fidelity National Information Services, Inc., and Stephanie Ferris.(1)					*
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 4, 2021	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 4, 2021	By:	/s/ THOMAS K. WARREN
Thomas K. Warren
Chief Accounting Officer (Principal Accounting Officer)