Form 10-K
period 2021-12-31
Fidelity National Information Services, Inc.
filed 2022-02-23
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10-K
________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by nonaffiliates was $87,314,922,669 based on the closing sale price of $141.67 on that date as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant's common stock, $0.01 par value per share, was 609,590,707 as of February 21, 2022.

The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2021, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
2021 FORM 10-K ANNUAL REPORT

Table of Content
Unless stated otherwise or the context otherwise requires, all references to "FIS," "we," "our," "us," the "Company" or the "registrant" are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries. Also, amounts in tables may not sum or calculate due to rounding.

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

We have grown both organically and through acquisitions. Organic growth has been driven by a number of factors, including growth of our customers’ businesses, our internal development of new solutions that enhance our client offerings, and our sales and marketing efforts to expand our customer base and addressable markets. Acquisitions have contributed additional solutions and services that complement or enhance our offerings, diversify our client base, expand our geographic coverage, and provide entry into new and attractive adjacent markets that align with our strategic objectives. We continue to strategically allocate resources to both organic and inorganic growth initiatives to enhance the long-term value of our business.

FIS reports its financial performance based on the following segments: Merchant Solutions ("Merchant"), Banking Solutions ("Banking"), Capital Market Solutions ("Capital Markets") and Corporate and Other. See "Segment Information" below for additional discussion of our solutions and customers. See also Notes 2, 4 and 21 to the consolidated financial statements for additional information about our revenue.

Competitive Strengths

We believe our competitive strengths include the following:

•Brand. FIS has built a highly respected brand known globally for innovation and thought leadership in the financial services and merchant sectors.

•Extensive Domain Expertise and Portfolio Breadth. FIS' significant expertise in the markets and domains we serve has enabled us to bring to market a broad range of innovative software applications and service offerings. This broad portfolio of solutions includes a wide range of flexible service arrangements, from managed processing arrangements, either at the client site or hosted at an FIS location, including data centers or our private cloud, to traditional license and maintenance approaches. This broad solution set allows us to bundle tailored or integrated services to compete effectively.

•Excellent and Long-term Relationships with Clients. A significant percentage of FIS' business with our clients relates to applications and services provided under multi-year, recurring contracts. The nature of these relationships allows us to develop close partnerships with our clients, resulting in high client retention rates. As the breadth of FIS' service offerings has expanded, we have found that our deep and broad access within our clients' organizations presents greater opportunities for cross-selling and up-selling solutions to our clients.

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

Strategy

Our mission is to deliver superior solutions and services to our clients and to expand our client base to generate sustained revenue and earnings growth for our shareholders. Our strategy to achieve this goal is built on the following pillars:

•Build, Buy, or Partner to Add Solutions to Win New Clients and Cross-sell to Existing Clients. We continue to invest in organic growth through internal software development as well as through acquisitions and equity investments that complement and extend our existing solutions and capabilities, providing us with additional solutions to cross sell to existing clients and to capture the interest of new clients. We also partner from time to time with other entities to provide comprehensive offerings to our clients and prospects. By investing in solution innovation, we continue to expand our value proposition to our clients and prospects.
•Support Our Clients Through Innovation. Changing market dynamics, particularly in the areas of digital delivery, information security and regulation, are transforming the way our clients operate, which is driving incremental demand for our integrated solutions and services built around our intellectual property. As clients and prospects evaluate technology, business process changes and vendor risks, our depth of service capabilities enable us to become involved earlier in their planning and design process and assist them as they manage these changes.

•Drive Efficiency and Scalability. We strive to improve the efficiency of our operations through investments in new technologies, processes and infrastructure modernization. We also leverage a one-to-many operating model to drive high incremental margins on revenue growth, while also providing cost-effective solutions for our clients.

•Expansive Distribution. Through our global sales force and strategic commercial partnerships, we drive growth through client additions and through the expansion of existing client relationships in support of our clients' growth ambitions. Our clients across our strategic global markets reach across the size spectrum from large enterprises and financial institutions, including global or multi-national clients, to small businesses and community or regional financial institutions.

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

Segment Information

As a result of the Company's acquisition of Worldpay on July 31, 2019, the Company reorganized its reportable segments in the quarter ended September 30, 2019, into Merchant, Banking, Capital Markets, and Corporate and Other. Reportable segments are organized based on solution offerings and target markets. The Company regularly assesses its portfolio of assets and reclassified certain non-strategic businesses from Merchant, Banking, and Capital Markets into Corporate and Other during the year ended December 31, 2020. These operations represented approximately 3% of 2020 revenue and were recast in all prior-period segment information presented.

Our consolidated results generally do not reflect pronounced seasonality. However, revenue and margins for each segment may reflect stronger or weaker quarters given the nature of our solutions offered. The Merchant business, in particular, is historically subject to seasonal fluctuations in revenue as a result of consumer spending patterns, with Merchant revenue and profitability being strongest in the fourth quarter and weakest in the first quarter. The novel coronavirus and its variants ("COVID-19" or "the pandemic") adversely impacted revenue particularly in Merchant beginning in February 2020 and has had some impact on seasonality seen in past years.

For information about current trends in market demand, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Trends and Conditions."

Table of Content
Revenue by Segment

The table below summarizes our revenue by reporting segment (in millions):

	2021	2020	2019
Merchant Solutions	$4,496	$3,767	$1,942
Banking Solutions	6,396	5,944	5,592
Capital Market Solutions	2,624	2,440	2,318
Corporate and Other	361	401	481
Total Consolidated Revenue	$13,877	$12,552	$10,333

Merchant Solutions ("Merchant")

The Merchant segment is focused on serving merchants of all sizes globally, enabling them to accept, authorize and settle electronic payment transactions. Merchant includes all aspects of payment processing, including value-added services, such as security, fraud prevention, advanced data analytics, foreign currency management and numerous funding options. Merchant serves clients in over 100 countries. Our Merchant clients are highly diversified, including global enterprises, national retailers, and small- to medium-sized businesses ("SMB"). The Merchant segment utilizes broad and varied distribution channels, including direct sales forces and multiple referral partner relationships that provide us with access to new and existing markets.

Our solutions in this segment include the following:

•Enterprise. Our enterprise acquiring solutions primarily focus on enabling both card-present and omni-channel payment acceptance for North American clients with more than $5 million in annual sales volume as well as all international clients.

•Software-led SMB. Our software-led SMB acquiring solutions primarily focus on North American clients with less than $5 million in annual sales volume. These clients typically leverage software to accept payments, and we employ independent software vendor ("ISV") and other partnership models to distribute our solutions and services to these clients. Integrating our merchant acquiring capabilities into software created by partners enables us to serve a diversity of industry verticals and sub-verticals.

•Global eCommerce. Our global eCommerce solutions primarily provide card-not-present merchant acquiring capabilities to digitally focused merchants that primarily sell their goods and services online. Our platforms enable both domestic and international capabilities, providing a customizable and scalable solution to our clients with best-in-class authorization rates.

Banking Solutions ("Banking")

The Banking segment is focused on serving financial institutions of all sizes with core processing software, transaction processing software and complementary applications and services, many of which interact directly with core processing software. We sell these solutions and services on either a bundled or stand-alone basis. Clients in this segment include global financial institutions, U.S. regional and community banks, credit unions and commercial lenders, as well as government institutions and other commercial organizations. Banking serves clients in more than 100 countries. We provide our clients integrated solutions characterized by multi-year processing contracts that generate highly recurring revenue. The predictable nature of cash flows generated from the Banking segment provides opportunities for further investments in innovation, integration, information and security, and compliance in a cost-effective manner.

Our solutions in this segment include the following:

•Core Processing and Ancillary Applications. Our core processing software applications are designed to run banking processes for our financial institution clients, including deposit and lending systems, customer management, and other central management systems. Clients use these applications to maintain the primary records of their customer accounts. Our diverse selection of market-focused core processing software applications enables FIS to compete effectively in a wide range of markets. We continue to invest in our core modernization efforts to further differentiate our offerings for the long term. We also offer a number of services that are ancillary to the primary applications listed above, including branch automation, back-office support systems and compliance support.

Table of Content
•Digital, including Internet, Mobile and eBanking. Our comprehensive suite of retail delivery applications enables financial institutions to integrate and streamline customer-facing operations and back-office processes, thereby improving customer interaction across all channels (e.g., branch offices, internet, mobile, ATM, and call centers). FIS' focus on consumer access has driven significant market innovation in this area, with multi-channel and multi-host solutions and a strategy that provides tight integration of services and a seamless customer experience. We have been providing our large regional banking customers in the U.S. with Digital One, an integrated digital banking platform, and are now adding functionality and offering Digital One to our community bank clients. Digital One is integrated into several of the core banking platforms offered by FIS and is also offered to customers of non-FIS core banking systems.

•Fraud, Risk Management and Compliance. Our decision solutions offer a spectrum of options that cover the account lifecycle from helping to identify qualified account applicants to managing existing customer accounts and fraud. Our applications enable Know Your Customer, new account decisioning and opening, account and transaction management, fraud management and collections. Our risk management services use our proprietary risk management models and data sources to assist in detecting fraud and assessing the risk of opening a new account. Our systems use a combination of advanced authentication procedures, predictive analytics, artificial intelligence modeling and proprietary and shared databases to assess and detect fraud risk for deposit transactions for financial institutions.

•Card and Retail Payment. Our card and retail payment technology and services allow clients to issue VISA®, MasterCard® or other payment network-branded credit and debit cards or other electronic payment cards for use by both consumer and business accounts. Card transactions continue to increase as a percentage of total point-of-sale payments, which fuels continuing demand for card-related services. We offer EMV (Europay, MasterCard and Visa) integrated circuit cards, often referred to as chip cards, as well as a variety of stored-value card types and loyalty programs, including our Premium Payback service that allows our financial institutions' customers to use loyalty points at a variety of merchant point-of-sale systems. Our integrated services range from card production and activation to processing to an extensive range of fraud management services and value-added loyalty programs designed to increase card usage and fee-based revenue for financial institutions and merchants. The majority of our programs are full service, including most of the operations and support necessary for an issuer to operate a credit card program. We do not make credit decisions for our card issuing clients. We are also a leading provider of prepaid card services, which include digital cards, gift cards and reloadable cards, with end-to-end solutions for development, processing and administration of stored-value programs, including government benefit programs. Our closed-loop gift card solutions and loyalty programs provide merchants compelling solutions to drive consumer loyalty.

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

Table of Content
needs. We provide our card personalization fulfillment services for branded credit cards and branded and non-branded debit and prepaid cards.

Capital Market Solutions ("Capital Markets")

The Capital Markets segment is focused on serving global financial services clients with a broad array of buy- and sell-side solutions. Clients in this segment operate in more than 100 countries and include asset managers, buy- and sell-side securities brokerage and trading firms, insurers, private equity firms, and other commercial organizations. Our buy- and sell-side solutions include a variety of mission-critical applications for recordkeeping, data and analytics, trading, financing and risk management. Capital Markets clients purchase our solutions and services in various ways including licensing and managing technology "in-house," using consulting and third-party service providers, as well as procuring fully outsourced end-to-end solutions. Our long-established relationships with many of these financial and commercial institutions generate significant recurring revenue. We have made, and continue to make, investments in modern platforms, advanced technologies, open APIs, machine learning and artificial intelligence, and regulatory technology to support our Capital Markets clients.

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

•Global Trading. Our trading solutions provide trade execution, data and network solutions to financial institutions, corporations and municipalities in North America, Europe and other global markets across a variety of asset classes. Our trade execution and network solutions help both buy- and sell-side firms improve execution quality, decrease overall execution costs and address trade connectivity challenges.

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

Sales and Marketing

Our sales personnel have expertise in particular solutions and markets as well as across our various client segments. We believe that focusing our expertise on clients in specific markets and tailoring integrated solution sets to participants in those markets enables us to better serve our clients and makes our offerings more attractive to prospects. We target the majority of our prospects via direct and/or indirect field sales, as well as inbound and outbound lead generation, telesales and virtual sales efforts.

Table of Content

Our global marketing team develops and leads the execution of global, industry-specific and geographic-based strategic marketing plans in support of the segments' reputation and relationship building goals in addition to their revenue and profitability goals. Key components of our strategic plans include brand amplification and digital enablement; market and competitive research; voice of the customer and client engagement; thought leadership; integrated go-to-market programs; internal communications and readiness; journalists and social media engagement, industry analyst relations; client events; trade shows; high-touch client programs; demand generation campaigns; account- and deal-based marketing programs; collateral development and management across digital and online channels; and the launch of new products to market.

Patents, Copyrights, Trademarks and Other Intellectual Property

In general, we own the intellectual property and proprietary rights that are necessary to conduct our business and are important to our future success, including trademarks, trade names, trade secrets, copyrights and patents. We license certain items from third parties under arms-length agreements for varying terms, including some "open source" licenses.

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

Competition

The markets for our solutions and services are intensely competitive. Depending on the business line, our primary competitors include, but are not limited to, internal technology or software development departments within financial institutions or other large companies, merchant acquirers, global eCommerce providers, global and regional companies providing payment services, third-party payment processors, securities exchanges, asset managers, card associations, clearing networks or associations, trust companies, independent computer services firms, companies that develop and deploy software applications, companies owned by global banks selling new competitive solutions, companies that provide customized development, implementation and support services, emerging technology innovators, and business process outsourcing companies. Many of these companies compete with us across multiple solutions, markets and geographies. Some of these competitors possess greater financial, sales and marketing resources than we do. Competitive factors impacting the success of our solutions and services include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, the ability to maintain, enhance and support the applications or services, price and overall relationship management. We believe that we compete vigorously in each of these categories. In addition, we believe our domain expertise, combined with our ability to offer multiple applications, services and integrated solutions, enhances our competitiveness against companies with more limited offerings. Our ability to innovate and scale digital payments and services during the COVID-19 pandemic has been a competitive advantage as well.

Research and Development

Our research and development activities primarily relate to the modernization of our proprietary core processing software applications and the design and development of next generation digital solutions, processing systems, software applications and risk management platforms. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and software applications, to develop new and innovative software applications and systems to address emerging technology trends in response to the needs of our clients and to enhance the capabilities of our outsourcing infrastructure. In addition, we intend to offer services compatible with new and emerging delivery channels.

As part of our research and development process, we evaluate current and emerging technology for compatibility with our existing and future software platforms. To this end, we engage with various hardware and software vendors in the evaluation of various new and existing technologies. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. We typically utilize enterprise license agreements or strive to ensure that either alternative suppliers or transfer rights exist in order to ensure the continuity of supply of third-party technology components used in the development of our software applications and service offerings. As a result, we are not materially dependent upon any third-party technology components. Third-party software may be used for highly specialized business functions depending on our ability to develop the functionality internally within time and budget constraints. Additionally, third-party software may be used for routine, commonplace functions within a technology platform environment. We work with our clients to determine the appropriate timing and approach to introduce technology or infrastructure changes to our applications and services. During

Table of Content
the years ended December 31, 2021, 2020 and 2019, we incurred research and development costs that were non-capitalizable of approximately 2% to 4% of revenue.

Government Regulation

Our services are subject to a broad range of complex federal, state, and international regulations and requirements, as well as requirements under the rules of self-regulatory organizations including, without limitation, federal truth-in-lending and truth-in-savings rules, state money transmission laws, state cybersecurity protection laws, data protection and privacy laws, usury laws, laws governing state trust charters, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Bank Service Company Act, the Bank Secrecy Act, the USA Patriot Act, the Internal Revenue Code, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act, the Community Reinvestment Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Securities Exchange Act of 1934, the Investment Advisors Act of 1940 (the "1940 Act"), anti-corruption laws including the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, the rules and regulations of the Financial Industry Regulatory Authority ("FINRA"), the Securities and Exchange Commission ("SEC"), the Federal Financial Institutions Examination Council ("FFIEC"), the Consumer Financial Protection Bureau ("CFPB"), the Financial Conduct Authority in the U.K. ("FCA") and the Payment Systems Regulator in the U.K. ("PSR"), De Nederlandsche Bank ("DNB") in the Netherlands, the Ministry of Economy, Trade and Industry in Japan ("METI"), Bank Negara in Malaysia and state financial services regulators (including enforcement of state cybersecurity laws). The compliance of our services and applications with these and other applicable laws and regulations depends on a variety of factors, including the manner in which our clients use them. In some cases, we are directly subject to regulatory oversight and examination. In other cases, our clients are contractually responsible for determining what is required of them under applicable laws and regulations and utilize our solutions and services to achieve compliance with those laws and regulations. In either case, the failure of our services to comply with applicable laws and regulations may result in suspension or revocation of the permission-based regulatory licenses, restrictions on our ability to provide those services, the imposition of civil fines and/or criminal penalties, and/or reputational damage. Further, regulatory authorities have the power to, among other things, enjoin "unsafe or unsound" practices, require affirmative actions to correct any violation or practice, issue administrative orders that can be judicially enforced and direct the sale of subsidiaries or other assets. We may be adversely affected by increased regulatory scrutiny or related negative publicity.

The principal areas of regulation impacting our business are the following:

•Oversight by Banking Regulators. As a provider of electronic data processing and back-office services to financial institutions, FIS is subject to regulatory oversight and examination by the FFIEC, an interagency body of federal banking regulators including the Federal Deposit Insurance Corporation ("FDIC"), the Office of the Comptroller of the Currency ("OCC"), the Board of Governors of the Federal Reserve System ("FRB"), the National Credit Union Administration ("NCUA") (collectively, the Federal Banking Agencies or "FBA") and the CFPB, as part of the Multi-Regional Data Processing Servicer ("MDPS") program. The MDPS program includes technology suppliers that provide mission-critical applications for a large number of financial institutions that are regulated by multiple regulatory agencies. Periodic information technology examination assessments are performed using FFIEC Interagency guidelines to identify potential risks that could adversely affect serviced financial institutions, determine compliance with applicable laws and regulations that affect the services provided to financial institutions and ensure the services we provide to financial institutions do not create systemic risk to the banking system or impact the safe and sound operation of the financial institutions we process. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our clients. We are also subject to review and examination by state and international regulatory authorities under state and foreign laws and rules that regulate many of the same activities that are described above, including electronic data processing, payments and back-office services for financial institutions and the use of consumer information.

Our U.S.-based wealth and retirement business holds a charter in the state of Georgia which makes us subject to the regulatory compliance requirements of the Georgia Department of Banking and Finance. As a result, we are also authorized to provide trust services in various additional states subject to additional applicable state regulations.

•Oversight by Securities Regulators. Our subsidiary that conducts our broker-dealer business in the U.S. is registered as a broker-dealer with the SEC, is a member of FINRA, and is registered as a broker-dealer in numerous states. Our broker-dealer is subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including our broker-dealer. State securities regulators and various exchanges, including the New York

Table of Content
Stock Exchange, also have regulatory or oversight authority over our broker-dealer. Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, public and private securities offerings, use and safekeeping of customers' funds and securities, capital structure, record keeping, the financing of customers' purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, we are subject to the SEC's uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

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

•Payment Services Oversight. Our payment services business is a technology service provider to U.S. financial institutions and is, therefore, subject to oversight and examination by the FFIEC. Our payment services businesses are also subject to regulation, supervision, and enforcement authority of numerous governmental and regulatory bodies in the jurisdictions in which they operate, which include the CFPB, the DNB in the Netherlands, the METI in Japan, Bank Negara in Malaysia and the FCA and the PSR in the U.K. These various regulatory regimes require compliance in respect of many aspects of our payment services business including without limitation corporate governance and oversight functions, capital requirements, liquidity, safeguarding, fee regulation adherence, technology and cyber resilience, anti-money laundering and sanctions. Because the PSR is an economic regulator in the U.K., it has the power to apply remedies in relation to the functioning of the card acquiring market in the U.K. The European Commission also has overall authority to enforce and establish new standards or guidance. which may require banks and authorized payments providers in our Merchant business to modify current pricing and fee structures in the European Union ("E.U.").

•Sanctions/Anti-Money Laundering. We are subject to certain economic and trade sanctions programs that are administered by the U.S. Treasury's Office of Foreign Assets Control (referred to as "OFAC"), which prohibit or restrict transactions to or from, or dealings with, specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. Similar anti-money laundering laws, including the U.K. Criminal Finances Act, apply to movements of currency and payments through electronic transactions and to dealings with persons specified in lists maintained by the country equivalents to OFAC in several other countries. We have implemented policies, procedures, and internal controls that are designed to comply with the regulations and economic sanctions programs administered by OFAC, as well as all other applicable anti-money laundering laws and regulations. Those policies and procedures require the screening of third parties with which the Company does business, including clients and vendors.

•Privacy and Data Protection. The Company is subject to an increasing number of privacy and data protection laws, regulations and directives globally (referred to collectively as "Privacy Laws"), many of which place restrictions on the Company's ability to efficiently transfer, access and use personal data across its business. The legislative and regulatory landscape for privacy and data protection continues to evolve.

Table of Content

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

The Company is subject to the E.U.'s General Data Protection Regulation ("GDPR"), which applies to all organizations processing the personal data of individuals in the E.U., regardless of where such organization is based. The GDPR has heightened our data protection compliance obligations, impacted our businesses' collection, processing and retention of personal data and imposed stricter standards for reporting data breaches. In June 2021, the European Commission issued new Standard Contractual Clauses ("SCCs"), and the European Data Protection Board ("EDPB") issued the final version of its recommendations in response to the Court of Justice of the European Union's decision in Data Protection Commissioner v. Facebook Ireland Ltd, Maximilian Schrems (known as the "Schrems II" case). These new clauses and guidance require us to update contracts with third parties, to implement new processes, and to undertake supplemental measures for transfers of personal information to certain countries, including the U.S. The U.K. Information Commissioner's Office ("ICO") has announced that the U.K. will issue separate revised SCCs as a result of the breach. Compliance with these new and evolving regulations may require us to change our policies, procedures and operational infrastructure, which could be time-consuming and costly. The GDPR also imposes significant penalties for non-compliance.

Certain operations of the Company are also subject to the California Consumer Privacy Act ("CCPA"), the California Privacy Rights Act ("CPRA"), the Virginia Consumer Data Protection Act ("VCDPA"), and other similar state laws that provide consumers with additional data protection rights, including the right to be informed about the personal information collected by third parties and the use of that personal information, and impose obligations on companies in connection with the use of personal information. Further, certain operations of the Company became subject to the Brazilian General Personal Data Protection Act in August 2020 and the Chinese Personal Information Protection Law in November 2021. The Company has adopted a comprehensive global privacy program to assess and manage these evolving risks and continues to monitor new data privacy laws throughout the jurisdictions in which we do business, including data localization requirements in applicable jurisdictions.

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

•Consumer Reporting and Protection. Our decision solutions subsidiary, ChexSystems, maintains a database of consumer information used to provide various account opening services including credit scoring analysis and is subject to the Federal Fair Credit Reporting Act ("FCRA") and similar state laws. The FCRA regulates consumer reporting agencies ("CRAs"), including ChexSystems, and governs the accuracy, fairness, and privacy of information in the files of CRAs that engage in the practice of assembling or evaluating certain information relating to consumers for certain specified purposes. CRAs are required to follow reasonable procedures to assure maximum possible accuracy of information concerning the individual about whom the report relates and, if a consumer disputes the accuracy of any

Table of Content
information in the consumer's file, to conduct a reasonable investigation within statutory timelines. The FCRA imposes many other requirements on CRAs and users of consumer report information. Regulatory enforcement of the FCRA is under the purview of the United States Federal Trade Commission, the CFPB, and state attorneys general, acting alone or in concert with one another. CRAs are also regulated by a number of states, including New York, with consumer reporting laws that are not pre-empted by the FCRA. In furtherance of our objectives of data accuracy, fair treatment of consumers, protection of consumers' personal information, and compliance with these laws, we have made considerable investment to maintain a high level of security for our computer systems in which consumer data resides, and we maintain consumer relations call centers to facilitate accurate and timely handling of consumer requests for information and handling disputes. We also are focused on ensuring our operating environments safeguard and protect consumer's personal information in compliance with these laws.

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

FIS remains focused on making strategic investments in information security to protect our clients and our information systems. These investments include both capital expenditures and operating expenses related to hardware, software, personnel and consulting services. We also participate in industry and governmental initiatives to improve information security for our clients. Through the expertise we have gained with this ongoing focus and involvement, we have developed fraud, security, risk management and compliance solutions to target this growth opportunity in the financial services industry.

For more information on Information Security, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Table of Content
Human Capital Management

Employee Population

As of December 31, 2021, we had more than 65,000 employees, including over 40,000 employees principally employed outside of the U.S. None of our U.S. workforce currently is unionized. Approximately 12,000 of our employees, primarily in Brazil and Europe, are represented by labor unions or works councils.

Health and Safety

The health and safety of our employees is a key priority. In 2021, we hired our first ever Global Head of Well-Being to lead our efforts related to all aspects of employee wellness. Throughout the COVID-19 pandemic, we have leveraged our company-wide Pandemic Plan and Crisis Management team to ensure we are caring for the needs of our employees. We continue to follow safety protocols and procedures throughout our facilities for employees who continued to work on site. In addition, for employees impacted by COVID-19, we have provided enhanced paid time off to deal with personal illness or to care for family members, and we have expanded FIS Cares globally to assist our colleagues in need. FIS Cares is a colleague-funded giving program designed to help our employees in times of need.

Corporate Culture/Inclusion and Diversity

Our culture stems from embracing our corporate values as we work together to win as one team, lead with integrity and strive to be the change for our colleagues, clients and communities. The Company believes that inclusion and diversity are at the core of our corporate values. The diversity of our workforce helps us use our collective strengths to innovate and deliver the best products and solutions for our clients. Our Board of Directors and senior leaders are united in championing inclusion and diversity within our workforce through their leadership in prioritizing equality and diversity in our human resource decision making throughout the Company. The Company sponsors Inclusion Networks, which are led by employees who share common backgrounds and experiences. These groups support their members while promoting the Company's overall goal of fostering an inclusive work environment. Current FIS Inclusion Networks include Women, Asian, Black, Latinx, Disability, LGBTQ+, Rising Professionals, Veterans, and Working Families, all governed by an Enterprise Inclusion & Diversity Council which includes participation and leadership of senior executives of the Company. The Chief Executive Officer and the Chief People Officer regularly update the Company's Board of Directors on human capital management and inclusion and diversity initiatives.

Talent Management

Our colleagues are primary stakeholders in our organization, and we are strategic in attracting talent that adds to our collective strengths to innovate and deliver an exemplary client experience. We have increased our hiring program for recent college graduates who are critical to building our pipeline of future leaders, and for those who remain with us, we have implemented a program to help pay down their college tuition debt. We have an inclusive culture where employees receive the development needed to grow their careers and deliver high-quality outcomes. Our practices include a comprehensive performance feedback culture that includes quarterly performance reviews, access to a variety of online and self-paced learning resources, as well as virtual and face-to-face development offerings, targeted development programs for high-potential and senior management employees, opportunities to apply for open roles to move within the Company and executive-level succession planning.

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

Risks Related to Our Business and Operations

The extent to which the COVID-19 pandemic and measures taken in response thereto impact our business, results of operations, liquidity and financial condition will depend on the effectiveness of vaccines and other medical developments to further decrease the spread of COVID-19 and its impact on global and local economies.

Global health concerns relating to COVID-19 and related government actions taken to reduce the spread of the virus have continued to weigh on the macroeconomic environment, but the impact of COVID-19 on global and local economies has been reduced in areas where such governmental actions, including the distribution of vaccines, have been more widespread. Economic activity increased in many areas throughout 2021, including, most notably, an increase in consumer and business spending by digital methods compared to 2020 when the impact of COVID-19 first arose. In the fourth quarter of 2021, some governmental restrictions were re-imposed based upon a resurgence of COVID-19 in many areas of the U.S. and Europe, which resulted in an adverse impact on payment volumes and transactions compared to those anticipated following the easing of restrictions in the prior two quarters. In addition, we have continued to see adverse impacts on spending in discretionary spending verticals, including travel, airlines and restaurants. These changes in spending affected our business, results of operations and financial condition throughout 2021 and will likely continue to have such an impact in 2022, although the magnitude and duration of their ultimate effect is not possible to predict. The distribution of vaccines against COVID-19 curtailed the impact of the pandemic in 2021 in many of the larger countries in which we do business, but the timing of a complete recovery remains uncertain as new variants of COVID-19 continue to evolve and spread.

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
•increased cyber and payment fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption, given increased online banking, eCommerce and other online activity;
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

Additional uncertainty is added in the U.S. by conflicting federal and state laws, regulations and executive orders regarding whether vaccinations for COVID-19 may be required in the workplace. Until challenges to these laws are finally decided by the courts, there is uncertainty as to what businesses may require for employees to return to the workplace. We have modified our business practices to allow for more hybrid schedules as to when employees need to be in the office in an attempt to meet the changes in the workplace in today's world, as well as allowing continued work from home, at least temporarily, where appropriate to accommodate others not taking the vaccine in order to provide a safe workplace. There is no certainty that such measures will be sufficient to mitigate all of the risks posed by the virus or will otherwise be satisfactory to government authorities. Further, the ability of our senior management and employees to get to work has been disrupted across multiple locations, whether in their own offices or at client sites, due, among other things, to government work and travel restrictions, including mandatory shutdowns.

In addition, we have extended at times during the pandemic higher-than-usual levels of credit to our merchant clients as part of funds settlement in connection with payments to their customers, for, among other things, refunds for cancelled trips and events. If the speed of repayments to us by our merchant clients is substantially slower than expected over an extended period

Table of Content
of time, or if our merchant clients cease operations such that we are unable to collect on the credit advanced by us for these payments or for any chargeback liability, it could have a material adverse effect on our liquidity, results of operations and financial condition.

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which remain uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic and its variants, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. We may experience materially adverse impacts to our business as a result of the pandemic's global economic impact, including the availability of credit and our ability to comply with the covenants of our credit agreement, adverse impacts on our liquidity, our ability to meet our deleveraging targets, and any recession that has occurred or may occur in the future. Such impacts may also have a material effect on one or more of the estimates and assumptions used to evaluate goodwill impairment and could result in future goodwill impairment.

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
FIS electronically receives, processes, stores and transmits sensitive business information of its clients. In addition, FIS collects personal consumer data, such as names and addresses, social security numbers, driver's license numbers, cardholder data and payment history records. Such information is necessary to support our clients' transaction processing and to conduct our check authorization and collection businesses. The uninterrupted operation of information systems, as well as the confidentiality of the customer/consumer information that resides on such systems, is critical to the successful operation of FIS. For that reason, cybersecurity is one of the principal operational risks FIS faces as a provider of services to financial institutions. If FIS fails to maintain an adequate security infrastructure, adapt to emerging security threats, or implement sufficient security standards and technology to protect against security breaches, the confidentiality of the information FIS secures could be compromised. Unauthorized access to the computer systems or databases of FIS could result in the theft or publication of confidential information, the deletion or modification of records, damages from legal actions from clients and/or their customers, or otherwise cause interruptions in FIS' operations and damage to its reputation. These risks are greater with increased information transmission over the internet, the increasing level of sophistication posed by cyber criminals, nation state-sponsored cyber attacks and the integration of FIS systems with those of acquired companies.

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

Table of Content
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

As the Merchant industry fragments into new non-traditional payment and asset types, siloed expertise, new geographies and different markets, our competitors in this segment are increasing in number. FIS is currently facing new competitive pressure from non-traditional payment processors and other parties entering the payments industry, which may compete in one or more of these areas. These competitors have significant financial resources and robust networks and are highly regarded by consumers. If these competitors gain a greater share of total electronic payments transactions, or if we are unable to successfully react to changes in the industry spurred by the entry of these new market participants, then it could have a material adverse effect on FIS' business, financial condition and results of operations. See "Item 1. Business, Competition."

Global economic, political and other conditions, including business cycles and consumer confidence, may adversely affect our clients or trends in consumer spending, which may adversely impact the demand for our services and our revenue and profitability.

A significant portion of our revenue is derived from transaction processing fees. The global transaction processing industries depend heavily upon the overall level of consumer, business and government spending. Any change in economic

Table of Content
factors, including a sustained deterioration in general economic conditions or consumer confidence, particularly in the U.S., or inflation and increases in interest rates in key countries in which we operate may adversely affect consumer spending, consumer debt levels and credit and debit card usage, and as a result, adversely affect our financial performance by reducing the number or average purchase amount of transactions that we service. Supply chain issues globally, including those caused by the COVID-19 pandemic, can slow down the provision of parts for our products, such as chips in EMV cards, and could adversely impact revenue.

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

Particularly with respect to our Capital Markets segment, our operating results may fluctuate from period to period and be difficult to predict in a particular period due to the timing and magnitude of software license sales and other factors. We offer a decreasing number of our software solutions on a license basis, which means that the customer has the right to run the software on its own or a third party's hardware. We generally recognize license revenue when the license contract is signed, the software is delivered, and the term has begun. The value of the license often depends on a number of customer-specific factors, such as the number of customer locations, users or accounts. The sales cycle for a software license may be lengthy and take unexpected turns. Thus, it is difficult to predict when software sales will occur or how much revenue they will generate. Because there are few incremental costs associated with software sales, our operating results may fluctuate from quarter to quarter and year to year due to the timing and magnitude of software sales. Conversion of clients from licenses to BPaaS solutions, while resulting in longer-term contracts, may result in uneven short-term results as one-time license fees are replaced by recurring revenue. Our results may also vary as a result of pricing pressures, increased cost of equipment, the evolving and unpredictable markets in which our solutions and services are sold, changes in accounting principles, and competitors' new solutions or services.

Failure to obtain new clients or renew client contracts on favorable terms could adversely affect results of operations and financial condition.

We may face pricing pressure in obtaining and retaining our clients. Larger clients in particular may use their negotiating leverage to seek price reductions from us when they renew a contract, when a contract is extended, or when the client's business has significant volume changes. Larger clients may also reduce services if they decide to move services in-house. Further, our smaller and mid-size clients may also exert pricing pressure, particularly upon renewal, due to competition or other economic needs or pressures being experienced by the client. On some occasions, this pricing pressure results in lower revenue from a client than we had anticipated based on our previous agreement with that client. This reduction in revenue could adversely affect our business, operating results and financial condition.

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

Many of our services are based on sophisticated software and computing systems, and we may encounter delays when developing new technology solutions and services. Further, the technology solutions underlying our services have occasionally contained, and may in the future contain, undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technologies on platforms used by our clients, or our clients may cancel a project after we have expended significant effort and resources to complete an installation. Finally, our systems and operations could be exposed to damage or interruption from fire, floods, hurricanes, earthquakes, tornadoes, typhoons, drought, high-winds, severe weather events, other natural disasters, power loss, telecommunications failure,

Table of Content
unauthorized entry and computer viruses. Defects in our technology solutions, errors or delays in the processing of electronic transactions, or other difficulties could result in (i) interruption of business operations; (ii) delay in market acceptance; (iii) additional development and remediation costs; (iv) diversion of technical and other resources; (v) loss of clients; (vi) negative publicity; or (vii) exposure to liability claims. Any one or more of the foregoing could have an adverse effect on our business, financial condition and results of operations. Although we attempt to limit our potential liability through controls, including system redundancies, security controls, application development and testing controls, and disclaimers and limitation-of-liability provisions in our license and client agreements, we cannot be certain that these measures will always be successful in preventing disruption or limiting our liability.

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

Because the Company is a technology service provider to U.S. financial institutions, it is subject to regular oversight and examination by the FBA, each of which is a member of the FFIEC, an interagency body of federal banking regulators. The FBA have broad discretion in the implementation, interpretation and enforcement of banking and consumer protection laws and use the FFIEC's uniform principles, standards and report forms in their review of bank service providers like FIS. A failure to comply with these laws, or a failure to meet the supervisory expectations of the banking regulators, could result in adverse action against the Company. The regulators have the power to, among other things, enjoin "unsafe or unsound" practices; require affirmative actions to correct any violation or practice; issue administrative orders that can be judicially enforced; direct the sale of subsidiaries or other assets; and assess civil money penalties.

The Company is also subject to ongoing supervision by regulatory and governmental bodies across the world, including economic and conduct regulators, such as the FCA and PSR in the U.K., the DNB in the Netherlands, and regulatory and governmental bodies responsible for issuing anti-money laundering, anti-bribery, and global economic sanctions regulations. These various regulatory regimes require compliance across many aspects of our merchant activities in respect of capital requirements, safeguarding, training, authorization and supervision of personnel, systems, processes and documentation. As we continue to grow our global eCommerce business around the world, we will become subject to additional countries' regulations governing merchant acquiring and related payments matters.

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

The Consumer Financial Protection Bureau ("CFPB") continues to establish rules and regulations for regulating financial and non-financial institutions and providers to those institutions to ensure adequate protection of consumer privacy and to ensure consumers are not impacted by deceptive business practices, as well as provide examination and supervisory authority over consumer reporting agencies, including ChexSystems. These rules and regulations govern our clients or potential clients

Table of Content
and also govern certain of our businesses. These regulations have resulted, and may further result, in the need for FIS to make capital investments to modify our solutions and services to facilitate our clients' and potential clients' compliance, as well as to deploy additional processes or reporting to comply with these regulations. The Biden administration has projected that it may expand the reach of this agency. In the future, we may be subject to additional expense to ensure continued compliance with applicable laws and regulations and to investigate, defend and/or remedy actual or alleged violations. Further, requirements of these regulations have resulted, and could further result, in changes in our business practices, our clients' business practices and those of other marketplace participants that may alter the delivery of services to consumers, which have impacted, and could further impact, the demand for our software and services as well as alter the types or volume of transactions that we process on behalf of our clients. As a result, these requirements, or proposed or future requirements, could have an adverse impact on our financial condition, revenue, results of operations, prospects for future growth and overall business.

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

One of our subsidiaries is an SEC registered broker-dealer in the U.S. and is subject to the financial and operational rules of FINRA, and others are authorized by the FCA to conduct certain regulated business in the U.K. Our transfer agent business is also regulated by the SEC and other regulators around the world. Domestic and foreign regulatory and self-regulatory organizations, such as the SEC, FINRA, and the FCA, can, among other things, fine, censure, issue cease-and-desist orders against, and suspend or expel a broker-dealer or its officers or employees for failure to comply with the many laws and regulations that govern brokerage activities. Regulations affecting the brokerage industry may change, which could adversely affect our financial results.

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

Moreover, the legislative and regulatory landscape continues to evolve, and we expect that it may cover alternative payment types, including cryptocurrency. Any failure to comply with such laws could expose us to liability and/or reputational damage. Financial crimes laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance and associated recordkeeping costs or require us to change our business practices in a manner adverse to our business.

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

Table of Content
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

Table of Content
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
Privacy laws, such as the GDPR in the E.U., continue to develop in unpredictable ways. The Company is also subject to the California Consumer Privacy Act and laws in various other states, the Brazilian General Personal Data Protection Act, and new privacy laws in India and the Asia Pacific region. Failure to comply with these new laws could result in significant penalties, damage to our brand and loss of business. The Company has incurred, and will continue to incur, costs to comply with these new laws. There are also several additional privacy laws being considered by state legislatures, the federal legislature and countries around the world; as a result, a more substantial compliance effort with varying regimes in different jurisdictions is considered probable in the future, which will increase the costs and complexities of the business. Moreover, privacy laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance and associated recordkeeping costs or require us to change our business practices in a manner adverse to our business and incur additional costs. Data localization requirements in evolving data protection laws could also increase the cost and alter the approach to housing data around the world. In addition, our businesses are increasingly subject to laws and regulations relating to surveillance, encryption and data onshoring in the jurisdictions in which we operate. Compliance with these laws and regulations may require us to change our technology for information security, operational infrastructure, policies and procedures, which could be time-consuming and costly.

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

Table of Content
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

Table of Content
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

Our Merchant business has a significant amount of business in, and services clients in, the U.K. We also have other business and operations in the U.K. and the E.U. The U.K. left the E.U. ("Brexit") on January 31, 2020, pursuant to the terms of a withdrawal agreement concluded between the U.K. Government and the Council of the E.U. The withdrawal agreement included a transition period until December 31, 2020, during which time the U.K. followed the E.U.'s rules and regulations and remained in the single market and customs union while the future terms of the U.K.’s relationship with the E.U. were being negotiated. That transition period has now ended. On December 24, 2020, the U.K. and the E.U. announced they had struck a new bilateral trade and cooperation deal governing the future relationship between the U.K. and the E.U. (the "Trade and Cooperation Agreement"), which sets out the principles of the relationship between the E.U. and the U.K. following the end of the transition period. The Trade and Cooperation Agreement was initially applied on a provisional basis and subsequently entered into force on May 1, 2021. However, the Trade and Cooperation Agreement is only part of the overall package of agreements reached. Other supplementing agreements include a series of joint declarations on a range of important issues where further cooperation is foreseen, including a memorandum of understanding ("MoU") establishing a framework for regulatory cooperation in financial services. The MoU states that the E.U. and the U.K. will discuss how to move forward with equivalence determinations in relation to financial services. The application of the MoU and its effect on our business and the regulatory regime in which we operate is uncertain. It should be noted that even if equivalence arrangements for certain sectors of the financial services industry are agreed, market access is unlikely to be as comprehensive as the market access that the U.K. experienced through its E.U. membership.

As a result, there remains unavoidable uncertainties related to Brexit, and although the potential impact of Brexit on our business cannot be fully assessed until the new relationship between the U.K. and E.U. is developed and defined, and the U.K. negotiates, concludes and implements successor trading arrangements with other countries, Brexit is likely to result in ongoing political, legal and economic uncertainty in the U.K. and wider European markets. Such uncertainty could cause volatility in currency exchange rates, in interest rates, and in E.U., U.K. or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions, regulatory agencies, and financial markets, and may cause clients to closely monitor their costs and reduce their spending on our solutions and services.

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

The international operations of FIS represented approximately 26% of our total 2021 revenue and are largely conducted in currencies other than the U.S. Dollar, including the British Pound Sterling, Euro, Brazilian Real, Indian Rupee and Australian Dollar. FIS continues to expand its international presence by offering merchant acquiring services, including eCommerce, outside of the U.S. Our business and financial results could be adversely affected due to a variety of factors, including the following:
•changes in a specific country or region's political and cultural climate or economic condition, including change in governmental regime;
•unexpected or unfavorable changes in foreign laws, regulatory requirements and related interpretations;
•difficulty of effective enforcement of contractual provisions in local jurisdictions;
•inadequate intellectual property protection in foreign countries;

Table of Content
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

Failure to comply with anti-bribery and anti-corruption laws and sanctions laws could subject us to penalties and other adverse consequences.

We are subject to the FCPA, the U.K. Bribery Act, OFAC and other anti-bribery, anti-corruption and anti-money laundering laws as well as sanctions laws in various countries around the world. The FCPA, the U.K. Bribery Act and similar applicable laws generally prohibit companies, as well as their officers, directors, employees and third-party intermediaries, business partners and agents, from making improper payments or providing other improper things of value to government officials or other persons for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. The FCPA also requires that U.S. public companies maintain books and records that fairly and accurately reflect transactions and maintain an adequate system of internal accounting controls.

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

We are also subject to sanctions laws administered by OFAC, as well as the E.U., the U.N. Security Council and Her Majesty's Treasury of the United Kingdom, among others. These sanctions laws prohibit us from doing certain types of business with prohibited individuals, entities and sanctioned countries around the world. Any violation of these sanctions laws could result in adverse media coverage, investigations, loss of export privileges, and criminal or civil sanctions, penalties and fines, any of which could adversely affect our business, results of operations or financial condition.

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

Failure to attract and retain talent, including senior management and highly skilled technology personnel, could harm our ability to grow.

Our future success depends upon our ability to attract and retain talent in a competitive market, including senior management personnel and highly-skilled technology personnel. The competitive nature of this market is also affected by wage inflation, which will generally increase the cost of talent. Because the development of our solutions and services requires knowledge, skills and abilities to create, develop and implement our software solutions in new areas on a continuing basis, we are competing for talented people with such knowledge, skills and abilities in new and developing technologies. Competition for such technical personnel is intense, as is the competition for senior management to lead these efforts, and our failure to hire and retain talented personnel could have a material adverse effect on our business, operating results and financial condition.

Our future growth will also require sales and marketing, financial, legal and administrative personnel to develop and support new solutions and services, to enhance and support current solutions and services and to expand operational and financial systems. There can be no assurance that we will be able to attract and retain the necessary personnel to accomplish our growth strategies, and we may experience constraints that could adversely affect our ability to satisfy client demand in a timely fashion.

Our ability to maintain compliance with applicable laws, rules and regulations and to manage and monitor the risks facing our business relies upon the ability to maintain skilled compliance, legal, security, risk and audit professionals. Competition for such skill sets is intense, and our failure to hire and retain talented personnel could have an adverse effect on our internal control environment and impact our operating results.

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

Table of Content
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

Table of Content
We have substantial goodwill and other intangible assets recorded as a result of acquisitions, and a severe or extended economic downturn could cause these assets to become impaired, requiring write-downs that would reduce our operating income.

As of December 31, 2021, goodwill aggregated to $53.3 billion, or 64% of total assets, and intangible assets aggregated to $11.5 billion, or 14% of total assets. Current accounting rules require goodwill to be assessed for impairment at least annually or whenever changes in circumstances indicate potential impairment and require intangible assets with finite useful lives to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors that may be considered a change in circumstance include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. We recorded $94 million in goodwill impairment related to certain non-strategic businesses in the Corporate and Other segment during the fourth quarter of 2020. No other impairment for goodwill and other intangible assets was identified during the year ended December 31, 2020. There were no goodwill or other intangible asset impairments identified during the year ended December 31, 2021. If worldwide or U.S. economic conditions decline significantly with negative impacts to bank spending and consumer behavior, or if other business or market changes impact our outlook, then the carrying amount of our goodwill and other intangible assets may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations. We will continue to monitor the fair value of our goodwill and other intangible assets as well as our market capitalization and the impact of any economic downturn on our business to determine if there is an impairment in future periods.

Risks Related to Our Indebtedness

Our existing debt levels and future levels under existing facilities and debt service requirements may adversely affect FIS, including our financial condition or business flexibility and prevent us from fulfilling our obligations under our outstanding indebtedness.

As of December 31, 2021, we had total debt of approximately $20.4 billion. This level of debt or any increase in our debt level could adversely affect our business, financial condition, operating results and operational flexibility, including the following: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes; (ii) our debt level may limit operational flexibility and our ability to pursue business opportunities and implement certain business strategies; (iii) some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; (iv) we have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition and vulnerability to general adverse economic and industry conditions; (v) there are significant maturities on our debt that we may not be able to repay at maturity or that may be refinanced at higher rates; and (vi) if we fail to satisfy our obligations under our outstanding debt or fail to comply with the financial or other restrictive covenants contained in the indenture governing our senior notes, or our credit facility, an event of default could result that could cause all of our debt to become due and payable.

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

As of December 31, 2021, we had outstanding approximately $325 million of borrowings under our Revolving Credit Facility, an interest rate swap with a $1.9 billion notional amount designated as a fair value hedge, and a cross-currency interest rate swap with a $441 million notional amount designated as a net investment hedge that are indexed to the London Interbank Offered Rate ("LIBOR"). On July 27, 2017, the FCA, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, extended the transition dates of certain LIBOR tenors to June 30, 2023, after which LIBOR reference rates will cease to be provided. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. Dollar LIBOR should be entered into after December 31, 2021. It is unknown whether any banks will continue to voluntarily submit rates for the calculation of LIBOR, or whether LIBOR will continue to be published by its administrator based on these submissions, or on any other basis, after such dates.

Regulators, industry groups and certain committees, such as the Alternative Reference Rates Committee ("ARRC") have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates, such as the Secured Overnight Financing Rate ("SOFR") as the recommended alternative to U.S. Dollar LIBOR, and proposed implementations of the recommended alternatives in floating-rate financial instruments. It is currently unknown the extent to which these recommendations and proposals will be broadly

Table of Content
accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

At this time, it is not possible to predict the effect that these developments or any discontinuance, modification or other reforms may have on LIBOR, other benchmarks or floating-rate financial instruments, including our floating-rate debt. Any such discontinuance, modification, alternative reference rates or other reforms may materially adversely affect interest rates on our current indebtedness.

Our Euro- and GBP-denominated indebtedness has increased in recent years; accordingly, we have increased exposure to fluctuations in the Euro-USD and GBP-USD exchange rates, which could negatively affect our cost to service or refinance our Euro- and GBP-denominated debt securities.
In recent years, our indebtedness denominated in Euro or GBP has significantly increased as a result of our issuance of senior notes of varying maturities and our issuance of Euro-denominated commercial paper. At December 31, 2021, the Company had outstanding approximately €6.8 billion aggregate principal amount of Euro-denominated senior notes, approximately €1.5 billion aggregate principal amount of Euro-denominated commercial paper and approximately £1.2 billion aggregate principal amount of GBP-denominated senior notes, or the combined equivalent of approximately $11.0 billion aggregate principal amount.
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

Table of Content
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
•the risk that acquired businesses will not be integrated successfully or that the integration will be more costly or more time-consuming and complex than anticipated;
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
•fraud by merchants or bad actors; and

Table of Content
•other risks detailed elsewhere in the "Risk Factors" section and other sections of this report and in our other filings with the SEC.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

FIS' corporate headquarters is located at 601 Riverside Avenue, Jacksonville, Florida. In addition, FIS owns or leases support centers, data processing facilities and other facilities at approximately 120 locations. We believe our facilities and equipment are generally well maintained and are in good operating condition. We believe that the equipment we own and our various facilities are adequate for our present and foreseeable business needs.

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

As of January 31, 2022, there were approximately 10,295 shareholders of record of our common stock.

We currently expect to continue to pay quarterly dividends. In January 2022, the Board of Directors approved a quarterly dividend increase of 21% to $0.47 per share beginning with the first quarter of 2022. A regular quarterly dividend of $0.47 per common share is payable on March 25, 2022, to shareholders of record as of the close of business on March 11, 2022. Consistent with our capital allocation strategy, we plan to increase our annual dividend approximately 20% per year over the

Table of Content
next several years, as compared to approximately 10% per year increases in recent years, to gradually increase our dividend payout ratio, beginning with the quarterly dividend payable in March 2022. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, the duration and impact of the COVID-19 pandemic, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

The share repurchase plan approved by the Board of Directors in 2017 expired as of December 31, 2020. Management temporarily suspended share repurchases during 2020 as a result of the Worldpay transaction to accelerate debt repayment. In January 2021, our Board of Directors approved a new share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time.

The graph below compares the cumulative 5-year total return of holders of Fidelity National Information Services, Inc.'s common stock with the cumulative total returns of the S&P 500 index and S&P Supercap Data Processing & Outsourced Services index. The graph assumes that the value of the investment in our common stock and in each index (including reinvestment of dividends) was $100 on December 31, 2016 and tracks it through December 31, 2021.

Table of Content

	12/16	12/17	12/18	12/19	12/20	12/21

Fidelity National Information Services, Inc.	100	126.03	139.04	190.72	195.98	153.07
S&P 500	100	121.83	116.49	153.17	181.35	233.41
S&P Supercap Data Processing & Outsourced Services	100	140.86	161.14	232.03	287.36	278.22
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following section discusses management's view of the financial condition and results of operations of FIS and its consolidated subsidiaries as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020 and 2019, unless otherwise noted.

This section should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Information" and "Risk Factors" in Item 1A of this Annual Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause future results to differ materially from those reflected in this section.

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

The distribution of vaccines against COVID-19 curtailed the impact of the pandemic in 2021 in many of the larger countries in which we do business, but the timing of a complete recovery remains uncertain as new variants of COVID-19 continue to impact consumer spending. Economic activity increased in many areas throughout 2021, including, most notably, an increase in consumer and business spending by digital methods compared to 2020 when the impact of COVID-19 first arose. In the fourth quarter of 2021, some governmental restrictions were re-imposed based upon a resurgence of variants of COVID-19 in many areas of the U.S. and Europe, which resulted in an adverse impact on payment volumes and transactions over those anticipated following the easing of restrictions in the prior two quarters. In addition, we have continued to see adverse impacts on spending in discretionary spending verticals, including travel, airlines and restaurants, although the impact has lessened compared to 2020. These changes in spending affected our business, results of operations and financial condition throughout 2021 and will likely continue to have an impact in 2022, although the magnitude and duration of their ultimate effect is not possible to predict.

We extended higher-than-usual levels of credit to our merchant clients during the first part of the pandemic as part of funds settlement in connection with payments to their customers, for, among other things, refunds for cancelled trips as cases of COVID-19 spread across the globe. The level of credit extended to our merchant clients has since normalized. We are potentially exposed to losses if our merchant customers are unable to repay the credit we have extended or to fund their liability for chargebacks due to closure, insolvency, bankruptcy or other reasons. Our potential liability for chargebacks did not have a material impact on our liquidity for the three- and twelve-month periods ended December 31, 2021, and we continue to monitor for impact on our liquidity, results of operations and financial condition.

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

Over the last five years, we have moved over 80% of our server compute, primarily in North America, to our FIS cloud located in our strategic data centers. This allows us to further enhance security for our clients' data and increases the flexibility and speed with which we can provide solutions and services to our clients, at lesser cost. We have also completed our data center consolidation program in 2021, generating savings for the Company of over $250 million in run-rate annual expense since the program's inception in mid-2016.

Following the successful modernization of our IT infrastructure and consolidation of our data centers, we are now accelerating the modernization of our strategic applications and sunsetting of our redundant platforms. Our multi-year platform modernization initiative is designed to create a componentized, cloud-native set of capabilities that can be consumed by clients as end-to-end business applications or as individual components. Although our platform modernization will result in additional near-term costs, we expect it will result in improvements in our operational efficiencies over time.

We continue to invest in modernization, innovation and integrated solutions and services to meet the demands of the markets we serve and compete with global banks, financial and other technology providers, and emerging technology innovators. We invest both organically and through investment opportunities in companies building complementary technologies in the financial services space. Our internal efforts in research and development activities have related primarily to the modernization of our proprietary core systems in each of our segments, design and development of next-generation digital and innovative solutions and development of processing systems and related software applications and risk management platforms. We have increased our investments in these areas in each of the last three years. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems to address emerging technology trends in response to the needs of our clients and to enhance the capabilities of our outsourcing infrastructure. We will also be developing software that will accelerate bringing new capabilities and innovation to market.

In addition, we are investing in the development of new solutions and venture opportunities by establishing FIS Impact Ventures. This group prioritizes development of, and investment in, next-generation technology and innovation.
Since the beginning of the pandemic, the Company has taken several actions to protect its employees while maintaining business continuity, including implementing its comprehensive Pandemic Plan. For example, when the COVID-19 variants impacted India in the second quarter, we rolled out several benefits to help our employees there, including providing vaccines to over 15,000 employees and dependents. The Pandemic Plan includes site-specific plans as well as travel restrictions, medical response protocols, work-from-home strategies and enhanced cleaning within our locations. As a critical infrastructure provider for the global economy, FIS continues to operate around the world to serve our clients.

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

Table of Content
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

As of the end of 2021, our achievement of revenue synergies from the Worldpay acquisition have exceeded our targets, driven by successful cross-sell of our heritage FIS solutions into heritage Worldpay clients and leveraging our heritage Worldpay sales and distribution teams, expanding on our existing relationships with financial institutions to establish merchant referral agreements and optimizing our network routing capabilities. We have also exceeded our original target for expense synergies, as we have successfully integrated organizational structures, reduced corporate overhead and achieved cost savings within our operating environment.

We continue to see demand in the payments market for innovative solutions that will deliver faster, more convenient payment options in mobile channels, internet applications, in-store cards, and the growing area of cryptocurrencies. The payment processing industry is adopting new technologies, developing new solutions and services, evolving new business models, and being affected by new market entrants and by an evolving regulatory environment. As merchants and financial institutions respond to these changes by seeking services to help them enhance their own offerings to consumers, including the ability to accept card-not-present ("CNP") payments in eCommerce and mobile environments as well as contactless cards and mobile wallets at the point-of-sale, FIS believes that payment processors will seek to develop additional capabilities in order to serve clients' evolving needs. To facilitate this expansion, we believe that payment processors will need to enhance their technology platforms so they can deliver these capabilities and differentiate their offerings from other providers. The COVID-19 pandemic has accelerated digitization of payment services by requiring, in many cases, businesses and consumers to transact through digital channels.

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

Critical Accounting Policies and Estimates

The accounting policies and estimates described below are those we consider critical in preparing our consolidated financial statements. These policies require management to make estimates, judgments and assumptions that affect the reported

Table of Content
amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual amounts could differ from those estimates. See Note 2 to the consolidated financial statements for a more detailed description of the significant accounting policies that have been followed in preparing our consolidated financial statements.

Revenue Recognition

The most critical judgments required in applying ASC 606, Revenue Recognition from Customers, and our revenue recognition policy relate to the determination of whether we are the principal or the agent with respect to transactions involving third parties, the determination of distinct performance obligations and the evaluation of the standalone selling price for each performance obligation.

The Company generates revenue in a number of ways, including from the delivery of account- or transaction-based processing, SaaS, BPaaS, cloud offerings, software licensing, software-related services and professional services. Certain contracts contain non-standard terms that require judgment to determine the appropriate impact on revenue recognition.

Technology or services from third parties are frequently embedded in or combined with our applications or service offerings. Whether we recognize revenue based on the gross amount billed to a customer as a principal or the net amount retained as an agent involves judgment that depends on the relevant facts and circumstances, including whether the Company has control of the technology or service prior to it being transferred to the customer and the level of contractual responsibilities and obligations for delivering the application or service.

Contracts containing multiple promised solutions or services require judgment to determine whether individual promised solutions or services can be considered distinct or should instead be combined with other promised solutions or services in the contract. We assess the solutions and services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a solution or service (or bundle of solutions or services) that is distinct - i.e., if a solution or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer.

The transaction price (including any discounts or rebates) is allocated among distinct goods and services in a contract that includes multiple performance obligations based on their relative standalone selling prices. Judgment may be required to determine standalone selling prices for each performance obligation and whether it depicts the amount we expect to receive in exchange for the related good or service. For performance obligations that are not sold separately, we estimate the standalone selling prices considering all reasonably available information and maximizing observable inputs using various approaches including historical pricing, cost plus margin, adjusted market and residual approaches. The cost-plus-margin approach, in particular, requires judgment, including the estimation of the costs required to complete the performance obligation. These estimates are based primarily on the scope and complexity of the obligation, platform migration timelines, expected account or transaction volumes, and internal and external labor rates. We have not made significant changes in our cost estimates under this approach in the reporting period. For significant contracts for which the cost-plus-margin approach was used to estimate the standalone selling price, a 10% change in our cost assumptions would not have a significant impact on the amount reported during the period.

Due to the large number, broad nature and average size of our individual customer contracts, the impact of judgments and assumptions that we apply in recognizing revenue for any single contract is not likely to have a material effect on our consolidated operations or financial position. However, the accounting policies that we apply across similar contracts, products or classes of clients could significantly influence the timing and amount of revenue recognized in our historical and future results of operations or financial position.

Purchase Accounting

We allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets and software, are complex and require a significant amount of management judgment. We typically engage third-party valuation specialists to assist us in making fair value determinations. The third-party valuation specialists generally use discounted cash flow models, which require internally-developed assumptions, to determine the acquisition fair value of customer relationship intangible assets and developed technology software assets. Assumptions for customer relationship asset valuations typically include forecasted revenue attributable to existing customer contracts and relationships, estimated annual attrition, forecasted EBITDA margin, and estimated weighted average cost of capital and discount rates. Assumptions for software asset valuations

Table of Content
typically include forecasted revenue attributable to the software assets, obsolescence rates, estimated royalty rates and estimated weighted average cost of capital and discount rates. The forecasted revenue and EBITDA margins used in the discounted cash flow models are critical estimates in determining the fair value of customer relationships and developed technology software assets as these estimates are influenced by many factors including historical financial information and management’s expectation for future operating results as a combined company.

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

See Note 3 to the consolidated financial statements for discussion of the Payrix acquisition in 2021, the Virtus acquisition in 2020 and Worldpay acquisition in 2019. The Payrix acquisition in the current year is not considered material to warrant additional disclosure regarding estimation uncertainty.

Goodwill Impairment

The Company assesses goodwill for impairment by reporting unit on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. Our reporting units are the same as our primary operating segments, with additional reporting units for certain non-strategic businesses within the Corporate and Other segment. Goodwill impairment assessments require a significant amount of management judgment, and a meaningful change in one or more of the underlying forecasts, estimates, or assumptions used in testing goodwill for impairment could result in a material impact on the Company's results of operations and financial position. Based on the results of our assessments, $94 million of goodwill related to certain non-strategic businesses within the Corporate and Other segment was impaired in 2020. For all other reporting units for all periods presented, goodwill was not impaired.

Our impairment test may first consider qualitative factors to determine whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and events affecting the reporting unit or Company as a whole, including a sustained decrease in stock price. If we conclude that it is more likely than not that the reporting unit's fair value is less than its carrying amount as a result of the qualitative assessment, or we elect to bypass the qualitative assessment for a reporting unit, then we must perform the quantitative assessment for that reporting unit.

When a quantitative assessment is triggered, we typically engage third-party valuation specialists to assist us in determining the fair value of the reporting unit based on a weighted average of multiple valuation techniques, typically a combination of an income approach and a market approach. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach uses earnings multiples of similarly situated guideline public companies. The income approach involves the use of significant estimates and assumptions regarding forecasted revenue, growth rates, operating margins, capital expenditures, and other factors used to calculate estimated future cash flows. In addition, risk-adjusted discount rates and future economic and market conditions and other assumptions are applied. The market approach involves the selection of guideline public companies and earnings multiples considering factors such as markets of operation, solutions offered, and risk profiles. The income approach used to assess goodwill for impairment is a critical estimate because the forecasted growth rate assumption (including long-term growth assumption) underlying the estimated future cash flows is subject to management’s judgment based upon the best available market information, internal forecasts and operating plans. A deterioration in this assumption could adversely impact our results.

For each of 2021 and 2019, we began our annual assessment with the qualitative assessment and concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed their respective carrying amounts. For 2020, we began our annual assessment for the Banking Solutions and Capital Market Solutions reporting units with qualitative assessments and concluded that it remained more likely than not that the fair value of each of the reporting units continued to exceed their respective carrying amounts. Based on the qualitative assessments performed for the Banking Solutions and Capital Market Solutions reporting units and the substantial excess of fair value over carrying amount in our previous third-party valuations performed in 2015 for the related businesses, we believe the likelihood of obtaining materially different results based on a change of assumptions is low.

For Merchant Solutions, we began our 2020 annual assessment with a quantitative assessment due to the economic impact of the COVID-19 pandemic on our Merchant Solutions business and its primary operations being recently acquired as part of the Worldpay acquisition. As a result of the assessment, the fair value of the reporting unit was estimated to be in excess of its

Table of Content
carrying amount by approximately 4%. The fair value was determined with the assistance of third-party valuation specialists, using an equal weighting of the income and market approaches based on an evaluation of the availability and relevance of guideline public companies having similar risks, participating in similar markets, and providing similar solutions for their customers. Under the income approach for the Merchant Solutions reporting unit, management estimated the fair value by forecasting future cash flows using internal forecasts, which were developed considering historical operating performance, expected economic conditions and industry and market trends, including the impact of the COVID-19 global pandemic and expected impact of planned business initiatives. At the end of the forecast period, we used a long-term growth rate to determine the terminal value based on an evaluation of the minimum expected terminal growth rate of the Merchant Solutions reporting unit, as well as broader economic considerations such as inflation and foreign exchange rates. In computing the present value of estimated future cash flows, we used a risk-adjusted discount rate based on an assessment of the weighted average cost of capital for the Merchant Solutions reporting unit and relevant guideline public companies. We believe the discount rate used was commensurate with the risks and uncertainties inherent in the Merchant Solutions business and in our internally developed forecasts, though the rate is subject to change in future periods based on changes in the U.S. Treasury rate, inflation, and other factors.

For Merchant Solutions in 2021, we performed a qualitative assessment for our annual assessment. In addition to the factors noted above that are considered when performing such an assessment, we considered actual results for 2021 and updated internal forecasts as compared to prior internal forecasts and other assumptions used in the 2020 quantitative annual assessment. As a result of the assessment, we determined that the indicated fair value of the reporting unit was estimated to be in excess of carrying amount by a similar percentage as determined by the prior year’s quantitative assessment. We concluded for 2021 that it remained more likely than not that the fair value of the Merchant Solutions reporting unit continued to exceed its carrying amount; however, given the results of the 2020 quantitative and 2021 qualitative annual assessments, the reporting unit is at risk for future goodwill impairment as it is reasonably possible that future developments related to the economic impact of the COVID-19 pandemic on our Merchant Solutions business, such as an extended duration of the pandemic and/or government-imposed shutdowns, prolonged economic downturn or recession, or lack of governmental support for recovery, could have a material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment and could result in future goodwill impairment.

Related-Party Transactions

We are a party to certain historical related-party agreements as discussed in Note 18 to the consolidated financial statements.

Consolidated Results of Operations

This section generally discusses fiscal year 2021 compared to 2020. Discussions of fiscal year 2020 compared to 2019 not included herein can be found in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for fiscal year 2020, filed with the Securities and Exchange Commission on February 18, 2021.

	Year ended December 31,
	2021	2020	$ Change	% Change
	(In millions)
Revenue	$13,877	$12,552	$1,325	11%
Cost of revenue	(8,682)	(8,348)	(334)	4
Gross profit	5,195	4,204	991	24
Gross profit margin	37%	33%
Selling, general and administrative expenses	(3,938)	(3,516)	(422)	12
Asset impairments	(202)	(136)	(66)	49
Operating income	1,055	552	503	91
Operating margin	8%	4%

Revenue

Revenue increased primarily due to the continued global economic recovery from the COVID-19 pandemic leading to increased Merchant volumes, increased demand for our newly developed offerings in Banking, and strong new sales driving Capital Markets managed services and other recurring revenue growth. Revenue also benefited from a favorable foreign

Table of Content
currency impact, which was primarily related to a weaker U.S. Dollar versus the Euro and the British Pound Sterling. See Segment Results of Operations below for more detailed explanation.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue increased primarily due to the revenue variances noted above and benefited from a positive shift in revenue mix. Gross profit and gross profit margin increased primarily due to revenue growth, a positive shift in revenue mix and continued expense management. This increase was partially offset by $183 million of incremental amortization expense associated with shortened estimated useful lives and accelerated amortization methods for certain software and deferred contract cost assets driven by the Company's platform modernization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased primarily due to higher compensation expense, including incentive compensation, and accelerated stock compensation expense recorded during the first quarter of 2021 associated with the establishment of the Qualified Retirement Equity Program that modified our existing stock compensation plans as described in Note 17 to the consolidated financial statements. These increases were partially offset by lower discretionary spending during the COVID-19 pandemic.

Asset Impairments

During 2021, the Company recorded $202 million of asset impairments for certain software and deferred contract cost assets driven by the Company's platform modernization. During 2020, the Company recorded asset impairments totaling $136 million related to goodwill for certain non-strategic businesses and to certain long-lived assets related to reducing office space.

Operating Income and Operating Margin

The annual change in operating income resulted from the revenue and cost variances noted above. The operating margin during 2021 increased primarily due to a positive shift in revenue mix and continued expense management, partially offset by asset impairments of $202 million, accelerated amortization expense, and higher compensation expense discussed above as compared to prior year. The operating margin during 2020 was negatively impacted by higher acquired intangible asset amortization expense, higher acquisition, integration and other costs and asset impairments of $136 million.

Total Other Income (Expense), Net

	Year ended December 31,
	2021	2020	$ Change	% Change
Other income (expense):	(In millions)
Interest expense, net	$(214)	$(334)	$120	(36)%
Other income (expense), net	(52)	48	(100)	NM
Total other income (expense), net	$(266)	$(286)	20	(7)

The decrease in interest expense, net is primarily due to lower outstanding debt and lower weighted average interest rate on the outstanding debt throughout the year.

Other income (expense), net for 2021 includes net gains on equity security investments without readily determinable fair values of $218 million (see Note 11 to the consolidated financial statements), a gain on the sale of our equity ownership interest in Cardinal Holdings of approximately $225 million (see Note 18 to the consolidated financial statements) and a loss on extinguishment of debt of approximately $528 million relating to tender premiums, make-whole amounts, and fees; the write-off of unamortized bond discounts and debt issuance costs; and losses on related derivative instruments. The foregoing loss resulted from the debt refinancing activity we undertook in the first quarter of 2021 (see Note 12 to the consolidated financial statements), which will substantially reduce our ongoing interest expense. Other income (expense), net also includes fair value adjustments on certain other non-operating assets and liabilities and foreign currency transaction remeasurement gains.

Other income (expense), net for 2020 primarily includes the fair value adjustment on certain non-operating assets and liabilities, foreign currency transaction remeasurement gains and losses and the settlement recorded for the Reliance Trust claims, which is further described in Note 16 to the consolidated financial statements.

Table of Content
Provision (Benefit) for Income Taxes

	Year ended December 31,
	2021	2020	$ Change	% Change
	(In millions)
Provision (benefit) for income taxes	$371	$96	$275	NM
Effective tax rate	47%	36%

The effective tax rate for the 2021 period includes the one-time net remeasurement of certain deferred tax liabilities due to the increase in the U.K. corporate statutory tax rate from 19% to 25% effective April 1, 2023, enacted on June 10, 2021. The effective tax rate for the 2020 period includes the one-time net remeasurement of certain deferred tax liabilities due to the increase in the U.K. corporate statutory tax rate from 17% to 19% enacted on July 22, 2020.

Segment Results of Operations

This section generally discusses fiscal year 2021 compared to 2020. Discussions of fiscal year 2020 compared to 2019 not included herein can be found in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for fiscal year 2020, filed with the Securities and Exchange Commission on February 18, 2021.

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

Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), equity method investment earnings (loss), depreciation and amortization, and excludes certain costs and other transactions that management deems non-operational in nature. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. The non-operational items affecting the segment profit measure generally include purchase price amortization of acquired intangible assets as well as acquisition, integration and certain other costs and asset impairments. Adjusted EBITDA also excludes incremental and direct costs resulting from the COVID-19 pandemic. These costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments. Financial information, including details of Adjusted EBITDA, for each of our segments is set forth in Note 21 to the consolidated financial statements.

Merchant Solutions

	Years ended December 31,		$ Change	% Change
			2021 vs	2021 vs
	2021	2020	2020	2020
	(In millions)
Revenue	$4,496	$3,767	$729	19%
Adjusted EBITDA	$2,262	$1,752	510	29
Adjusted EBITDA margin	50.3%	46.5%
Adjusted EBITDA margin basis points change	380

Revenue increased primarily due to easing lockdown restrictions and the continued global economic recovery from the COVID-19 pandemic. For 2021, revenue increased due to higher card-present volumes contributing 12% to growth and card-not-present volumes contributing 5% to growth. Revenue also benefited from a favorable foreign currency impact contributing 2% to growth and was primarily related to a weaker U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to revenue growth, higher-margin revenue mix and continued expense management.

Table of Content
Banking Solutions

	Years ended December 31,		$ Change	% Change
			2021 vs	2021 vs
	2021	2020	2020	2020
	(In millions)
Revenue	$6,396	$5,944	$452	8%
Adjusted EBITDA	$2,874	$2,556	318	12
Adjusted EBITDA margin	44.9%	43.0%
Adjusted EBITDA margin basis points change	190

Revenue increased primarily due to recurring revenue contributing 6% to growth, driven by strong new sales, including newly developed offerings, and increased volumes due to the continued global economic recovery from the COVID-19 pandemic. Non-recurring revenue also contributed 2% to growth, primarily due to the timing of termination fees.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to higher-margin revenue mix and continued expense management.

Capital Market Solutions

	Years ended December 31,		$ Change	% Change
			2021 vs	2021 vs
	2021	2020	2020	2020
	(In millions)
Revenue	$2,624	$2,440	$184	8%
Adjusted EBITDA	$1,271	$1,147	124	11
Adjusted EBITDA margin	48.4%	47.0%
Adjusted EBITDA margin basis points change	140

Revenue increased primarily due to recurring revenue contributing 4% and non-recurring revenue contributing 3% to growth driven by strong new sales driving outsourced solutions and services, as well as favorable timing of license renewals. The growth of recurring revenue led to an increase in professional services revenue, with much of the services being delivered in a virtual capacity given the ongoing COVID-19 pandemic. Revenue also benefited from a favorable foreign currency impact contributing 1% to growth and was primarily related to a weaker U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to higher-margin revenue mix and continued expense management.

Corporate and Other

	Years ended December 31,		$ Change	% Change
			2021 vs	2021 vs
	2021	2020	2020	2020
	(In millions)
Revenue	$361	$401	$(40)	(10)%
Adjusted EBITDA	$(290)	$(195)	(95)	49

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

Table of Content
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
As of December 31, 2021, the Company had $3,375 million of available liquidity, including $2,010 million of cash and cash equivalents and $1,365 million of capacity available under its Revolving Credit Facility. Approximately $900 million of cash and cash equivalents is held by our foreign entities, including amounts related to regulatory requirements. The majority of our domestic cash and cash equivalents relates to settlement payables and net deposits-in-transit, which are typically settled within a few business days. Debt outstanding totaled $20.4 billion, with an effective weighted average interest rate of 0.9%.
The Company's liquidity has improved during 2021 as compared to at the onset of the COVID-19 pandemic. However, our liquidity could be impacted if economic conditions deteriorate or as a result of governmental measures that might be imposed in response to the COVID-19 pandemic or any recurrence or related variants thereof.

The Company remains committed to reducing its leverage incurred in the Worldpay acquisition while ensuring ample liquidity and expects to reach its target leverage by the end of the second quarter of 2022.
We believe that our current level of cash and cash equivalents plus cash flows from operations will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service payments for the next 12 months and the foreseeable future.
We currently expect to continue to pay quarterly dividends. In January 2022, the Board of Directors approved a quarterly dividend increase of 21% to $0.47 per share beginning with the first quarter of 2022. A regular quarterly dividend of $0.47 per common share is payable on March 25, 2022, to shareholders of record as of the close of business on March 11, 2022. Consistent with our capital allocation strategy, we plan to increase our annual dividend approximately 20% per year over the next several years, as compared to approximately 10% per year increases in recent years, to gradually increase our dividend payout ratio, beginning with the quarterly dividend payable in March 2022. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, the duration and impact of the COVID-19 pandemic, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

The share repurchase plan approved by the Board of Directors in 2017 expired as of December 31, 2020. Management temporarily suspended share repurchases during 2020 as a result of the Worldpay transaction to accelerate debt repayment. In January 2021, our Board of Directors approved a new share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new share repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the new share repurchase program, the Company repurchased approximately 15 million shares for $2.0 billion during 2021. Approximately 85 million shares remain available for repurchase as of December 31, 2021. In 2020, there were no share repurchases, and in 2019, we repurchased approximately 4 million shares for $400 million.

Cash Flows from Operations

Cash flows from operations were $4,810 million, $4,442 million and $2,410 million in 2021, 2020 and 2019, respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization and other non-cash items. Cash flows from operations increased $368 million in 2021 and $2,032 million in 2020. The 2021 increase in cash flows from operations is primarily due to an increase in operating income, partially offset by working capital and settlement timing. The 2020 increase in cash flows from operations is primarily due to increased cash flow from the Worldpay operations, including the timing of settlement activity, partially offset by Worldpay integration-related expenses and lower net earnings from the COVID-19 pandemic.

Table of Content

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for software (purchased and internally developed) and additions to property and equipment. We invested approximately $1,251 million, $1,129 million and $828 million in capital expenditures (excluding other financing obligations for certain hardware and software) during 2021, 2020 and 2019, respectively. We expect to continue investing in property and equipment, purchased software and internally developed software to support our business.

In 2021, we received approximately $367 million of cash for the net proceeds from the sale of our equity ownership interest in Cardinal Holdings. We used approximately $767 million, $469 million and $6,629 million of cash (net of cash acquired, including restricted cash) during 2021, 2020, and 2019 for the Payrix, Virtus, and Worldpay acquisitions, respectively. See Note 3 to the consolidated financial statements.

Financing

For more information regarding the Company's debt and financing activity, see Note 12 to the consolidated financial statements.

Contractual Obligations

FIS' long-term contractual obligations generally include its long-term debt, interest on long-term debt, lease payments on certain of its property and equipment and payments for certain purchase commitments and other obligations. See Notes 12, 14 and 16 to the consolidated financial statements for information on our long-term debt, operating leases and Tax Receivable Agreement obligations, respectively. The following table summarizes FIS' other significant contractual obligations and commitments as of December 31, 2021 (in millions):

		Payments Due in
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Interest (1)	$2,478	$220	$392	$411	$1,455
Purchase commitments (2)	795	388	361	46	—
Total	$3,273	$608	$753	$457	$1,455
(1)The calculations above assume that (a) applicable margins and commitment fees remain constant; (b) all floating-rate debt is priced at the rates in effect as of December 31, 2021; (c) no refinancing occurs at debt maturity; (d) only mandatory debt repayments are made; (e) no new hedging transactions are effected; and (f) there are no currency effects.
(2)Includes obligations principally related to software, maintenance support, and telecommunication and network services as well as to third-party processors to provide gateway authorization and other processing services. Also includes the capital obligation related to the construction of our new headquarters.

Recent Accounting Pronouncements

No new accounting pronouncement adopted, issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

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

Table of Content
Our fixed-rate senior notes (as included in Note 12 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of December 31, 2021. The carrying value, excluding the fair value of the interest rate swaps described below and unamortized discounts, of our senior notes was $16.2 billion as of December 31, 2021. The fair value of our senior notes was approximately $16.8 billion as of December 31, 2021. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, and Revolving Credit Facility (as included in Note 12 to the consolidated financial statements) and interest rate swaps on our fixed-rate long-term debt (collectively, "variable-rate debt"). At December 31, 2021, our weighted-average cost of debt was 0.9% with a weighted-average maturity of 5.4 years; 62% of our debt was fixed rate, and the remaining 38% was variable-rate debt. A 100 basis-point increase in the weighted-average interest rate on our variable-rate debt would have increased our 2021 annual interest expense by $78 million. We performed the foregoing sensitivity analysis based solely on the principal amount of our variable-rate debt as of December 31, 2021. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on principal amounts of variable-rate debt outstanding as of December 31, 2020, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $51 million.

As of December 31, 2021, the following interest rate swaps converting the interest rate exposure on certain of our senior notes from fixed to variable are outstanding (in millions):

		Weighted	Weighted
Notional Amount by		Average	Average
Currency	Maturities	Receive Rate	Pay Rate
$1,854	2029 - 2031	2.74%	1.70%
£925	2029 - 2031	3.00%	2.47%
€500	2024	1.10%	0.33%

By entering into the aforementioned swap agreements, we have assumed risks associated with variable interest rates based upon LIBOR. Changes in the overall level of interest rates affect the interest expense that we recognize. We designated the interest rate swaps as fair value hedges for accounting purposes as described in Note 13 to the consolidated financial statements. A 100 basis-point increase in the 3-month USD LIBOR rate, 6-month GBP LIBOR rate, and 3-month Euribor rate, as applicable, for the interest rate swaps outstanding as of December 31, 2021 and 2020, would increase our annual interest expense by approximately $37 million and $6 million, respectively.

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
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. During the years ended December 31, 2021, 2020 and 2019, we generated approximately $2,833 million, $2,432 million and $1,852 million, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Brazilian Real, Indian Rupee and Australian Dollar. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the years ended December 31, 2021, 2020 and 2019 (in millions):

Table of Content

Currency	2021	2020	2019
Pound Sterling	$177	$141	$87
Euro	34	35	31
Real	14	12	16
Rupee	11	10	11
Australian Dollar	8	7	7
Total increase or decrease	$244	$205	$152

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

Table of Content
Item 8. Financial Statements and Supplementary Data

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION

Page Number
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting KPMG LLP,Jacksonville, Florida, Auditor Firm ID: 185	45
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements KPMG LLP, Jacksonville, Florida, Auditor Firm ID: 185	46
Consolidated Balance Sheets as of December 31, 2021 and 2020	48
Consolidated Statements of Earnings for the years ended December 31, 2021, 2020 and 2019	49
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2021, 2020 and 2019	50
Consolidated Statements of Equity for the years ended December 31, 2021, 2020 and 2019	51
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	52
Notes to Consolidated Financial Statements	53

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Fidelity National Information Services, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Fidelity National Information Services, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.

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
February 23, 2022

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Fidelity National Information Services, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over revenue

As discussed in Note 4 to the consolidated financial statements, the Company's revenue consists of the following types of revenue streams: i) transaction processing and services, ii) professional services, iii) software maintenance, iv) software license, and v) other recurring and non-recurring.

We identified the sufficiency of audit evidence over revenue as a critical audit matter. Evaluating the sufficiency of audit evidence required subjective auditor judgment because of the number of revenue streams, related revenue recognition processes, and the number of information technology (IT) applications utilized in the revenue recognition process to capture and aggregate the data.

Table of Content
The following are the primary procedures we performed to address this critical audit matter. Based on our knowledge of the Company, we applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. Specifically, we:

•evaluated the design and tested the operating effectiveness of certain internal controls within relevant revenue recognition processes, including general IT controls and IT application controls

•involved IT professionals, who assisted in the identification and testing of certain IT systems and related controls that are used by the Company in its revenue recognition process

•selected certain individual contracts and read the underlying contract and other documents that were part of the contract for each selection and evaluated the consistency of the revenue recognition determinations with the Company's accounting policies and revenue recognition requirements

•assessed the recorded revenue by selecting a sample of transactions and comparing the amounts recognized for consistency with the Company's accounting policies and underlying documentation, including contracts with customers and other relevant and reliable third-party data

•evaluated the sufficiency of the audit evidence obtained by assessing the results of procedures performed over revenue.

/s/  KPMG LLP

We have served as the Company's auditor since 2004.

Jacksonville, Florida
February 23, 2022

Table of Content
FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2021 and 2020
(In millions, except per share amounts)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,010	$1,959
Settlement assets	4,020	3,914
Trade receivables, net of allowance for credit losses of $76 and $82, respectively	3,772	3,314
Other receivables	355	317
Prepaid expenses and other current assets	551	394
Total current assets	10,708	9,898
Property and equipment, net	949	887
Goodwill	53,330	53,268
Intangible assets, net	11,539	13,928
Software, net	3,299	3,370
Other noncurrent assets	2,137	1,574
Deferred contract costs, net	969	917
Total assets	$82,931	$83,842
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$2,864	$2,482
Settlement payables	5,295	4,934
Deferred revenue	779	881
Short-term borrowings	3,911	2,750
Current portion of long-term debt	1,617	1,314
Total current liabilities	14,466	12,361
Long-term debt, excluding current portion	14,825	15,951
Deferred income taxes	4,193	4,017
Other noncurrent liabilities	1,915	2,026
Total liabilities	35,399	34,355

Redeemable noncontrolling interest	174	174
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.01 par value, 750 shares authorized, 625 and 621 shares issued as of December 31, 2021 and 2020, respectively	6	6
Additional paid in capital	46,466	45,947
Retained earnings	2,889	3,440
Accumulated other comprehensive earnings (loss)	252	57
Treasury stock, $0.01 par value, 16 and 1 common shares as of December 31, 2021 and 2020, respectively, at cost	(2,266)	(150)
Total FIS stockholders’ equity	47,347	49,300
Noncontrolling interest	11	13
Total equity	47,358	49,313
Total liabilities, redeemable noncontrolling interest and equity	$82,931	$83,842
See accompanying notes, which are an integral part of these consolidated financial statements.

Table of Content
FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings
Years Ended December 31, 2021, 2020 and 2019
(In millions, except per share amounts)

	2021	2020	2019
Revenue	$13,877	$12,552	$10,333
Cost of revenue	8,682	8,348	6,610
Gross profit	5,195	4,204	3,723
Selling, general and administrative expenses	3,938	3,516	2,667
Asset impairments	202	136	87
Operating income	1,055	552	969
Other income (expense):
Interest income	2	5	52
Interest expense	(216)	(339)	(389)
Other income (expense), net	(52)	48	(219)
Total other income (expense), net	(266)	(286)	(556)
Earnings (loss) before income taxes and equity method investment earnings (loss)	789	266	413
Provision (benefit) for income taxes	371	96	100
Equity method investment earnings (loss)	6	(6)	(10)
Net earnings	424	164	303
Net (earnings) loss attributable to noncontrolling interest	(7)	(6)	(5)
Net earnings attributable to FIS common stockholders	$417	$158	$298

Net earnings per share-basic attributable to FIS common stockholders	$0.68	$0.26	$0.67
Weighted average shares outstanding-basic	616	619	445
Net earnings per share-diluted attributable to FIS common stockholders	$0.67	$0.25	$0.66
Weighted average shares outstanding-diluted	621	627	451
See accompanying notes, which are an integral part of these consolidated financial statements.

Table of Content
FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021		2020		2019
Net earnings		$424		$164		$303
Other comprehensive earnings (loss), before tax:
Unrealized gain (loss) on derivatives	$10		$2		$(15)
Foreign currency translation adjustments	465		(78)		646
Other adjustments	4		5		(38)
Other comprehensive earnings (loss), before tax	479		(71)		593
Provision for income tax (expense) benefit related to items of other comprehensive earnings	(284)		161		(196)
Other comprehensive earnings (loss), net of tax	$195	195	$90	90	$397	397
Comprehensive earnings (loss)		619		254		700
Net (earnings) loss attributable to noncontrolling interest		(7)		(6)		(5)
Comprehensive earnings (loss) attributable to FIS common stockholders		$612		$248		$695
See accompanying notes, which are an integral part of these consolidated financial statements.

Table of Content
FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2021, 2020 and 2019
(In millions, except per share amounts)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2018	433	(106)	$4	$10,800	$4,528	$(430)	$(4,687)	$7	$10,222
Worldpay acquisition	180	109	2	34,040	—	—	5,042	11	$39,095
Issuance of restricted stock	1	—	—	—	—	—	2	—	2
Exercise of stock options	1	1	—	117	—	—	46	—	163
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	(1)	—	—	(55)	—	(56)
Purchases of treasury stock	—	(4)	—	—	—	—	(400)	—	(400)
Stock-based compensation	—	—	—	402	—	—	—	—	402
Cash dividends declared ($1.40 per share) and other distributions	—	—	—	—	(658)	—	—	(7)	(665)
Other	—	—	—	—	(7)	—	—	—	(7)
Net earnings	—	—	—	—	298	—	—	5	303
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	397	—	—	397
Balances, December 31, 2019	615	—	$6	$45,358	$4,161	$(33)	$(52)	$16	$49,456
Issuance of restricted stock	2	—	—	(7)	—	—	7	—	—
Exercise of stock options	4	—	—	317	—	—	—	—	317
Treasury shares held for taxes due upon exercise of stock awards	—	(1)	—	(7)	—	—	(105)	—	(112)
Stock-based compensation	—	—	—	283	—	—	—	—	283
Cash dividends declared ($1.40 per share) and other distributions	—	—	—	—	(873)	—	—	(7)	(880)
Other	—	—	—	3	(6)	—	—	—	(3)
Net earnings	—	—	—	—	158	—	—	4	162
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	90	—	—	90
Balances, December 31, 2020	621	(1)	$6	$45,947	$3,440	$57	$(150)	$13	$49,313
Issuance of restricted stock	4	—	—	2	—	—	—	—	2
Exercise of stock options	—	—	—	128	—	—	—	—	128
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(120)	—	(120)
Purchases of treasury stock	—	(15)	—	—	—	—	(1,996)	—	(1,996)
Stock-based compensation	—	—	—	383	—	—	—	—	383
Cash dividends declared ($1.56 per share) and other distributions	—	—	—	—	(968)	—	—	(9)	(977)
Other	—	—	—	6	—	—	—	—	6
Net earnings	—	—	—	—	417	—	—	7	424
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	195	—	—	195
Balances, December 31, 2021	625	(16)	$6	$46,466	$2,889	$252	$(2,266)	$11	$47,358
(1) Excludes redeemable noncontrolling interest that is not considered equity. See Note 3, Virtus Acquisition, for additional information.
See accompanying notes, which are an integral part of these consolidated financial statements.

Table of Content
FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Cash flows from operating activities:
Net earnings	$424	$164	$303
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,015	3,714	2,444
Amortization of debt issue costs	30	31	24
Acquisition-related financing foreign exchange	—	—	(125)
Asset impairments	202	136	87
Loss (gain) on sale of businesses, investments and other	(227)	9	18
Loss on extinguishment of debt	528	—	217
Stock-based compensation	383	283	402
Deferred income taxes	(81)	(206)	(109)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	(552)	(75)	(161)
Settlement activity	653	862	(165)
Prepaid expenses and other assets	(526)	(278)	(112)
Deferred contract costs	(453)	(473)	(379)
Deferred revenue	23	58	40
Accounts payable, accrued liabilities, and other liabilities	391	217	(74)
Net cash provided by operating activities	4,810	4,442	2,410

Cash flows from investing activities:
Additions to property and equipment	(320)	(263)	(200)
Additions to software	(931)	(866)	(628)
Acquisitions, net of cash acquired	(767)	(469)	(6,632)
Net proceeds from sale of businesses and investments	370	—	49
Other investing activities, net	(123)	684	(90)
Net cash provided by (used in) investing activities	(1,771)	(914)	(7,501)

Cash flows from financing activities:
Borrowings	54,073	47,695	33,352
Repayment of borrowings and other financing obligations	(53,440)	(49,067)	(24,672)
Debt issuance costs	(74)	—	(101)
Net proceeds from stock issued under stock-based compensation plans	121	332	161
Treasury stock activity	(2,114)	(112)	(453)
Dividends paid	(961)	(868)	(656)
Other financing activities, net	(143)	(731)	(50)
Net cash provided by (used in) financing activities	(2,538)	(2,751)	7,581
Effect of foreign currency exchange rate changes on cash	(248)	42	18
Net increase (decrease) in cash, cash equivalents and restricted cash	253	819	2,508
Cash, cash equivalents and restricted cash, beginning of year	4,030	3,211	703
Cash, cash equivalents and restricted cash, end of year	$4,283	$4,030	$3,211

Supplemental cash flow information:
Cash paid for interest	$491	$428	$332
Cash paid for income taxes	$440	$282	$321
See accompanying notes, which are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless stated otherwise or the context otherwise requires, all references to "FIS," "we," "our," "us," the "Company" or the "registrant" are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries.

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
FIS reports its financial performance based on the following segments: Merchant Solutions, Banking Solutions, Capital Market Solutions, and Corporate and Other. The Company regularly assesses its portfolio of assets and reclassified certain non-strategic businesses from the Merchant Solutions, Banking Solutions, and Capital Market Solutions segments into the Corporate and Other segment during the year ended December 31, 2020. These operations represented approximately 3% of 2020 revenue and were recast in all prior-period segment information presented. See Note 21 for a summary of each segment.

Amounts in tables in the financial statements and accompanying footnotes may not sum or calculate due to rounding.

(2)Summary of Significant Accounting Policies

The following describes the significant accounting policies of the Company used in preparing the accompanying consolidated financial statements.

(a)Principles of Consolidation and Management Estimates

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

(b)Cash and Cash Equivalents

The Company considers all cash on hand, money market funds and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. As part of the Company's electronic funds transfer and network business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with automated teller machines ("ATM"), point-of-sale or electronic benefit transactions ("EBT"), and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The net in-transit balances due to the Company are included in Cash and cash equivalents on the consolidated balance sheets. The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.

The Company records restricted cash in captions other than Cash and cash equivalents in the consolidated balance sheets. The reconciliation between Cash and cash equivalents in the consolidated balance sheets and Cash, cash equivalents and

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
restricted cash per the consolidated statements of cash flows is as follows (in millions):

	December 31.
	2021	2020
Cash and cash equivalents on the consolidated balance sheets	$2,010	$1,959
Merchant float (in Settlement assets) (see Note 2(f))	2,273	2,071
Total Cash, cash equivalents and restricted cash per the consolidated statements of cash flows	$4,283	$4,030

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for settlement assets and payables as well as short-term borrowings approximate their fair values because of their immediate or short-term maturities. The fair value of the Company's long-term debt is based on quoted prices of our senior notes and trades of our debt in close proximity to year end, which are considered Level 2-type measurements. The Company also holds, or has held, certain derivative instruments, specifically interest rate swaps and foreign currency exchange forward contracts, which are also valued using Level 2-type measurements. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

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

(d)Derivative Financial Instruments

The Company records all derivatives, whether designated in hedging relationships or not, on the consolidated balance sheets at fair value. During all periods presented, the Company used cross-currency interest rate swaps to engage in hedging activities relating to its investment in foreign-currency-denominated operations. The Company designated these cross-currency interest rate swaps as net investment hedges. The Company also used interest rate swaps to engage in hedging activities relating to changes in the fair value of its long-term debt. The Company designated these interest rate swaps as fair value hedges. During 2019, the Company entered into foreign currency forward contracts as well as treasury lock and interest rate swap contracts to reduce the volatility in the Company's cash flows during the period leading up to the Company's debt issuances related to the Worldpay acquisition. The Company designated these treasury lock and interest rate swap contracts as cash flow hedges.

Derivative instruments are included in the accompanying consolidated balance sheets in Prepaid expenses and other current assets; Other noncurrent assets; Accounts payable, accrued and other liabilities; or Other noncurrent liabilities, as appropriate. Changes in fair value are recorded as a component of Accumulated other comprehensive earnings (loss), net of tax, for all derivative instruments except the fair value hedges, which are recorded as an adjustment to long-term debt, and the foreign currency forward contracts, which were recorded through Other income (expense), net. The amounts included in Accumulated other comprehensive earnings (loss) for the cash flow hedges are reclassified from comprehensive earnings (loss) as an adjustment to Unrealized gain (loss) on derivatives and into interest expense as yield adjustments over the periods in which the related interest payments that were hedged are made. As of December 31, 2021 and 2020, the Company had no outstanding cash flow hedge contracts. The Company also utilizes foreign-currency-denominated debt as non-derivative net investment hedges in order to reduce the volatility of the net investment value of its foreign currency-denominated operations. The change in fair value of the net investment hedges due to remeasurement of the effective portion, net of tax, is recorded as a component of Accumulated other comprehensive earnings (loss). Any ineffective portion of these hedging instruments impacts net earnings when the ineffectiveness occurs. See Notes 13 and 19 for additional details.

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

Allowance for Credit Losses

The Company monitors trade receivable balances and contract assets as well as other receivables and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events. The allowance for credit losses is separate from the chargeback liability described in Note 16.

While the COVID-19 pandemic did not result in a significant increase in the Company's expected credit loss allowance recorded as of December 31, 2021 and 2020, it is reasonably possible that future developments related to the economic impact of the COVID-19 pandemic could have a material impact on management's estimates.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(f)Settlement Assets and Payables

The principal components of the Company's settlement assets and payables on the consolidated balance sheets are as follows (in millions):

	December 31,
	2021	2020
Settlement assets
Settlement deposits	$530	$1,181
Merchant float	2,273	2,071
Settlement receivables	1,217	662
Total Settlement assets	$4,020	$3,914

Settlement payables	$5,295	$4,934

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

Merchant Solutions

Settlement assets and payables represent intermediary balances arising from the settlement process which involves the transferring of funds between card issuers, merchants and various financial institutions ("Sponsoring Members"). Funds are processed under two models, a sponsorship model and a direct member model. In the U.S., the Company operates under the sponsorship model, and outside the U.S., the Company operates under the direct membership model.

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

Settlement receivables and settlement payables are recorded in the U.S. as a result of intermediary balances due to/from the Sponsoring Member. The Company receives funds from certain networks which are owed to the Sponsoring Member for settlement. These funds are recorded in Cash and cash equivalents. In other cases, the Company transfers funds to the Sponsoring Member for settlement in advance of receiving funds from the network. These timing differences result in settlement receivables and settlement payables. The amounts are generally collected or paid the following one to three business days. Additionally, U.S. settlement receivables and settlement payables arise related to interchange expenses, merchant reserves and exception items.

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

(g)Contract Related Balances

The payment terms and conditions in our customer contracts may vary. In some cases, customers pay in advance of our delivery of solutions or services; in other cases, payment is due as services are performed or in arrears following the delivery of the solutions or services. Differences in timing between revenue recognition and invoicing result in accrued trade receivables, contract assets, or deferred revenue on our consolidated balance sheets. Trade receivables are accrued when revenue is recognized prior to invoicing but the right to payment is unconditional (i.e., only the passage of time is required). This occurs most commonly when software term licenses recognized at a point in time are paid for periodically over the license term. Contract assets result when amounts allocated to distinct performance obligations are recognized when or as control of a solution or service is transferred to the customer but invoicing is contingent on performance of other performance obligations or on completion of contractual milestones. Contract assets are transferred to trade receivables when the rights become unconditional, typically upon invoicing of the related performance obligations in the contract or upon achieving the requisite project milestone. Deferred revenue results from customer payments in advance of our satisfaction of the associated performance obligation(s) and relates primarily to prepaid maintenance or other recurring services. Deferred revenue is relieved as revenue is recognized. Contract assets and deferred revenue are reported on a contract-by-contract basis at the end of each reporting period. At December 31, 2021 and 2020, contract assets of $238 million and $186 million, respectively, are included in Prepaid expenses and other current assets and Other noncurrent assets on the consolidated balance sheets, and noncurrent deferred revenue is included in Other noncurrent liabilities as detailed in Note 11. Changes in the contract assets and deferred revenue balances for the years ended December 31, 2021 and 2020, were not materially impacted by any factors other than those described above. In some cases, signing bonuses are paid, or credits are offered, to customers in connection with the origination or renewal of customer contracts. These incentives are recorded as Other noncurrent assets on our consolidated balance sheets and amortized on a straight-line basis as a reduction of revenue over the lesser of the useful life of the solution or the expected customer relationship period for new contracts or over the contract period for renewal contracts.
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

For each of 2021 and 2019, we began our annual assessment with the qualitative assessment and concluded that it remained more likely than not that the fair value of each of our reporting units continued to exceed the carrying amounts. For 2020, we began our annual assessment for the Banking Solutions and Capital Market Solutions reporting units with qualitative assessments and concluded that it remained more likely than not that the fair value of each of the reporting units continued to exceed their respective carrying amounts. For Merchant Solutions, we began our 2020 annual assessment with a quantitative assessment due to the economic impact of the COVID-19 pandemic on our Merchant Solutions business and its primary operations being recently acquired as part of the Worldpay acquisition. As a result of the assessment, the fair value of the reporting unit was estimated to be in excess of its carrying amount by approximately 4%. Based on the results of our assessments, $94 million of goodwill related to certain non-strategic businesses within the Corporate and Other segment was impaired in 2020. For all other reporting units for all periods presented, goodwill was not impaired.

In addition, due to the continued economic impact of the COVID-19 pandemic, we evaluated if events and circumstances as of December 31, 2021, indicated potential impairment. We performed a qualitative assessment by examining factors most likely to affect our reporting units' fair values and considered the impact to our business from the COVID-19 pandemic. The factors examined involve significant use of management judgment and included, among others, (1) forecasted revenue, growth rates, operating margins, and capital expenditures used to calculate estimated future cash flows, (2) future economic and market conditions and (3) FIS' market capitalization. Based on our impairment assessment as of December 31, 2021, we concluded that it remained more likely than not that the fair value continues to exceed the carrying amount for each of our reporting units; therefore, goodwill was not impaired.

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

(i)Long-Lived Assets

Long-lived assets and intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset, which are Level 3-type measurements. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 2020, the Company recognized impairment losses totaling $42 million on certain long-lived assets related to reducing office space, including $30 million for operating lease right-of-use assets. There were no significant long-lived asset impairment losses recognized during 2021 and 2019.

(j)Intangible Assets

The Company has intangible assets that consist primarily of customer relationships and trademarks (i.e., a collective term for trademarks, trade names, and related intellectual property rights) that are recorded in connection with acquisitions at their fair value based on the results of valuation analyses. Customer relationships and trademarks acquired in business combinations are generally valued using the multi-period excess earnings method and relief-from-royalty method, respectively, which are Level 3-type measurements. Customer relationships are amortized over their estimated useful lives using an accelerated method that takes into consideration expected customer attrition rates up to a 10-year period. Trademarks with finite lives are amortized over periods ranging up to five years. Intangible assets with finite lives are reviewed for impairment following the same approach as long-lived assets.
(k)Software

Software includes software acquired in business combinations, purchased software and capitalized software development costs. Software acquired in business combinations is generally valued using the relief-from-royalty method, a Level 3-type measurement. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life, and software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, typically ranging from one to 10 years.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The capitalization of software development costs is based on whether the software is to be sold, leased or otherwise marketed, or if the software is for internal use. After the technological feasibility of the software has been established (for software to be marketed) or at the beginning of application development (for internal-use software), software development costs, which primarily include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for software to be marketed) or prior to application development (for internal-use software), are expensed as incurred. Software development costs are amortized on a solution-by-solution basis commencing on the date of general release (for software to be marketed) or the date placed in service (for internal-use software). Software development costs for software to be marketed are amortized using the greater of (1) the straight-line method over its estimated useful life, which typically ranges from three to 10 years, or (2) the ratio of current revenue to total anticipated revenue over its useful life. The Company assesses the recorded value of software to be marketed for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset (i.e., a net realizable value analysis) and reviews internal-use software for recoverability pursuant to long-lived asset guidance discussed above.

See Note 8 for software asset impairment losses recognized during 2021 and 2019, and incremental software amortization expense recognized during 2021. There were no material software asset impairment losses recognized during 2020.

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

See Note 9 for deferred contract cost asset impairment losses and incremental amortization expense recognized during 2021. There were no significant deferred contract cost asset impairment losses recognized during 2020 or 2019.

(m)Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed primarily using the straight-line method based on the estimated useful lives of the related assets typically as follows: 30 years for buildings and three to seven years for furniture, fixtures and computer equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the initial term of the applicable lease or the estimated useful lives of such assets.

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

(o)Operating Leases

The Company leases certain of its property, primarily real estate, under operating leases. Operating lease right-of-use ("ROU") assets are included in Other noncurrent assets, and operating lease liabilities are included in Accounts payable, accrued and other liabilities and Other noncurrent liabilities on the consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. Operating lease ROU assets also include any prepaid lease payments and exclude lease incentives received. The Company uses an incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. Lease term for accounting purposes may include options to extend (generally ranging from one to five years) or to terminate the lease when it is reasonably certain that the Company will exercise that option. For certain equipment leases, the Company applies a portfolio approach to effectively account for the operating lease ROU assets and liabilities. Lease agreements may include lease and related non-lease components, which are accounted for as a single lease component. Fixed costs included in the measurement of ROU assets are recognized as operating lease cost generally on a straight-line basis over the lease term. Certain leases require the Company to pay taxes, insurance, maintenance and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the ROU assets and lease liabilities to the extent they are variable in nature; instead, they are recognized as variable lease cost when incurred.

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

Technology or service components from third parties are frequently embedded in or combined with our applications or service offerings. We are often responsible for billing the client in these arrangements and transmitting the applicable fees to the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
third party. The Company determines whether it is responsible for providing the third-party solution or service as a principal or for arranging for the solution or service to be provided by the third party as an agent. Judgment is applied to determine whether we are the principal or the agent by evaluating whether the Company has control of the solution or service prior to it being transferred to the customer. The principal versus agent assessment is performed at the performance obligation level. Indicators that the Company considers in determining if it has control include whether the Company is primarily responsible for fulfilling the promise to provide the specified solution or service to the customer, the Company has inventory risk and the Company has discretion in establishing the price the customer ultimately pays for the solution or service. Depending upon the level of our contractual responsibilities and obligations for delivering solutions to end customers, we have arrangements where we are the principal and recognize the gross amount billed to the customer and other arrangements where we are the agent and recognize the net amount retained.

The total transaction price of a contract is allocated to each performance obligation in a manner depicting the amount of consideration to which the Company expects to be entitled in exchange for transferring the solution(s) or service(s) to the customer (the "allocation objective"). If the allocation objective is met at contractual prices, no allocation adjustments from contract prices are made. Otherwise, the Company reallocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis, except when the criteria are met for allocating variable consideration to one or more, but not all, performance obligations in the contract. The Company allocates variable consideration to one or more, but not all, performance obligations when the terms of the variable payment relate specifically to the Company's efforts to satisfy the performance obligation (or transfer the distinct solution or service) and when such allocation is consistent with the allocation objective when considering all performance obligations in the contract. Determining whether the criteria for allocating variable consideration to one or more, but not all, performance obligations in the contract requires significant judgment and may affect the timing and amount of revenue recognized.

To determine the standalone selling price of its promised solutions or services, the Company conducts a regular analysis to determine whether various solutions or services have an observable standalone selling price. If the Company does not have an observable standalone selling price for a particular solution or service, then the standalone selling price for that particular solution or service is estimated using all information that is reasonably available and maximizing observable inputs using approaches including historical pricing, cost plus a margin, adjusted market assessment, and a residual approach.

The following describes the nature of the Company's primary types of revenue and the revenue recognition policies and significant payment terms as they pertain to the types of transactions the Company enters into with its customers.

Transaction Processing and Services Revenue

Transaction processing and services revenue is primarily comprised of payment processing, data processing, application management, and outsourced services, including our SaaS, BPaaS and cloud offerings. Revenue from transaction processing and services is recurring and is typically volume or activity based depending on factors such as the number of payments, transactions, accounts or trades processed, number of users, number of hours of services or amount of computer resources used. Fees may include tiered pricing structures with the base tier representing a minimum monthly usage fee. Pricing within the tiers typically resets on a monthly basis, and minimum monthly volumes are generally met or exceeded. Contract lengths for processing services typically span one or more years; however, when distinct hosting services are offered, they are often cancelable without a significant penalty with 30-days' notice. Payment is generally due in advance or in arrears on a monthly or quarterly basis and may include fixed or variable payment amounts depending on the specific payment terms and activity in the period.

For processing services revenue, the nature of the Company's promise to the customer is to stand ready to provide continuous access to the Company's processing platforms and perform an unspecified quantity of outsourced and transaction processing services for a specified term or terms. Accordingly, processing services are generally viewed as a stand-ready performance obligation comprised of a series of distinct daily services. The Company typically satisfies its processing services performance obligations over time as the services are provided. A time-elapsed output method is used to measure progress because the Company's efforts are expended evenly throughout the period given the nature of the promise is a stand-ready service. The Company has evaluated its variable payment terms related to its processing services revenue accounted for as a series of distinct days of service and concluded that they generally meet the criteria for allocating variable consideration entirely to one or more, but not all, performance obligations in a contract. Accordingly, when the criteria are met, variable amounts based on the number and type of services performed during a period are allocated to, and recognized on, the day in which the Company performs the related services. Fixed fees for processing services are generally recognized ratably over the contract period.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Processing revenue also includes network, interchange, and other pass-through fees. Pass-through fees generally represent variable consideration and are allocated to, and recognized on, the day on which the related services are performed. Pass-through fees are billed monthly. Network and interchange fees are presented on a net basis; other pass through fees may be recorded on either a gross or a net basis depending on whether the Company is acting as a principal or an agent.

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

In assessing whether implementation services provided on data processing, application management or software agreements are a distinct performance obligation, the Company considers whether the services are both capable of being distinct (i.e., the customer can benefit from the services alone or in combination with other resources that are readily available to the customer) and distinct within the context of the contract (i.e., the services are separately identifiable from the other performance obligations in the contract). Implementation services and other professional services are typically considered distinct performance obligations. However, when these services involve significant customization or modification of an underlying solution or offering, or if the services are complex and not available from a third-party provider and must be completed prior to a customer having the ability to benefit from a solution or offering, then such services and the underlying solution or offering will be accounted for as a combined performance obligation.

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

Material Rights

Some of the Company's contracts with customers include options for the customer to acquire additional solutions or services in the future, including options to renew existing services. Options may represent a material right to acquire solutions or services if the discount is incremental to the range of discounts typically given for those solutions or services to that class of customer in that geographical area or market and if the customer would not have obtained the option without entering into the contract. If deemed to be a material right, the Company will account for the material right as a separate performance obligation and determine the standalone selling price based on directly observable prices when available. If the standalone selling price is not directly observable, then the Company estimates the standalone selling price to be equal to the discount that the customer would obtain by exercising the option, as adjusted for any discount that the customer would receive without exercising the option and for the likelihood that the option will be exercised.

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

Selling, general and administrative expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in sales, marketing, human resources, finance, risk management and other administrative roles. Selling, general and administrative expenses also include depreciation on non-operating corporate assets as well as advertising and other marketing-related program costs.

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

(t)Net Earnings per Share

The basic weighted average shares and common stock equivalents for the years ended December 31, 2021, 2020 and 2019 are computed using the treasury stock method.

Net earnings and earnings per share for the years ended December 31, 2021, 2020 and 2019 are as follows (in millions, except per share data):

	Year ended December 31,
	2021	2020	2019
Net earnings attributable to FIS common stockholders	$417	$158	$298
Weighted average shares outstanding-basic	616	619	445
Plus: Common stock equivalent shares	5	8	6
Weighted average shares outstanding-diluted	621	627	451
Net earnings per share-basic attributable to FIS common stockholders	$0.68	$0.26	$0.67
Net earnings per share-diluted attributable to FIS common stockholders	$0.67	$0.25	$0.66

Options to purchase approximately 2 million, 1 million and 1 million shares of our common stock for the years ended December 31, 2021, 2020 and 2019, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(u)Certain Reclassifications

Certain reclassifications have been made in the 2020 and 2019 consolidated financial statements to conform to the classifications used in 2021.

(3)Acquisitions

Payrix Acquisition

On December 23, 2021, FIS acquired 100% of the equity of Payrix Holdings, LLC, and subsidiaries ("Payrix"), previously a privately held fintech company that specializes in embedding and monetizing payments in SaaS platforms to serve the eCommerce needs of small- to medium-sized businesses through a global card-not-present offering. The acquisition was accounted for as a business combination. We recorded a provisional allocation of the $777 million purchase price, primarily paid in cash, to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, consisting primarily of $132 million in software assets. We also recorded $620 million in goodwill. Our purchase price allocation is provisional as of December 31, 2021, and we expect to finalize as soon as practicable, but no later than one year from the date of acquisition.

Virtus Acquisition

On January 2, 2020, FIS acquired a majority interest in Virtus Partners ("Virtus"), previously a privately held company that provides high-value managed services and technology to the credit and loan market. FIS acquired a 70% voting and financial interest in Virtus with 30% interest retained by the founders of Virtus ("Founders"). The acquisition was accounted for as a business combination. We recorded an allocation of the $404 million cash purchase price and the $173 million fair value of redeemable noncontrolling interest to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values, consisting primarily of $254 million in customer relationships and $51 million in software assets. We also recorded $253 million in goodwill. The Company completed its assessment of the fair value of assets acquired and liabilities assumed within the one-year period from the date of acquisition.

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

Worldpay Acquisition

On July 31, 2019, FIS completed the acquisition of Worldpay by acquiring 100 percent of Worldpay's equity. The Worldpay acquisition brought an integrated technology platform with a comprehensive suite of solutions and services serving merchants and financial institutions and provided FIS with enhanced global payment capabilities, robust risk and fraud solutions and advanced data analytics. The $48,245 million purchase price for the Worldpay acquisition was accounted for as a business combination.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Unaudited supplemental pro forma results of operations for the years ended December 31, 2019, assuming the acquisition had occurred as of January 1, 2018, are presented below (in millions, except per share amounts):

Year ended December 31,
2019
Revenue	$12,724
Net earnings (loss) attributable to FIS common stockholders	$254
Net earnings (loss) per share-basic attributable to FIS common stockholders	$0.41
Net earnings (loss) per share-diluted attributable to FIS common stockholders	$0.41

The unaudited pro forma results include certain pro forma adjustments to revenue and net earnings that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2018, including the following:
•additional amortization expense that would have been recognized relating to the acquired intangible assets;
•adjustment to interest expense to reflect the removal of Worldpay debt and the addition of borrowings of FIS in conjunction with the acquisition; and
•a reduction in expenses for the year ended December 31, 2019, of $260 million for acquisition-related transaction costs and other one-time non-recurring costs.

(4)Revenue

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue. The tables also include a reconciliation of the disaggregated revenue with the Company's reportable segments. Prior-period amounts have been recast to conform to the reportable segment presentation changes made during the year ended December 31, 2020, as discussed in Note 21.

For the year ended December 31, 2021 (in millions):

	Reportable Segments
	Merchant Solutions	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Primary Geographical Markets:
North America	$3,161	$5,454	$1,490	$228	$10,333
All others	1,335	942	1,134	133	3,544
Total	$4,496	$6,396	$2,624	$361	$13,877

Type of Revenue:
Recurring revenue:
Transaction processing and services	$4,370	$4,778	$1,183	$317	$10,648
Software maintenance	2	359	510	1	872
Other recurring	83	170	96	11	360
Total recurring	4,455	5,307	1,789	329	11,880

Software license	8	129	374	—	511
Professional services	1	591	451	5	1,048
Other non-recurring	32	369	10	27	438
Total	$4,496	$6,396	$2,624	$361	$13,877

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the year ended December 31, 2020 (in millions):

	Reportable Segments
	Merchant Solutions	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Primary Geographical Markets:
North America	$2,719	$5,105	$1,453	$274	$9,551
All others	1,048	839	987	127	3,001
Total	$3,767	$5,944	$2,440	$401	$12,552

Type of Revenue:
Recurring revenue:
Transaction processing and services	$3,680	$4,443	$1,091	$374	$9,588
Software maintenance	2	352	493	1	848
Other recurring	77	165	99	2	343
Total recurring	3,759	4,960	1,683	377	10,779

Software license	2	89	328	6	425
Professional services	1	605	427	5	1,038
Other non-recurring	5	290	2	13	310
Total	$3,767	$5,944	$2,440	$401	$12,552

For the year ended December 31, 2019 (in millions):

	Reportable Segments
	Merchant Solutions	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Primary Geographical Markets:
North America	$1,409	$4,738	$1,398	$314	$7,859
All others	533	854	920	167	2,474
Total	$1,942	$5,592	$2,318	$481	$10,333

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,890	$4,056	$993	$420	$7,359
Software maintenance	2	360	482	—	844
Other recurring	37	177	106	—	320
Total recurring	1,929	4,593	1,581	420	8,523

Software license	8	150	328	13	499
Professional services	1	581	406	6	994
Other non-recurring	4	268	3	42	317
Total	$1,942	$5,592	$2,318	$481	$10,333

Contract Balances

The Company recognized revenue of approximately $680 million, $764 million and $762 million, during the years ended December 31, 2021, 2020 and 2019, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2021, approximately $23.0 billion of revenue is estimated to be recognized in the future primarily from the Banking Solutions and Capital Market Solutions segments' remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 30% of the Banking Solutions and Capital Market Solutions segments' remaining performance obligations over the next 12 months, approximately another 21% over the next 13 to 24 months, and the balance thereafter.

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

(5)Property and Equipment

Property and equipment as of December 31, 2021 and 2020, consist of the following (in millions):

	2021	2020
Land	$46	$48
Buildings	397	295
Leasehold improvements	162	157
Computer equipment	1,754	1,622
Furniture, fixtures, and other equipment	161	170
	2,520	2,292
Accumulated depreciation and amortization	(1,571)	(1,405)
Total Property and equipment, net	$949	$887

During the years ended December 31, 2021 and 2020, the Company entered into other financing obligations of $35 million and $21 million, respectively, for certain hardware and software. The assets are included in property and equipment and software and the other financing obligations are classified as long-term debt on our consolidated balance sheets. Periodic payments are included in repayment of borrowings on the consolidated statements of cash flows.

Depreciation and amortization expense on property and equipment totaled $257 million, $252 million and $201 million for the years ended December 31, 2021, 2020 and 2019, respectively.

(6)Goodwill

Changes in goodwill during the years ended December 31, 2021 and 2020, are summarized below (in millions). Prior-period amounts have been recast to conform to the reportable segment presentation changes made during the year ended

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2020, as discussed in Note 21.

	Merchant Solutions	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Balance, December 31, 2019	$35,553	$12,217	$4,358	$114	$52,242
Goodwill attributable to acquisitions	(11)	57	253	—	299
Foreign currency adjustments	725	5	91	—	821
Asset impairments	—	—	—	(94)	(94)
Balance, December 31, 2020	36,267	12,279	4,702	20	53,268
Goodwill attributable to acquisitions	620	—	—	—	620
Foreign currency adjustments	(484)	(35)	(39)	—	(558)
Balance, December 31, 2021	$36,403	$12,244	$4,663	$20	$53,330

(7)Intangible Assets

Intangible assets as of December 31, 2021, consist of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$18,410	$(7,141)	$11,269
Trademarks and other	509	(239)	270
Total Intangible assets, net	$18,919	$(7,380)	$11,539

Intangible assets as of December 31, 2020, consist of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$18,586	$(5,024)	$13,562
Trademarks and other	555	(189)	366
Total Intangible assets, net	$19,141	$(5,213)	$13,928

Amortization expense for intangible assets with finite lives was $2,383 million, $2,400 million and $1,444 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Estimated amortization of intangible assets for the next five years is as follows (in millions):

2022	$2,232
2023	2,042
2024	1,843
2025	1,675
2026	1,214

(8)Software

Software as of December 31, 2021 and 2020, consists of the following (in millions):

	2021	2020
Software from acquisitions	$2,181	$2,077
Capitalized software development costs	3,286	2,826
Purchased software	728	632
	6,195	5,535
Accumulated amortization	(2,896)	(2,165)
Total Software, net	$3,299	$3,370

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the year ended December 31, 2021, the Company recorded $144 million of software asset impairments and $145 million of incremental software amortization expense driven by the Company's platform modernization. Platform modernization includes sunsetting certain technology platforms, which resulted in shortened estimated useful lives and accelerated amortization methods primarily impacting the associated assets over approximately the next three years, beginning in the third quarter of 2021. During the year ended December 31, 2019, the Company recorded asset impairments of $87 million, primarily related to certain software resulting from the Company's net realizable value analysis.

Amortization expense for software was $1,041 million, $837 million and $616 million for the years ended December 31, 2021, 2020 and 2019, respectively.

(9)Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of December 31, 2021 and 2020, consist of the following (in millions):

	2021	2020
Contract costs on implementations in progress	$218	$245
Contract origination costs on completed implementations, net	553	470
Contract fulfillment costs on completed implementations, net	198	202
Total Deferred contract costs, net	$969	$917

For the years ended December 31, 2021, 2020 and 2019, amortization of deferred contract costs on completed implementations was $335 million, $225 million and $184 million.

During the year ended December 31, 2021, the Company recorded $58 million of impairments and $38 million of incremental amortization expense related to deferred contract costs driven by the Company's platform modernization, also discussed in Note 8.

(10)Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities as of December 31, 2021 and 2020, consists of the following (in millions):

	2021	2020
Trade accounts payable and other accrued liabilities	$1,829	$1,576
Salaries and incentives	403	261
Taxes other than income tax	299	236
Accrued benefits and payroll taxes	134	155
Operating lease liabilities	146	152
Accrued interest payable	53	102
Total Accounts payable, accrued and other liabilities	$2,864	$2,482

(11)Other Noncurrent Assets and Liabilities

Other noncurrent assets as of December 31, 2021 and 2020, consist of the following (in millions):

	2021	2020
Operating lease ROU assets (1)	$462	$534
Equity security investments	358	81
Visa Europe and contingent value rights ("CVR") related assets	197	70
Other	1,120	889
Total Other noncurrent assets	$2,137	$1,574

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Other noncurrent liabilities as of December 31, 2021 and 2020, consist of the following (in millions):

	2021	2020
Operating lease liabilities (1)	$378	$453
Tax Receivable Agreement liability (2)	267	447
CVR liability	478	401
Deferred revenue	175	59
Other	617	666
Total Other noncurrent liabilities	$1,915	$2,026

(1)See Note 14, Operating Leases
(2)See Note 16, Commitments and Contingencies

Visa Europe and Contingent Value Rights

As part of the Worldpay acquisition, the Company acquired certain assets and liabilities related to the June 2016 Worldpay Group plc (Legacy Worldpay) disposal of its ownership interest in Visa Europe to Visa Inc. As part of the disposal, Legacy Worldpay received proceeds from Visa Inc. in the form of cash ("cash consideration") and convertible preferred stock ("preferred stock"), the value of which may be reduced by losses incurred relating to ongoing interchange-related litigation involving Visa Europe. The preferred stock becomes convertible into Visa Inc. Class A common stock ("common stock") in stages as determined by Visa Inc. in accordance with the relevant transaction documents pertaining to the aforementioned disposal of the Visa Europe ownership interest. The preferred stock becomes fully convertible no later than 2028 (subject to a holdback to cover any pending claims). Also in connection with the disposal and pursuant to the terms of an amendment discussed further below, Legacy Worldpay agreed to pay former Legacy Worldpay owners 90% of the net-of-tax proceeds from the disposal, known as contingent value rights, which is recorded as a liability ("CVR liability") on the consolidated balance sheets.

On September 17, 2020, the Company executed an amendment with the former Legacy Worldpay owners to pay approximately one-third of the cash consideration component of the CVR liability, or $185 million, to the former Legacy Worldpay owners upon amendment execution and to pay the remaining approximately two-thirds of the cash consideration on October 12, 2027, subject to reduction due to losses incurred by Visa Inc. relating to the litigation. The partial payment of the cash consideration was reflected as Other financing activities, net, on the consolidated statement of cash flows for the year ended December 31, 2020.

In the fourth quarter of 2020, Visa Inc. released a portion of the preferred stock that was converted into common stock. The Company sold the common stock for $552 million and paid 90% of the net-of-tax proceeds of $403 million to the former Legacy Worldpay owners. The sale of stock and related payment to the former Legacy Worldpay owners was reflected as Other investing activities, net and Other financing activities, net, respectively on the consolidated statement of cash flows for the year ended December 31, 2020.

The Company has elected the fair value option under ASC 825, Financial Instruments ("ASC 825"), for measuring its preferred stock asset and CVR liability. The fair value of the preferred stock was $197 million and $70 million at December 31, 2021 and 2020, respectively, recorded in Other noncurrent assets on the consolidated balance sheets. The fair value of the CVR liability was $478 million and $401 million at December 31, 2021 and 2020, respectively, recorded in Other noncurrent liabilities on the consolidated balance sheets. Pursuant to ASC 825, the Company remeasures the fair value of the preferred stock and CVR liability each reporting period. The net change in fair value was $53 million, $78 million and $5 million for the years ended December 31, 2021, 2020 and 2019, respectively, recorded in Other income (expense), net on the consolidated statements of earnings.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Equity Security Investments

The Company holds various equity securities without readily determinable fair values that primarily represent strategic investments made through our FIS Impact Ventures program as well as investments obtained through acquisitions. Such investments totaled $358 million and $81 million at December 31, 2021 and 2020, respectively, and are included within Other noncurrent assets on the consolidated balance sheets. The Company accounts for these investments at cost, less impairment, and adjusts the carrying values for observable price changes from orderly transactions for identical or similar investments of the same issuer. These adjustments are generally considered Level 2-type fair value measurements. The Company records gains and losses on these investments, realized and unrealized, as Other income (expense), net on the consolidated statements of earnings (loss) and recorded net gains of $218 million for the year ended December 31, 2021, related to these investments.

(12)Debt
Long-term debt as of December 31, 2021 and 2020, consists of the following (in millions):

	December 31, 2021
		Weighted
		Average
	Interest	Interest		December 31,
	Rates	Rate (1)	Maturities	2021	2020
Fixed Rate Notes
Senior USD Notes	0.4% - 4.8%	1.8%	2023 - 2048	$6,909	$4,938
Senior Euro Notes	0.1% - 3.0%	1.3%	2022 - 2039	7,656	8,891
Senior GBP Notes	1.7% - 3.4%	1.6%	2022 - 2031	1,655	2,526
Senior Euro Floating Rate Notes		N/A	2021	—	613
Revolving Credit Facility (2)		1.4%	2026	325	251
Other (3)				(103)	46
Total long-term debt, including current portion				16,442	17,265
Current portion of long-term debt				(1,617)	(1,314)
Long-term debt, excluding current portion				$14,825	$15,951
(1)The weighted average interest rate includes the impact of interest rate swaps (see Note 13).
(2)Interest on the Revolving Credit Facility is generally payable at LIBOR plus an applicable margin of up to 1.625% plus an unused commitment fee of up to 0.225%, each based upon the Company's corporate credit ratings. The weighted average interest rate on the Revolving Credit Facility excludes fees.
(3)Other includes financing obligations for certain hardware and software, the fair value of interest rate swaps (see Note 13), unamortized non-cash bond discounts and unamortized debt issuance costs.

Short-term borrowings as of December 31, 2021 and 2020, consist of the following (in millions):

	December 31, 2021
	Weighted
	Average
	Interest		December 31,
	Rate	Maturities	2021	2020
Euro-commercial paper notes ("ECP Notes")	(0.5)%	Up to 183 days	$1,723	$861
U.S. commercial paper notes ("USCP Notes")	0.4%	Up to 397 days	2,087	1,745
Other			101	144
Total Short-term borrowings			$3,911	$2,750

As of December 31, 2021, the weighted average interest rate of the Company's outstanding debt was 0.9%, including the impact of interest rate swaps (see Note 13).

The obligations of FIS under the Revolving Credit Facility, ECP Notes and USCP Notes, and all of its outstanding senior notes rank equal in priority and are unsecured.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following summarizes the aggregate maturities of our long-term debt, including other financing obligations for certain hardware and software, based on stated contractual maturities, excluding the fair value of the interest rate swaps (see Note 13) and net unamortized non-cash bond discounts of $(126) million as of December 31, 2021 (in millions):

Total
2022	$1,620
2023	2,193
2024	1,325
2025	715
2026	1,581
Thereafter	9,237
Total principal payments	16,671
Debt issuance costs, net of accumulated amortization	(103)
Total long-term debt	$16,568

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

On May 21, 2021, FIS repaid an aggregate principal amount of €446 million in Senior Euro Floating Rate Notes, on their due date, pursuant to the related indenture.

In March 2021, pursuant to cash tender offers and make-whole redemptions, FIS purchased and redeemed an aggregate principal amount of $5.1 billion in Senior Notes, comprised of $3,529 million in Senior USD Notes, $600 million in Senior Euro Notes, $871 million in Senior GBP Notes, and $66 million in Senior Euro Floating Rate Notes, with interest rates ranging from 0.0% to 5.0% and maturities ranging from 2021 to 2029, resulting in a loss on extinguishment of debt of approximately $528 million, recorded in Other income (expense), net on the consolidated statement of earnings, relating to tender premiums, make-whole amounts, and fees; the write-off of unamortized bond discounts and debt issuance costs; and losses on related derivative instruments. The Company funded the purchase and redemption of the Senior Notes with proceeds on borrowings from the issuance and sale of Senior USD Notes on March 2, 2021.

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

FIS has a U.S. commercial paper ("USCP") program for the issuance and sale of senior, unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any time of $5.5 billion. The USCP program will generally be used for general corporate purposes.

Revolving Credit Facility

On March 2, 2021, FIS entered into an amendment to the Revolving Credit Facility agreement to amend certain covenant provisions, revise lender commitments for certain counterparties, and extend the scheduled maturity date to March 2, 2026. On May 29, 2019, FIS entered into an amendment to increase the revolving credit commitments outstanding under the Revolving Credit Facility from $4.0 billion to $5.5 billion. Borrowing under the Revolving Credit Facility will generally be used for general corporate purposes, including backstopping any notes that FIS may issue under the USCP and ECP programs described above. As of December 31, 2021, the borrowing capacity under the Revolving Credit Facility was $1,365 million (net of $3,810 million of capacity backstopping our commercial paper notes).

The Revolving Credit Facility is subject to customary covenants, including, among others, customary events of default and limitations on the payment of dividends by FIS.

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

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $570 million and $1,640 million higher than the carrying value, excluding the fair value of the interest rate swaps and unamortized discounts, as of December 31, 2021 and 2020, respectively.

(13)Financial Instruments

Fair Value Hedges

The Company holds interest rate swaps with aggregate notional amounts of $1,854 million, £925 million and €500 million at December 31, 2021, and $1,000 million and €500 million at December 31, 2020, converting the interest rate exposure on certain of the Company's Senior USD Notes, Senior GBP Notes and Senior Euro Notes, as applicable, from fixed to variable. These swaps are designated as fair value hedges for accounting purposes with a net liability fair value of $(85) million reflected as a decrease in the long-term debt balance at December 31, 2021, and a net asset fair value of $10 million reflected as an increase in the long-term debt balance at December 31, 2020 (see Note 12).

Net Investment Hedges

The purpose of the Company's net investment hedges, as discussed below, is to reduce the volatility of FIS' net investment value in its Euro- and Pound Sterling-denominated operations due to changes in foreign currency exchange rates.

The Company recorded net investment hedge aggregate gain (loss) for the change in fair value as Foreign currency translation adjustments and related income tax (expense) benefit within Other comprehensive earnings (loss), net of tax, on the consolidated statements of comprehensive earnings (loss) of $878 million, $(951) million and $(229) million, during the years ended December 31, 2021, 2020 and 2019, respectively. No ineffectiveness has been recorded on the net investment hedges.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Foreign Currency-Denominated Debt Designations

The Company designates certain foreign currency-denominated debt as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations. As of December 31, 2021 and 2020, an aggregate €8,275 million and €7,466 million, respectively was designated as a net investment hedge of the Company's investment in Euro-denominated operations related to Senior Euro Notes with maturities ranging from 2022 to 2039 and ECP Notes. As of December 31, 2020, an additional €1,000 million was designated as a net investment hedge of the Company's investment in Euro-denominated operations related to the Senior Euro Floating Rate Notes and Senior Euro Notes with a 2021 maturity. As of December 31, 2021 and 2020, an aggregate £1,193 million and £1,850 million, respectively, was designated as a net investment hedge of the Company's Pound Sterling-denominated operations related to the Senior GBP Notes with maturities ranging from 2022 to 2031.

Cross-Currency Interest Rate Swap Designations

The Company holds cross-currency interest rate swaps and designates them as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations.

As of December 31, 2021 and 2020, aggregate notional amounts of €5,906 million and €4,508 million, respectively, were designated as net investment hedges of the Company's investment in Euro-denominated operations, and aggregate notional amounts of £2,345 million and £565 million, respectively, were designated as net investment hedges of the Company's Pound Sterling-denominated operations. The cross-currency interest rate swap fair values were net assets of $258 million and net liabilities of $(306) million at December 31, 2021 and 2020, respectively.

(14)Operating Leases

The classification of the Company's operating lease ROU assets and liabilities in the consolidated balance sheets as of December 31, 2021 and 2020, is as follows (in millions):

		December 31,
	Classification	2021	2020
Operating lease ROU assets	Other noncurrent assets	$462	$534

Operating lease liabilities	Accounts payable, accrued and other liabilities	$146	$152
	Other noncurrent liabilities	378	453
Total operating lease liabilities		$524	$605

Operating lease cost was $159 million and $210 million, and variable lease cost was $39 million and $39 million, for the years ended December 31, 2021 and 2020, respectively. Operating lease cost for the year ended December 31, 2020, included $30 million in ROU assets impairment charges. Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows was $165 million and $165 million for the years ended December 31, 2021 and 2020, respectively. Operating lease ROU assets obtained in exchange for operating lease liabilities was $83 million and $138 million for the years ended December 31, 2021 and 2020, respectively. The weighted average remaining operating lease term was 5.5 years and 5.8 years and the weighted average operating lease discount rate was 3.0% and 3.2% as of December 31, 2021 and 2020, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Maturities of operating lease liabilities, as of December 31, 2021, are as follows (in millions):

2022	$145
2023	121
2024	96
2025	67
2026	58
Thereafter	102
Total lease payments	589
Less: Imputed interest	(65)
Total operating lease liabilities	$524

(15)Income Taxes

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2021, 2020 and 2019, consists of the following (in millions):

	2021	2020	2019
Current provision (benefit):
Federal	$220	$81	$53
State	68	50	46
Foreign	172	176	116
Total current provision	$460	$307	$215
Deferred provision (benefit):
Federal	$(118)	$(53)	$(47)
State	(11)	(28)	7
Foreign	40	(130)	(75)
Total deferred provision	(89)	(211)	(115)
Total provision for income taxes	$371	$96	$100

The provision for income taxes is based on pre-tax income from continuing operations, which is as follows for the years ended December 31, 2021, 2020 and 2019 (in millions):

	2021	2020	2019
United States	$747	$441	$220
Foreign	42	(175)	193
Total	$789	$266	$413

Total income tax expense for the years ended December 31, 2021, 2020 and 2019, is allocated as follows (in millions):

	2021	2020	2019
Tax expense (benefit) per statements of earnings	$371	$96	$100
Unrealized gain (loss) on derivatives	141	(7)	(41)
Foreign currency translation adjustments	143	(154)	240
Other components of other comprehensive earnings (loss)	—	—	(3)
Total income tax expense (benefit) allocated to other comprehensive earnings	284	(161)	196
Total income tax expense (benefit)	$655	$(65)	$296

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for the years ended December 31, 2021, 2020 and 2019, is as follows:

	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes	6.7	14.6	2.5
Federal benefit of state taxes	(1.4)	(3.1)	(0.5)
Foreign rate differential	(4.5)	(10.1)	(1.7)
U.K. tax rate adjustment	23.6	38.2	—
Non-deductible executive compensation	3.5	9.0	10.6
Withholding tax on actual and estimated remittances	2.9	2.1	—
Foreign-derived intangible income deduction	(2.4)	(7.2)	(3.3)
Tax benefit from stock-based compensation	(2.2)	(18.1)	(8.1)
CVR liability fair value and foreign currency adjustment	2.0	8.2	0.7
Research and development credit	(1.6)	(4.1)	(2.4)
Unrecognized tax benefits	0.6	0.3	(1.4)
Return to provision adjustments	(0.3)	(4.9)	(0.4)
Acquisition-related items	—	(15.9)	1.8
Book basis in excess of tax basis for goodwill impairment and disposition	—	9.2	—
State tax rate adjustment	—	(2.8)	5.1
Cares Act net operating loss adjustment	—	(2.3)	—
Deferred tax and other rate adjustments	—	1.1	0.2
Other	(0.9)	0.8	0.1
Effective income tax rate	47.0%	36.0%	24.2%

The significant components of deferred income tax assets and liabilities as of December 31, 2021 and 2020, consist of the following (in millions):

	2021	2020
Deferred income tax assets:
Net operating loss carryforwards	$194	$221
Employee benefit accruals	173	155
Other deferred tax assets	154	204
Total gross deferred income tax assets	521	580
Less valuation allowance	(191)	(204)
Total deferred income tax assets	330	376
Deferred income tax liabilities:
Amortization of goodwill and intangible assets	(3,743)	(3,945)
Foreign currency translation adjustment	(320)	(95)
Deferred contract costs	(196)	(173)
Other deferred tax liabilities	(215)	(140)
Total deferred income tax liabilities	(4,474)	(4,353)
Net deferred income tax liability	$(4,144)	$(3,977)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Deferred income taxes are classified in the consolidated balance sheets as of December 31, 2021 and 2020, as follows (in millions):

	2021	2020
Noncurrent deferred income tax assets (included in Other noncurrent assets)	$49	$40
Noncurrent deferred income tax liabilities	(4,193)	(4,017)
Net deferred income tax liability	$(4,144)	$(3,977)

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

 As of December 31, 2021 and 2020, the Company had net income taxes receivable of $132 million and $147 million, respectively. These amounts are included in Other receivables in the consolidated balance sheets.

As of December 31, 2021 and 2020, the Company has federal, state and foreign net operating loss carryforwards resulting in deferred tax assets of $194 million and $221 million, respectively. The federal and state net operating losses result in deferred tax assets as of December 31, 2021 and 2020, of $69 million and $90 million, respectively, which expire between 2022 and 2041. The Company has a valuation allowance related to these deferred tax assets for net operating loss carryforwards in the amounts of $41 million and $48 million as of December 31, 2021 and 2020. The Company has foreign net operating loss carryforwards resulting in deferred tax assets as of December 31, 2021 and 2020, of $125 million and $131 million, respectively. The Company has a full valuation allowance against the foreign net operating losses as of December 31, 2021 and 2020.

The Company participates in the IRS' Compliance Assurance Process ("CAP"), which is a real-time continuous audit. The IRS has completed its review for years through 2018. Currently, we believe the ultimate resolution of the IRS examinations will not result in a material adverse effect to the Company's financial position or results of operations. Tax years that remain subject to examination by major foreign and state tax jurisdictions are 2014 and forward.
As of December 31, 2021 and 2020, the Company had gross unrecognized tax benefits of $54 million and $44 million of which $47 million and $38 million, respectively, would favorably impact our income tax rate in the event that the unrecognized tax benefits are recognized.

The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period (in millions):

Gross Amount
Amounts of unrecognized tax benefits as of December 31, 2019	$45
Amount of decreases due to lapse of the applicable statute of limitations	(1)
Amount of decreases due to settlements	(9)
Increases as a result of tax positions taken in the current period	9
Amount of unrecognized tax benefit as of December 31, 2020	44
Amount of decreases due to lapse of the applicable statute of limitations	(4)
Amount of decreases due to settlements	(2)
Increases as a result of tax positions taken in prior period	11
Increases as a result of tax positions taken in the current period	6
Foreign currency translation	(1)
Amount of unrecognized tax benefit as of December 31, 2021	$54

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The total amount of interest expense recognized in the consolidated statements of earnings for unpaid taxes is $3 million, $3 million and $3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The total amount of interest and penalties included in the consolidated balance sheets is $16 million and $15 million as of December 31, 2021 and 2020, respectively. Interest and penalties are recorded as a component of income tax expense in the consolidated statements of earnings.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Obligations recorded in our consolidated financial statements pursuant to the TRA are based on estimates of future deductions and future tax rates and in the case of the obligations subject to the Amendment, reflect management's expectation that the options will be exercised. In January 2022, the Company exercised its second call option pursuant to the Amendment, which results in fixed cash payments to Fifth Third of $186 million. The timing and/or amount of aggregate payments due under the TRA may vary based on a number of factors, including the exercise of options, the amount and timing of taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryforwards and amortizable basis. Each reporting period, the Company evaluates the assumptions underlying the TRA obligations.

The consolidated balance sheet as of December 31, 2021 and 2020, includes a total liability of $451 million and $532 million, respectively, relating to the TRA. The following table summarizes our estimated payment obligation timing under the TRA as of December 31, 2021 (in millions):

		Payments Due in
	Total	2022	2023	2024 and After
Obligations under TRA	$451	$185	$197	$69

Chargeback Liability

Through services offered in our Merchant Solutions segment, the Company is exposed to potential losses from merchant-related chargebacks. A chargeback occurs when a dispute between a cardholder and a merchant, including a claim for non-delivery of the product or service by the merchant, is not resolved in favor of the merchant and the transaction is charged back to the merchant resulting in a refund of the purchase price to the cardholder. If the Company is unable to collect this chargeback amount from the merchant due to closure, bankruptcy or other reasons, the Company bears the loss for the refund paid to the cardholder. The risk of chargebacks is typically greater for those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. The economic impact of the COVID-19 pandemic has not resulted in material chargeback losses as of December 31, 2021; however, it is reasonably possible that the Company has incurred or may incur significant losses related to future chargebacks. Due to the unprecedented nature of the pandemic and the numerous current and future uncertainties that may impact any potential chargeback losses, and considering that the Company has no historical experience with similar uncertainties, a reasonable estimate of the possible accrual for future chargeback losses or range of losses cannot be made.

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

Purchase Commitments

The Company has agreements with various vendors, generally with one- to five-year terms, principally for software, maintenance support, telecommunication and network services. Additionally, we have agreements with third-party processors to provide gateway authorization and other processing services. The Company's estimated aggregate contractual obligation remaining under these agreements is approximately $795 million as of December 31, 2021, which is inclusive of the capital obligation related to the construction of our new headquarters. However, this amount could be more or less depending on various factors such as the inflation rate, foreign exchange rates, the introduction of significant new technologies, or changes in the Company's processing needs. The foregoing amounts do not include obligations of the Company under operating leases.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(17)Employee Benefit Plans

Stock Purchase Plan

FIS employees participate in an Employee Stock Purchase Plan ("ESPP"). Eligible employees may voluntarily purchase, at current market prices, shares of FIS' common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees based upon their contributions. The Company contributes a matching amount as specified in the ESPP of 25% of the employee's contribution. The Company recorded expense of $21 million, $20 million, and $15 million, respectively, for the years ended December 31, 2021, 2020 and 2019, relating to the participation of FIS employees in the ESPP.

401(k) Profit Sharing Plans

The Company's U.S. employees are covered by a qualified 401(k) plan. Eligible employees may contribute up to 40% of their eligible compensation, up to the annual amount allowed pursuant to the Internal Revenue Code. The Company generally matches 50% of each dollar of employee contribution up to 6% of the employee's total eligible compensation. The Company recorded expense of $118 million, $107 million and $91 million, respectively, for the years ended December 31, 2021, 2020 and 2019, relating to the participation of FIS employees in the 401(k) plan.

Stock Compensation Plans

The Company grants equity awards pursuant to shares authorized under the FIS 2008 Omnibus Incentive Plan, as restated and amended in conjunction with certain acquisitions to register additional shares for issuance ("FIS Plan"). The number of shares available for future grants under the FIS Plan is 29 million as of December 31, 2021.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes stock option activity for the year ended December 31, 2021 (in millions except for per share amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2020	8	$88.01	3.8	$464
Granted	2	142.92
Exercised	(2)	72.67		$107
Cancelled	—	126.64
Balance, December 31, 2021	8	$99.32	3.6	$143

Options exercisable at December 31, 2021	6	$84.91	2.6	$142

The intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019, was $107 million, $348 million and $189 million, respectively. The intrinsic value of the outstanding options and options exercisable is based on a closing stock price as of December 31, 2021, of $109.15. The Company issues authorized but unissued shares or shares from treasury stock to settle stock options exercised.

The number of options granted for the years ended December 31, 2021, 2020 and 2019, was 2 million, 2 million and 1 million, respectively. The weighted average exercise price was $142.92, $120.47 and $113.48 for the years ended December 31, 2021, 2020 and 2019, respectively.

The weighted average fair value of options granted during the years ended December 31, 2021, 2020 and 2019, was $29.01, $21.17 and $19.25, respectively, using the Black-Scholes option pricing model with the assumptions below:

	2021	2020	2019
Risk free interest rate	0.6%	0.4%	2.2%
Volatility	27.6%	24.7%	20.1%
Dividend yield	1.1%	1.2%	1.2%
Weighted average expected life (years)	4.1	4.1	4.1

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

Restricted Stock Units

The Company issues restricted stock units, which typically vest annually over three years. The grant date fair value of the restricted stock units is based on the fair market value of our common stock on the grant date. The number of restricted stock units granted during the years ended December 31, 2021, 2020 and 2019, was 2 million, 1 million and 2 million, respectively. The weighted average grant date fair value of these awards granted during the years ended December 31, 2021, 2020 and 2019, was $136.69, $127.14 and $124.72, respectively. Certain restricted stock units granted in 2021, 2020 and 2019 are also subject to performance and/or market conditions, in addition to time-based vesting criteria. For the grants with performance conditions, participants typically have the right to earn 0% to 300% of the target number of shares of the Company's common stock,

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
determined by the level of the financial performance measures achieved during the performance period. The total fair value of restricted stock units that vested was $298 million, $293 million and $169 million in 2021, 2020 and 2019, respectively.

The following table summarizes the restricted stock units activity for the year ended December 31, 2021 (in millions except for per share amounts):

	Quantity	Weighted Average Fair Value
Balance December 31, 2020	5	$127.63
Granted	2	$136.69
Vested	(2)	$127.19
Forfeited	—	$126.34
Balance December 31, 2021	5	$132.60

Stock Compensation Cost

The Company recorded total stock compensation expense of $383 million, $283 million and $402 million for the years ended December 31, 2021, 2020 and 2019, respectively, included in Selling, general, and administrative expenses in the consolidated statements of earnings. Stock compensation expense recorded related to the grants with performance conditions is based on management's expected level of achievement of the financial performance measures during the performance period and is adjusted as appropriate throughout the performance period based on the shares expected to be earned at that time. The 2021 stock compensation expense includes $104 million in accelerated stock compensation expense resulting from the Qualified Retirement Equity Program modification, described further above.

As of December 31, 2021 and 2020, the total unrecognized compensation cost related to non-vested stock awards is $181 million and $304 million, respectively, which is expected to be recognized in pre-tax income over a weighted average period of 1.5 years and 1.2 years, respectively.

(18)Related-Party Transactions

The Company held a noncontrolling ownership stake in Cardinal Holdings ("Cardinal"), which operated the Capco consulting business, through April 29, 2021, when we sold our ownership stake due to an acquisition transaction of the Capco consulting business by Wipro Ltd. As a result of the transaction, we received net cash proceeds of approximately $367 million and recorded an approximate $225 million gain in Other income (expense), net on the consolidated statement of earnings. FIS' ownership stake in Cardinal was 36% at the date of sale and at December 31, 2020. Prior to the sale, the Company recorded the ownership stake in Cardinal as an equity method investment included within Other noncurrent assets on the consolidated balance sheet. The carrying value of this equity method investment was $137 million at December 31, 2020.

FIS provides ongoing management consulting services and other services to Cardinal. FIS also purchases services and software licenses from Cardinal from time to time. Cardinal was a related party through April 29, 2021. Amounts transacted through these agreements were not significant to the 2021, 2020 and 2019 periods presented when Cardinal was a related party.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(19)Components of Other Comprehensive Earnings (Loss)

The following table shows Accumulated other comprehensive earnings (loss) attributable to FIS by component, net of tax, for the years ended December 31, 2021, 2020 and 2019 (in millions):

	Interest Rate Swap Contracts	Foreign Currency Translation Adjustments	Other	Total
Balances, December 31, 2018	$—	$(391)	$(39)	$(430)
Other comprehensive earnings (loss) before reclassifications	(127)	578	(56)	395
Amounts reclassified from accumulated other comprehensive earnings	—	—	2	2
Balances, December 31, 2019	(127)	187	(93)	(33)
Other comprehensive earnings (loss) before reclassifications	(21)	106	3	88
Amounts reclassified from accumulated other comprehensive earnings	—	—	2	2
Balances, December 31, 2020	(148)	293	(88)	57
Other comprehensive earnings (loss) before reclassifications	392	(212)	5	185
Amounts reclassified from accumulated other comprehensive earnings	—	—	10	10
Balances, December 31, 2021	$244	$81	$(73)	$252
.

See Note 15 for the tax provision associated with each component of other comprehensive earning (loss).

(20)Concentration of Risk

The Company generates a significant amount of revenue from large clients; however, no individual client accounted for 10% or more of total revenue in the years ended December 31, 2021, 2020 and 2019.

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

(21)Segment Information

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

Merchant Solutions ("Merchant")

The Merchant segment is focused on serving merchants of all sizes globally, enabling them to accept, authorize and settle electronic payment transactions. Merchant includes all aspects of payment processing, including value-added services, such as security, fraud prevention, advanced data analytics, foreign currency management and numerous funding options. Merchant serves clients in over 100 countries. Our Merchant clients are highly-diversified, including global enterprises, national retailers and small- to medium-sized businesses. The Merchant segment utilizes broad and varied distribution channels, including direct sales forces and multiple referral partner relationships that provide us with access to new and existing markets.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Banking Solutions ("Banking")

The Banking segment is focused on serving financial institutions of all sizes with core processing software, transaction processing software and complementary applications and services, many of which interact directly with core processing software. We sell these solutions and services on either a bundled or stand-alone basis. Clients in this segment include global financial institutions, U.S. regional and community banks, credit unions and commercial lenders, as well as government institutions and other commercial organizations. Banking serves clients in more than 100 countries. We provide our clients integrated solutions characterized by multi-year processing contracts that generate highly recurring revenue. The predictable nature of cash flows generated from the Banking segment provides opportunities for further investments in innovation, integration, information and security, and compliance in a cost-effective manner.

Capital Market Solutions ("Capital Markets")

The Capital Markets segment is focused on serving global financial services clients with a broad array of buy- and sell-side solutions. Clients in this segment operate in more than 100 countries and include asset managers, buy- and sell-side securities brokerage and trading firms, insurers, private equity firms, and other commercial organizations. Our buy- and sell-side solutions include a variety of mission-critical applications for recordkeeping, data and analytics, trading, financing and risk management. Capital Markets clients purchase our solutions and services in various ways including licensing and managing technology "in-house," using consulting and third-party service providers, as well as procuring fully outsourced end-to-end solutions. Our long-established relationships with many of these financial and commercial institutions generate significant recurring revenue. We have made, and continue to make, investments in modern platforms, advanced technologies, open APIs, machine learning and artificial intelligence, and regulatory technology to support our Capital Markets clients.

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

The Company recorded acquisition and integration costs primarily related to the Worldpay acquisition as well as certain other costs, including cost associated with the Company's platform modernization totaling $139 million for the year ended December 31, 2021. The Company also recorded $202 million of asset impairments for certain software and deferred contract cost assets and $183 million of incremental amortization expense associated with shortened estimated useful lives and accelerated amortization methods for certain acquired software and deferred contract cost assets driven by the Company's platform modernization for the year ended December 31, 2021. The Company also recorded costs related to data center consolidation activities totaling $43 million, $88 million and $70 million, for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, the Company recorded incremental costs directly related to COVID-19 of $44 million and $71 million for the years ended December 31, 2021 and 2020. For the year ended December 31, 2021, the Company also recorded $104 million in accelerated stock compensation expense to reflect the impact of establishing a Qualified Retirement Equity Program that modified unvested equity awards outstanding at January 1, 2021 (see Note 17).

Adjusted EBITDA

Adjusted EBITDA is a measure of segment profit or loss that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), equity method investment earnings (loss), and depreciation and amortization, and excludes certain costs and other transactions that management deems non-operational in nature. The non-operational items affecting the segment profit measure generally include the purchase price amortization of acquired intangible assets as well as acquisition, integration and certain other costs and asset impairments. Adjusted EBITDA also excludes incremental and direct costs resulting from the COVID-19 pandemic. These costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Summarized financial information for the Company's segments is shown in the following tables. The Company does not evaluate performance or allocate resources based on segment asset data; therefore, such information is not presented.

As of and for the year ended December 31, 2021 (in millions):

	Merchant Solutions	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Revenue	$4,496	$6,396	$2,624	$361	$13,877
Operating expenses	(2,580)	(4,105)	(1,682)	(4,455)	(12,822)
Depreciation and amortization (including purchase accounting amortization)	346	583	329	2,757	4,015
Acquisition, integration and other costs	—	—	—	845	845
Asset impairments	—	—	—	202	202
Adjusted EBITDA	$2,262	$2,874	$1,271	$(290)	$6,117

Adjusted EBITDA					$6,117
Depreciation and amortization					(1,251)
Purchase accounting amortization					(2,764)
Acquisition, integration and other costs					(845)
Asset impairments					(202)
Interest expense, net					(214)
Other income (expense), net					(52)
(Provision) benefit for income taxes					(371)
Equity method investment earnings (loss)					6
Net earnings attributable to noncontrolling interest					(7)
Net earnings attributable to FIS common stockholders					$417
Capital expenditures (1)	$401	$442	$229	$214	$1,286
(1) Capital expenditures include $35 million in other financing obligations for certain hardware and software.

As of and for the year ended December 31, 2020 (in millions):

	Merchant Solutions	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Revenue	$3,767	$5,944	$2,440	$401	$12,552
Operating expenses	(2,320)	(3,901)	(1,566)	(4,213)	(12,000)
Depreciation and amortization (including purchase accounting amortization)	305	513	273	2,623	3,714
Acquisition, integration and other costs	—	—	—	858	858
Asset impairments	—	—	—	136	136
Adjusted EBITDA	$1,752	$2,556	$1,147	$(195)	$5,260

Adjusted EBITDA					$5,260
Depreciation and amortization					(964)
Purchase accounting amortization					(2,750)
Acquisition, integration and other costs					(858)
Asset impairments					(136)
Interest expense, net					(334)
Other income (expense), net					48
(Provision) benefit for income taxes					(96)
Equity method investment earnings (loss)					(6)
Net earnings attributable to noncontrolling interest					(6)
Net earnings attributable to FIS common stockholders					$158
Capital expenditures (1)	$365	$498	$223	$64	$1,150
(1) Capital expenditures include $21 million in other financing obligations for certain hardware and software.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As of and for the year ended December 31, 2019 (in millions):

	Merchant Solutions	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Revenue	$1,942	$5,592	$2,318	$481	$10,333
Operating expenses	(1,090)	(3,679)	(1,458)	(3,137)	(9,364)
Depreciation and amortization (including purchase accounting amortization)	115	489	213	1,627	2,444
Acquisition deferred revenue adjustment	—	—	—	—	—
Acquisition, integration and other costs	—	—	—	704	704
Asset impairments	—	—	—	87	87
Adjusted EBITDA	$967	$2,402	$1,073	$(238)	4,204

Adjusted EBITDA					$4,204
Depreciation and amortization					(809)
Purchase accounting amortization					(1,635)
Acquisition, integration and other costs					(704)
Asset impairments					(87)
Interest expense, net					(337)
Other income (expense), net					(219)
(Provision) benefit for income taxes					(100)
Equity method investment earnings (loss)					(10)
Net earnings attributable to noncontrolling interest					(5)
Net earnings attributable to FIS common stockholders					$298
Capital expenditures (1)	$141	$612	$266	$24	$1,043
(1) Capital expenditures include $215 million in other financing obligations for certain hardware and software.

Clients in the United Kingdom, Germany, Australia, Brazil, and India accounted for the majority of the revenue from clients based outside of North America for all periods presented. FIS conducts business in over 100 countries, with no individual country outside of North America accounting for more than 10% of total revenue for the years ended December 31, 2021, 2020 and 2019.

Long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaled $1,608 million and $1,772 million as of December 31, 2021 and 2020, respectively. These assets are predominantly located in the United Kingdom, France, India, Germany, Belgium and Netherlands.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as set forth in Item 8.

Item 9B.    Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of Fidelity National Information Services, Inc.	8-K	001-16427	3.1	2/6/2006
3.2	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.	10-K	001-16427	3.2	2/26/2013
3.3	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.	10-Q	001-16427	3.1	8/7/2014
3.4	Articles of Amendment to the Articles of Incorporation of Fidelity National Information Services, Inc., Effective as of July 31, 2019.	8-K	001-16427	3.1	7/31/2019
3.5	Fourth Amended and Restated Bylaws of Fidelity National Information Services, Inc.	8-K	001-16427	3.1	1/27/2017
4.1	Form of certificate representing Fidelity National Information Services, Inc. Common Stock.	S-3ASR	333-131593	4.3	2/6/2006
4.2	Indenture, dated as of April 15, 2013, among FIS, the Guarantors and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	4/15/2013
4.3	Eleventh Supplemental Indenture, dated as of August 16, 2016 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	8/16/2016
4.4	Thirteenth Supplemental Indenture, dated as of July 10, 2017 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	7/11/2017
4.5	Fourteenth Supplemental Indenture, dated as of July 10, 2017 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	7/11/2017
4.6	Fifteenth Supplemental Indenture, dated as of May 16, 2018 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	5/16/2018
4.7	Sixteenth Supplemental Indenture, dated as of May 16, 2018 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	5/16/2018

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
4.8	Eighteenth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	5/21/2019
4.9	Nineteenth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	5/21/2019
4.10	Twentieth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.4	5/21/2019
4.11	Twenty-First Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.5	5/21/2019
4.12	Twenty-Fourth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.8	5/21/2019
4.13	Twenty-Fifth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.9	5/21/2019
4.14	Twenty-Sixth Supplemental Indenture, dated as of December 3, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	12/3/2019
4.15	Twenty-Seventh Supplemental Indenture, dated as of December 3, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	12/3/2019
4.16	Twenty-Eighth Supplemental Indenture, dated as of December 3, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	12/3/2019
4.17	Twenty-Ninth Supplemental Indenture, dated as of December 3, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.4	12/3/2019
4.18	Thirtieth Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.1	3/2/2021

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
4.19	Thirty-First Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.2	3/2/2021
4.20	Thirty-Second Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.3	3/2/2021
4.21	Thirty-Third Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.4	3/2/2021
4.22	Thirty-Fourth Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.5	3/2/2021
4.23	Thirty-Fifth Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.6	3/2/2021
4.24	Description of the Company's Common Stock registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-16427	4.25	2/20/2020
4.25	Description of the Company's 1.700% Senior Notes due 2022 and 1.100% Senior Notes due 2024 registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-16427	4.25	2/18/2021
4.26
Description of the Company's 0.750% Senior Notes Due 2023, 1.500% Senior Notes Due 2027, 2.000% Senior Notes Due 2030, 2.950% Senior Notes Due 2039 and 3.360% Senior Notes Due 2031 registered pursuant to Section 12 of the Securities Exchange Act of 1934.
						*
4.27	Description of the Company's 0.125% Senior Notes Due 2022, 0.625% Senior Notes Due 2025, 1.000% Senior Notes Due 2028 and 2.250% Senior Notes Due 2029, registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-16427	4.28	2/20/2020
10.1	Certegy Inc. Deferred Compensation Plan, effective as of June 15, 2001. (1)	10-K405	001-16427	10.25	3/25/2002
10.2	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan Split Dollar Life Insurance Agreement, effective as of November 7, 2003. (1)	10-K	001-16427	10.40	2/17/2004

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.3	Grantor Trust Agreement, dated as of July 8, 2001, between Certegy Inc. and Wachovia Bank, N.A. (1)	10-K405	001-16427	10.15	3/25/2002
10.4	Grantor Trust Agreement, dated as of July 8, 2001 and amended and restated as of December 5, 2003, between Certegy Inc. and Wachovia Bank, N.A. (1)	10-K	001-16427	10.15(a)	2/17/2004
10.5	Second Amendment Agreement, dated as of April 5, 2019, by and among Fidelity National Information Services, Inc., the financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-16427	10.1	4/11/2019
10.6	Third Amendment and Joinder Agreement, dated as of May 29, 2019, by and among Fidelity National Information Services, Inc., the financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-16427	10.1	6/4/2019
10.7	Fourth Amendment Agreement dated as of March 2, 2021 by and among Fidelity National Information Services, Inc., and JP Morgan Chase Bank N.A., as administrative agent.	8-K	001-16427	10.1	3/4/2021
10.8	Fidelity National Information Services, Inc. Employee Stock Purchase Plan, effective as of March 16, 2006. (1)	S-4/A	333-135845	Annex C	9/19/2006
10.9	Fidelity National Information Services, Inc. Annual Incentive Plan, effective as of October 23, 2006. (1)	S-4/A	333-135845	Annex D	9/19/2006
10.10	Amended and Restated Employment Agreement, effective as of December 29, 2009, by and among Fidelity National Information Services, Inc. and Gary A. Norcross. (1)	8-K	001-16427	10.1	12/29/2009
10.11	Amendment No. 1 to Amended and Restated Employment Agreement, effective as of March 30, 2012, by and among Fidelity National Information Services, Inc., and Gary A. Norcross. (1)	10-Q	001-16427	10.4	5/4/2012
10.12	Amendment to Employment Agreement, effective as of January 1, 2015, by and among Fidelity National Information Services, Inc., and Gary A. Norcross. (1)	10-K	001-16427	10.31	2/27/2015
10.13	Amendment to Employment Agreement, effective as of February 23, 2016, by and among Fidelity National Information Services, Inc., and Gary A. Norcross. (1)	10-K	001-16427	10.33	2/26/2016
10.14	Amendment to Employment Agreement, effective as of May 5, 2018, by and among Fidelity National Information Services, Inc., and Gary A. Norcross. (1)	10-K	001-16427	10.14	2/21/2019

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.15	Amendment to Employment Agreement, effective as of May 21, 2019, by and among Fidelity National Information Services, Inc., and Gary A. Norcross. (1)	10-Q	001-16427	10.3	8/6/2019
10.16	Employment Agreement, effective as of October 1, 2009, by and among Fidelity National Information Services, Inc. and James W. Woodall. (1)	8-K	001-16427	10.13	10/2/2009
10.17	Amendment to Employment Agreement, effective as of January 29, 2013, by and between Fidelity National Information Services, Inc., and James W. Woodall. (1)	10-K	001-16427	10.51	2/28/2014
10.18	Second Amendment to Employment Agreement, effective as of March 15, 2013, by and between Fidelity National Information Services, Inc., and James W. Woodall. (1)	10-K	001-16427	10.52	2/28/2014
10.19	Amendment to Employment Agreement, effective as of February 23, 2016, by and between Fidelity National Information Services, Inc., and James W. Woodall. (1)	10-K	001-16427	10.37	2/26/2016
10.20	Amendment to Employment Agreement, effective as of May 5, 2018, by and between Fidelity National Information Services, Inc., and James W. Woodall. (1)	10-K	001-16427	10.19	2/21/2019
10.21	Amendment to Employment Agreement effective as of January 31, 2022 between Fidelity National Information Services Inc., and James W. Woodall. (1)					*
10.22	Employment Agreement, effective as of April 16, 2012, by and among Fidelity National Information Services, Inc., and Gregory G. Montana. (1)	10-K	001-16427	10.81	2/26/2013
10.23	Amendment to Employment Agreement, effective as of February 23, 2016 by and among Fidelity National Information Services, Inc., and Gregory G. Montana. (1)	10-K	001-16427	10.43	2/26/2016
10.24	Employment Agreement, effective as of February 1, 2018 by and between Fidelity National Information Services, Inc. and Marc Mayo. (1)	10-K	001-16427	10.34	2/22/2018
10.25	Employment Agreement, effective as of February 1, 2018 by and between Fidelity National Information Services, Inc. and Bruce Lowthers. (1)	10-K	001-16427	10.35	2/22/2018
10.26	Transition Agreement, Waiver and Release an Amendment to the Employment Agreement by and between Fidelity National Information Services, Inc., and Bruce Lowthers effective as of January 31, 2022. (1)					*
10.27	Employment Agreement, effective as of February 1, 2018 by and between Fidelity National Information Services, Inc. and Denise Williams. (1)	10-K	001-16427	10.36	2/22/2018

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.28	Terms and Conditions of Employment, effective as of April 2, 2018, by and among FIS Systems (U.K.) Limited. and Martin Boyd. (1)	10-Q	001-16427	10.4	8/6/2019
10.29	Amendment to Terms and Conditions of Employment Agreement effective January 31, 2022 by and among FIS Capital Markets UK Limited, and Martin Boyd. (1)					*
10.30	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2014. (1)	10-K	001-16427	10.60	2/26/2016
10.31	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2015. (1)	10-K	001-16427	10.63	2/26/2016
10.32	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2016. (1)	10-K	001-16427	10.62	2/23/2017
10.33	Form of Restricted Stock Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2017. (1)	10-K	001-16427	10.46	2/21/2019
10.34	Form of Non-Statutory Stock Option Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2017. (1)	10-K	001-16427	10.47	2/21/2019
10.35	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2017. (1)	10-K	001-16427	10.48	2/21/2019
10.36	Form of Non-Statutory Stock Option Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2017. (1)	10-K	001-16427	10.49	2/21/2019
10.37	Form of Restricted Stock Unit Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2018. (1)	10-K	001-16427	10.50	2/21/2019
10.38	Form of Stock Option Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2018. (1)	10-K	001-16427	10.51	2/21/2019

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.39	Form of Restricted Stock Unit Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2018. (1)	10-K	001-16427	10.52	2/21/2019
10.40	Form of Performance Stock Unit Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2018. (1)	10-K	001-16427	10.53	2/21/2019
10.41	Seventh Amendment and Restatement Agreement, dated as of September 21, 2018, by and among Fidelity National Information Services, Inc., each lender party thereto and JP Morgan Chase Bank N.A., as Administrative Agent.	8-K	001-16427	10.1	9/24/2018
10.42	Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan, as amended and restated effective May 30, 2018. (1)	DEF 14A	001-16427	Annex A	4/20/2018
10.43	Amendment to Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan. (1)	10-Q	001-16427	10.2	10/29/2020
10.44	Form of Stock Option Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2019. (1)	10-K	001-16427	10.43	2/20/2020
10.45	Form of Restricted Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2019. (1)	10-K	001-16427	10.44	2/20/2020
10.46	Form of Restricted Stock Unit Grant to Director under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in May 2019. (1)	10-K	001-16427	10.45	2/20/2020
10.47	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2019. (1)	10-K	001-16427	10.46	2/20/2020
10.48	Form of Restricted Stock Unit Grant to Director under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in August 2019. (1)	10-K	001-16427	10.47	2/20/2020

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.49	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in August 2019. (1)	10-K	001-16427	10.48	2/20/2020
10.50	Form of Performance Share Unit Award for United Kingdom Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.49	2/20/2020
10.51	Form of Performance Share Unit Award for United States Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.50	2/20/2020
10.52	Form of Stock Option Grant for United States Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.51	2/20/2020
10.53	Form of Stock Option Grant for United Kingdom Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.52	2/20/2020
10.54	Form of Restricted Stock Unit Award for United Kingdom Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.53	2/20/2020
10.55	Form of Restricted Stock Unit Award for United States Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.54	2/20/2020
10.56	Form of Stock Option Grant Notice and Option Agreement under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2013 through 2017. (1)	10-Q	001-35462	10.1	5/6/2013
10.57	Form of Performance Share Unit Acquisition Award Notice and Performance Share Unit Acquisition Award Agreement for U.S. Employees (Co-CEO under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2018. (1)	10-K	001-35462	10.16.7	2/28/2018
10.58	Form of Performance Share Unit Acquisition Award Notice and Performance Share Unit Acquisition Award Agreement for U.S. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2018. (1)	10-K	001-35462	10.16.9	2/28/2018
10.59	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for U.S. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2018 and 2019. (1)	10-K	001-35462	10.16.12	2/28/2018

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.60	Form of Stock Option Grant Notice and Stock Option Award Agreement for U.S. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2018 and 2019. (1)	10-K	001-35462	10.16.14	2/28/2018
10.61	Form of Performance Share Unit Award Notice and Performance Share Unit Award Agreement for U.S. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2018 and 2019. (1)	10-K	001-35462	10.16.16	2/28/2018
10.62	Form of Performance Share Unit Award Notice for United States Executives under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-35462	10.40	2/26/2019
10.63	Worldpay, Inc.2012 Equity Incentive Plan. (1)	10-K	001-35462	10.40	2/28/2018
10.64	Form of Deferred Restricted Stock Unit Grant to Director under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in May 2020. (1)	10-K	001-16427	10.63	2/18/2021
10.65	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2020. (1)	10-K	001-16427	10.64	2/18/2021
10.66	Form of Stock Option Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2020. (1)	10-K	001-16427	10.65	2/18/2021
10.67	Form of Restricted Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2020. (1)	10-K	001-16427	10.66	2/18/2021
10.68	Form of Restricted Stock Unit Grant to Director under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in May 2020. (1)	10-K	001-16427	10.67	2/18/2021
10.69	Fidelity National Information Services, Inc. Qualified Retirement Equity Program effective January 1, 2021. (1)	10-Q	001-16427	10.1	5/6/2021
10.70	Form of Stock Option Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made beginning in March 2021. (1)	10-Q	001-16427	10.2	5/6/2021

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.71	Form of Restricted Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made beginning in March 2021. (1)	10-Q	001-16427	10.3	5/6/2021
10.72	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made beginning in March 2021. (1)	10-Q	001-16427	10.4	5/6/2021
10.73	Employment Agreement, effective as of June 1, 2021, by and between Fidelity National Information Services, Inc., and Thomas K. Warren.(1)	10-Q	001-16427	10.1	8/3/2021
10.74	Separation Agreement, Waiver and Release between Fidelity National Information Services, Inc., and Asif Ramji effective as of May 7, 2021. (1)	10-Q	001-16427	10.3	8/3/2021
10.75	Employment Agreement, effective as of September 2, 2021, by and between Fidelity National Information Services, Inc., and Stephanie Ferris.(1)	10-Q	001-16427	10.1	11/4/2021
21.1	Subsidiaries of the Registrant.					*
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).					*
31.1
Certification of Gary A. Norcross, Chairman and Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						*
31.2
Certification of James W. Woodall, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						*
32.1
Certification of Gary A. Norcross, Chairman and Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date:	February 23, 2022	By:	/s/ GARY A. NORCROSS
Gary A. Norcross
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 23, 2022	By:	/s/ JAMES W. WOODALL
James W. Woodall
Chief Financial Officer
(Principal Financial Officer)

Date:	February 23, 2022	By:	/s/ THOMAS K. WARREN
Thomas K. Warren
Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 23, 2022	By:	/s/ GARY A. NORCROSS
Gary A. Norcross
Chairman and Chief Executive Officer

Date:	February 23, 2022	By:	/s/ ELLEN R. ALEMANY
Ellen R. Alemany
Director

Date:	February 23, 2022	By:	/s/ JEFFREY A. GOLDSTEIN
Jeffrey A. Goldstein
Director

Date:	February 23, 2022	By:	/s/ LISA A. HOOK
Lisa A. Hook
Director

Date:	February 23, 2022	By:	/s/ KEITH W. HUGHES
Keith W. Hughes
Director

Date:	February 23, 2022	By:	/s/ GARY L. LAUER
Gary L. Lauer
Director

Date:	February 23, 2022	By:	/s/ LOUISE M. PARENT
Louise M. Parent
Director

Date:	February 23, 2022	By:	/s/ BRIAN T. SHEA
Brian T. Shea
Director

Date:	February 23, 2022	By:	/s/ JAMES B. STALLINGS, JR.
James B. Stallings, Jr.
Director

Date:	February 23, 2022	By:	/s/ JEFFREY E. STIEFLER
Jeffrey E. Stiefler
Director