Form 10-Q
period 2022-03-31
Fidelity National Information Services, Inc.
filed 2022-05-03
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of May 2, 2022, 610,771,236 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2022

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,547	$2,010
Settlement assets	4,062	4,020
Trade receivables, net of allowance for credit losses of $89 and $76, respectively	3,655	3,772
Other receivables	260	355
Prepaid expenses and other current assets	621	551
Total current assets	10,145	10,708
Property and equipment, net	901	949
Goodwill	52,988	53,330
Intangible assets, net	10,854	11,539
Software, net	3,235	3,299
Other noncurrent assets	2,132	2,137
Deferred contract costs, net	943	969
Total assets	$81,198	$82,931
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$2,690	$2,864
Settlement payables	5,228	5,295
Deferred revenue	847	779
Short-term borrowings	2,682	3,911
Current portion of long-term debt	2,330	1,617
Total current liabilities	13,777	14,466
Long-term debt, excluding current portion	14,208	14,825
Deferred income taxes	4,055	4,193
Other noncurrent liabilities	1,948	1,915
Total liabilities	33,988	35,399

Redeemable noncontrolling interest	174	174
Equity:
FIS stockholders’ equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding as of March 31, 2022, and December 31, 2021	—	—
Common stock $0.01 par value, 750 shares authorized, 628 and 625 shares issued as of March 31, 2022, and December 31, 2021, respectively	6	6
Additional paid in capital	46,536	46,466
Retained earnings	2,721	2,889
Accumulated other comprehensive earnings (loss)	106	252
Treasury stock, $0.01 par value, 17 and 16 common shares as of March 31, 2022, and December 31, 2021, respectively, at cost	(2,343)	(2,266)
Total FIS stockholders’ equity	47,026	47,347
Noncontrolling interest	10	11
Total equity	47,036	47,358
Total liabilities, redeemable noncontrolling interest and equity	$81,198	$82,931
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Loss)
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2022	2021

Revenue	$3,492	$3,223
Cost of revenue	2,242	2,118
Gross profit	1,250	1,105
Selling, general, and administrative expenses	1,035	1,006
Asset impairments	58	—
Operating income	157	99
Other income (expense):
Interest expense, net	(43)	(74)
Other income (expense), net	61	(493)
Total other income (expense), net	18	(567)
Earnings (loss) before income taxes and equity method investment earnings (loss)	175	(468)
Provision (benefit) for income taxes	54	(97)
Equity method investment earnings (loss)	—	1
Net earnings (loss)	121	(370)
Net (earnings) loss attributable to noncontrolling interest	(1)	(3)
Net earnings (loss) attributable to FIS common stockholders	$120	$(373)

Net earnings (loss) per share-basic attributable to FIS common stockholders	$0.20	$(0.60)
Weighted average shares outstanding-basic	610	621
Net earnings (loss) per share-diluted attributable to FIS common stockholders	$0.20	$(0.60)
Weighted average shares outstanding-diluted	614	621
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(In millions)
(Unaudited)

	Three months ended March 31,
	2022		2021

Net earnings (loss)		$121		$(370)
Other comprehensive earnings (loss), before tax:
Unrealized gain (loss) on derivatives	$—		$9
Foreign currency translation adjustments	(144)		185
Other adjustments	4		—
Other comprehensive earnings (loss), before tax	(140)		194
Provision for income tax (expense) benefit related to items of other comprehensive earnings	(6)		(127)
Other comprehensive earnings (loss), net of tax	$(146)	(146)	$67	67
Comprehensive earnings (loss)		(25)		(303)
Net (earnings) loss attributable to noncontrolling interest		(1)		(3)
Comprehensive earnings (loss) attributable to FIS common stockholders		$(26)		$(306)
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three months ended March 31, 2022, and March 31, 2021
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2021	625	(16)	$6	$46,466	$2,889	$252	$(2,266)	$11	$47,358
Issuance of restricted stock	3	—	—	5	—	—	—	—	5
Exercise of stock options	—	—	—	8	—	—	—	—	8
Treasury shares held for taxes due upon exercise of stock awards	—	(1)	—	—	—	—	(77)	—	(77)
Stock-based compensation	—	—	—	57	—	—	—	—	57
Cash dividends declared ($0.47 per share per quarter) and other distributions	—	—	—	—	(288)	—	—	(2)	(290)
Net earnings (loss)	—	—	—	—	120	—	—	1	121
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(146)	—	—	(146)
Balances, March 31, 2022	628	(17)	$6	$46,536	$2,721	$106	$(2,343)	$10	$47,036

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2020	621	(1)	$6	$45,947	$3,440	$57	$(150)	$13	$49,313
Issuance of restricted stock	3	—	—	1	—	—	—	—	1
Exercise of stock options	—	—	—	47	—	—	—	—	47
Purchases of treasury stock	—	(3)	—	—	—	—	(400)	—	(400)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(95)	—	(95)
Stock-based compensation	—	—	—	157	—	—	—	—	157
Cash dividends declared ($0.39 per share per quarter) and other distributions	—	—	—	—	(244)	—	—	(1)	(245)
Net earnings	—	—	—	—	(373)	—	—	2	(371)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	67	—	—	67
Balances, March 31, 2021	$624	$(4)	$6	$46,152	$2,823	$124	$(645)	$14	$48,474
(1)Excludes redeemable noncontrolling interest that is not considered equity.

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net earnings (loss)	$121	$(370)
Adjustment to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,013	953
Amortization of debt issuance costs	7	7
Asset impairments	58	—
Loss (gain) on sale of businesses, investments and other	—	(1)
Loss on extinguishment of debt	—	528
Stock-based compensation	57	157
Deferred income taxes	(112)	(22)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	62	(219)
Settlement activity	(162)	122
Prepaid expenses and other assets	(152)	(129)
Deferred contract costs	(73)	(113)
Deferred revenue	55	89
Accounts payable, accrued liabilities and other liabilities	22	(166)
Net cash provided by operating activities	896	836

Cash flows from investing activities:
Additions to property and equipment	(108)	(69)
Additions to software	(304)	(229)
Other investing activities, net	122	(23)
Net cash provided by (used in) investing activities	(290)	(321)

Cash flows from financing activities:
Borrowings	15,902	13,858
Repayment of borrowings and other financing obligations	(16,609)	(14,364)
Debt issuance costs	—	(74)
Net proceeds from stock issued under stock-based compensation plans	33	73
Treasury stock activity	(77)	(494)
Dividends paid	(287)	(244)
Other financing activities, net	(47)	(136)
Net cash provided by (used in) financing activities	(1,085)	(1,381)

Effect of foreign currency exchange rate changes on cash	(103)	(40)
Net increase (decrease) in cash, cash equivalents and restricted cash	(582)	(906)
Cash, cash equivalents and restricted cash, beginning of period	4,283	4,030
Cash, cash equivalents and restricted cash, end of period	$3,701	$3,124

Supplemental cash flow information:
Cash paid for interest	$75	$95
Cash paid for income taxes	$46	$68
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unless stated otherwise or the context otherwise requires, all references to "FIS," "we," "our," "us," the "Company" or the "registrant" are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries.

(1)       Basis of Presentation

The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Certain reclassifications have been made in the 2021 consolidated financial statements to conform to the classifications used in 2022. Amounts in tables in the financial statements and accompanying footnotes may not sum or calculate due to rounding.

(2)       Acquisitions

Payrix Acquisition

On December 23, 2021, FIS acquired 100% of the equity of Payrix Holdings, LLC, and subsidiaries ("Payrix"), previously a privately held fintech company that specializes in embedding and monetizing payments in SaaS platforms to serve the eCommerce needs of small- to medium-sized businesses through a global card-not-present offering. The acquisition was accounted for as a business combination. We recorded a provisional allocation of the $777 million purchase price, primarily paid in cash, to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, consisting primarily of $131 million in software assets. We also recorded adjustments to our provisional allocation of the purchase price as of March 31, 2022, resulting in $631 million in total goodwill. Our purchase price allocation is provisional as of March 31, 2022, and we expect to finalize as soon as practicable, but no later than one year from the date of acquisition.

(3)       Revenue

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue. The tables also include a reconciliation of the disaggregated revenue with the Company's reportable segments.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended March 31, 2022 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$785	$1,406	$386	$51	$2,628
All others	327	239	272	26	864
Total	$1,112	$1,645	$658	$77	$3,492

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,087	$1,248	$321	$70	$2,726
Software maintenance	1	87	130	—	218
Other recurring	22	52	23	—	97
Total recurring	1,110	1,387	474	70	3,041

Software license	1	30	74	—	105
Professional services	—	142	110	1	253
Other non-recurring fees	1	86	—	6	93
Total	$1,112	$1,645	$658	$77	$3,492

For the three months ended March 31, 2021 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$681	$1,311	$370	$58	$2,420
All others	285	229	255	34	803
Total	$966	$1,540	$625	$92	$3,223

Type of Revenue:
Recurring revenue:
Transaction processing and services	$943	$1,164	$291	$84	$2,482
Software maintenance	1	88	127	—	216
Other recurring	20	38	24	3	85
Total recurring	964	1,290	442	87	2,783

Software license	1	24	68	—	93
Professional services	—	146	106	1	253
Other non-recurring fees	1	80	9	4	94
Total	$966	$1,540	$625	$92	$3,223

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Contract Balances

The Company recognized revenue of $310 million and $327 million during the three months ended March 31, 2022 and 2021, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2022, approximately $22.5 billion of revenue is estimated to be recognized in the future primarily from the Banking Solutions and Capital Market Solutions segments' remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 30% of the Banking Solutions and Capital Market Solutions segments' remaining performance obligations over the next 12 months, approximately another 21% over the next 13 to 24 months, and the balance thereafter.

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

(4)       Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

The Company records restricted cash in captions other than Cash and cash equivalents in the consolidated balance sheets. The reconciliation between Cash and cash equivalents in the consolidated balance sheets and Cash, cash equivalents and restricted cash per the consolidated statements of cash flows is as follows (in millions):

	March 31, 2022	December 31, 2021
Cash and cash equivalents on the consolidated balance sheets	$1,547	$2,010
Merchant float (in Settlement assets)	2,154	2,273
Total Cash and cash equivalents and restricted cash per the consolidated statements of cash flows	$3,701	$4,283

Settlement Assets and Payables

The principal components of the Company's settlement assets and payables on the consolidated balance sheets are as follows (in millions):

	March 31, 2022	December 31, 2021
Settlement assets
Settlement deposits	$527	$530
Merchant float	2,154	2,273
Settlement receivables	1,381	1,217
Total Settlement assets	$4,062	$4,020

Settlement payables	$5,228	$5,295

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Allowance for Credit Losses

The Company monitors trade receivable balances and contract assets as well as other receivables and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events. The allowance for credit losses is separate from the chargeback liability described in Note 8.

While the COVID-19 pandemic did not result in a significant increase in the Company's expected credit loss allowance recorded as of March 31, 2022, and December 31, 2021, it is reasonably possible that future developments related to the economic impact of the COVID-19 pandemic could have a material impact on management's estimates.

Property and Equipment, Intangible Assets and Software

The following table provides details of Property and equipment, Intangible assets and Software as of March 31, 2022, and December 31, 2021 (in millions):

	March 31, 2022			December 31, 2021
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Property and equipment	$2,511	$1,610	$901	$2,520	$1,571	$949
Intangible assets	$18,734	$7,880	$10,854	$18,919	$7,380	$11,539
Software	$6,384	$3,149	$3,235	$6,195	$2,896	$3,299
As of March 31, 2022, Intangible assets, net of amortization, includes $10,522 million of customer relationships and $332 million of trademarks and other intangible assets. Amortization expense with respect to Intangible assets was $557 million and $595 million for the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022, the Company recorded $62 million of incremental software amortization expense driven by the Company's platform modernization. Platform modernization includes sunsetting certain technology platforms, which resulted in shortened estimated useful lives and accelerated amortization methods primarily impacting the associated assets over approximately three years, beginning in the third quarter of 2021.

Impairments

During the three months ended March 31, 2022, the Company recorded $58 million of impairments primarily related to real estate-related assets as a result of office space reductions.

Goodwill

Changes in goodwill during the three months ended March 31, 2022, are summarized below (in millions).

			Capital	Corporate
	Merchant	Banking	Market	And
	Solutions	Solutions	Solutions	Other	Total
Balance, December 31, 2021	$36,403	$12,244	$4,663	$20	$53,330
Foreign currency adjustments	(323)	(7)	(23)	—	(353)
Goodwill attributable to acquisitions	11	—	—	—	11
Balance, March 31, 2022	$36,091	$12,237	$4,640	$20	$52,988

We assess goodwill for impairment on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. Due to the continued economic impact of the COVID-19 pandemic, we evaluated if events and circumstances as of March 31, 2022, indicated potential impairment of our reporting units. We performed a qualitative assessment by examining factors most likely to affect our reporting units' fair values and considered the impact to our business from the COVID-19 pandemic. The factors examined involve significant use of management judgment and included, among

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

others, (1) forecast revenue, growth rates, operating margins, and capital expenditures used to calculate estimated future cash flows, (2) future economic and market conditions and (3) FIS' market capitalization. Based on our interim impairment assessment as of March 31, 2022, we concluded that it remained more likely than not that the fair value continues to exceed the carrying amount for each of our reporting units; therefore, goodwill was not impaired.

However, it is reasonably possible that future developments related to the economic impact of the COVID-19 pandemic on our Merchant Solutions business or other macroeconomic conditions could have a material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment and could result in future goodwill impairment.

Visa Europe and Contingent Value Rights

As part of the Worldpay acquisition, the Company acquired certain assets and liabilities related to the June 2016 Worldpay Group plc (Legacy Worldpay) disposal of its ownership interest in Visa Europe to Visa Inc. As part of the disposal, Legacy Worldpay received proceeds from Visa Inc. in the form of cash ("cash consideration") and convertible preferred stock ("preferred stock"), the value of which may be reduced by losses incurred relating to ongoing interchange-related litigation involving Visa Europe. Also in connection with the disposal and pursuant to the terms of an amendment executed on September 17, 2020, the Company will pay the former Legacy Worldpay owners 90% of the net-of-tax proceeds from the disposal, known as contingent value rights, which is recorded as a liability ("CVR liability") on the consolidated balance sheets.

The Company has elected the fair value option under ASC 825, Financial Instruments ("ASC 825"), for measuring its preferred stock asset and CVR liability. The fair value of the preferred stock was $213 million and $197 million at March 31, 2022, and December 31, 2021, respectively, recorded in Other noncurrent assets on the consolidated balance sheets. The fair value of the CVR liability was $469 million and $478 million at March 31, 2022, and December 31, 2021, respectively, recorded in Other noncurrent liabilities on the consolidated balance sheets. Pursuant to ASC 825, the Company remeasures the fair value of the preferred stock and CVR liability each reporting period. The net change in fair value was $25 million and $5 million for the three months ended March 31, 2022 and 2021, respectively, recorded in Other income (expense), net on the consolidated statements of earnings (loss).

Equity Security Investments

The Company holds various equity securities without readily determinable fair values that primarily represent strategic investments made through our FIS Impact Ventures program as well as investments obtained through acquisitions. Such investments totaled $409 million and $358 million at March 31, 2022, and December 31, 2021, respectively, and are included within Other noncurrent assets on the consolidated balance sheets. The Company accounts for these investments at cost, less impairment, and adjusts the carrying values for observable price changes from orderly transactions for identical or similar investments of the same issuer. The Company records gains and losses on these investments, realized and unrealized, as Other income (expense), net on the consolidated statements of earnings (loss) and recorded net gains of $41 million and $15 million for the three months ended March 31, 2022 and 2021, respectively, related to these investments.

(5)       Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of March 31, 2022, and December 31, 2021, consist of the following (in millions):

	March 31, 2022	December 31, 2021
Contract costs on implementations in progress	$173	$218
Contract origination costs on completed implementations, net	584	553
Contract fulfillment costs on completed implementations, net	186	198
Total Deferred contract costs, net	$943	$969

Amortization of deferred contract costs on completed implementations was $96 million and $68 million during the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022, the Company recorded $16 million of incremental amortization expense related to deferred contract costs driven by the Company's platform modernization.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6)       Debt

Long-term debt as of March 31, 2022, and December 31, 2021, consists of the following (in millions):

	March 31, 2022
		Weighted
		Average
	Interest	Interest		March 31,	December 31,
	Rates	Rate (1)	Maturities	2022	2021
Fixed Rate Notes
Senior USD Notes	0.4% - 4.8%	1.9%	2023 - 2048	$6,909	$6,909
Senior Euro Notes	0.1% - 3.0%	1.2%	2022 - 2039	7,502	7,656
Senior GBP Notes	1.7% - 3.4%	1.6%	2022 - 2031	1,609	1,655
Revolving Credit Facility (2)		1.7%	2026	838	325
Other (3)				(320)	(103)
Total long-term debt, including current portion				16,538	16,442
Current portion of long-term debt				(2,330)	(1,617)
Long-term debt, excluding current portion				$14,208	$14,825

(1)The weighted average interest rate includes the impact of interest rate swaps (see Note 7).
(2)Interest on the Revolving Credit Facility is generally payable at LIBOR plus an applicable margin of up to 1.625% plus an unused commitment fee of up to 0.225%, each based upon the Company's corporate credit ratings. The weighted average interest rate on the Revolving Credit Facility excludes fees.
(3)Other includes financing obligations for certain hardware and software, the fair value of interest rate swaps (see Note 7), unamortized non-cash bond discounts and unamortized debt issuance costs.

Short-term borrowings as of March 31, 2022, and December 31, 2021, consist of the following (in millions):

	March 31, 2022
	Weighted
	Average
	Interest		March 31,	December 31,
	Rate	Maturities	2022	2021
Euro-commercial paper notes ("ECP Notes")	(0.3)%	Up to 183 days	$1,689	$1,723
U.S. commercial paper notes ("USCP Notes")	0.8%	Up to 397 days	993	2,087
Other			—	101
Total Short-term borrowings			$2,682	$3,911

As of March 31, 2022, the weighted average interest rate of the Company's outstanding debt was 1.0%, including the impact of interest rate swaps (see Note 7).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following summarizes the aggregate maturities of our long-term debt, including other financing obligations for certain hardware and software, based on stated contractual maturities, excluding the fair value of the interest rate swaps (see Note 7) and net unamortized non-cash bond discounts of $(324) million as of March 31, 2022 (in millions):

Total
2022 remaining period	$1,563
2023	2,163
2024	1,313
2025	701
2026	2,094
Thereafter	9,125
Total principal payments	16,959
Debt issuance costs, net of accumulated amortization	(97)
Total long-term debt	$16,862

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

Revolving Credit Facility

On March 2, 2021, FIS entered into an amendment to the Revolving Credit Facility agreement to amend certain covenant provisions, revise lender commitments for certain counterparties, and extend the scheduled maturity date to March 2, 2026. As of March 31, 2022, the borrowing capacity under the Revolving Credit Facility was $1,980 million (net of $2,682 million of capacity backstopping our commercial paper notes).

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $437 million lower than the carrying value and $570 million higher than the carrying value, excluding the fair value of the interest rate swaps and unamortized discounts, as of March 31, 2022, and December 31, 2021, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7)       Financial Instruments

Fair Value Hedges

The Company holds interest rate swaps with aggregate notional amounts of $1,854 million, £925 million and €500 million at March 31, 2022, and December 31, 2021, converting the interest rate exposure on certain of the Company's Senior USD Notes, Senior GBP Notes and Senior Euro Notes, as applicable, from fixed to variable. These swaps are designated as fair value hedges for accounting purposes with a net liability fair value of $283 million and $85 million reflected as a decrease in the long-term debt balance at March 31, 2022, and December 31, 2021, respectively (see Note 6).

Net Investment Hedges

The purpose of the Company's net investment hedges, as discussed below, is to reduce the volatility of FIS' net investment value in its Euro- and Pound Sterling-denominated operations due to changes in foreign currency exchange rates.

The Company recorded net investment hedge aggregate gain (loss) for the change in fair value as Foreign currency translation adjustments and related income tax (expense) benefit within Other comprehensive earnings (loss), net of tax, on the consolidated statements of comprehensive earnings (loss) of $260 million and $321 million during the three months ended March 31, 2022 and 2021, respectively. No ineffectiveness has been recorded on the net investment hedges.

Foreign Currency-Denominated Debt Designations

The Company designates certain foreign currency-denominated debt as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations. As of March 31, 2022, and December 31, 2021, an aggregate €8,265 million and €8,275 million, respectively, was designated as a net investment hedge of the Company's investment in Euro-denominated operations related to Senior Euro Notes with maturities ranging from 2022 to 2039 and ECP Notes. As of March 31, 2022, and December 31, 2021, an aggregate £1,140 million and £1,193 million, respectively, was designated as a net investment hedge of the Company's Pound Sterling-denominated operations related to the Senior GBP Notes with maturities ranging from 2022 to 2031.

Cross-Currency Interest Rate Swap Designations

The Company holds cross-currency interest rate swaps and designates them as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations.

As of March 31, 2022, and December 31, 2021, aggregate notional amounts of €5,906 million and €5,906 million, respectively, were designated as net investment hedges of the Company's investment in Euro-denominated operations, and aggregate notional amounts of £2,386 million and £2,345 million, respectively, were designated as net investment hedges of the Company's Pound Sterling-denominated operations. The cross-currency interest rate swap fair values were net assets of $245 million at March 31, 2022, and net assets of $258 million at December 31, 2021, respectively. The Company recorded net cash inflows related to the fair value at maturity or termination of cross-currency interest rate swaps within Other investing activities, net, on the consolidated statements of cash flows of $135 million during the three months ended March 31, 2022.

(8)    Commitments and Contingencies

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

The consolidated balance sheets as of March 31, 2022, and December 31, 2021, include a total liability of $405 million and $451 million, respectively, relating to the TRA.

Chargeback Liability

Through services offered in our Merchant Solutions segment, the Company is exposed to potential losses from merchant-related chargebacks. A chargeback occurs when a dispute between a cardholder and a merchant, including a claim for non-delivery of the product or service by the merchant, is not resolved in favor of the merchant and the transaction is charged back to the merchant resulting in a refund of the purchase price to the cardholder. If the Company is unable to collect this chargeback amount from the merchant due to closure, bankruptcy or other reasons, the Company bears the loss for the refund paid to the cardholder. The risk of chargebacks is typically greater for those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. The economic impact of the COVID-19 pandemic has not resulted in material chargeback losses as of March 31, 2022; however, it is reasonably possible that the Company has incurred or may incur significant losses related to future chargebacks. Due to the unprecedented nature of the pandemic and the numerous current and future uncertainties that may impact any potential chargeback losses, and considering that the Company has no historical experience with similar uncertainties, a reasonable estimate of the possible accrual for future chargeback losses or range of losses cannot be made.

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

(9)    Stock Compensation Plans

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

(10)    Related-Party Transactions

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

FIS provides ongoing management consulting services and other services to Cardinal. FIS also purchases services and software licenses from Cardinal from time to time. Cardinal was a related party through April 29, 2021. Amounts transacted through these agreements were not significant to the 2021 period presented when Cardinal was a related party.

(11)     Net Earnings (Loss) per Share

The basic weighted average shares and common stock equivalents for the three months ended March 31, 2022 and 2021, were computed using the treasury stock method.

The following table summarizes net earnings (loss) and net earnings (loss) per share attributable to FIS common stockholders for the three months ended March 31, 2022 and 2021 (in millions, except per share amounts):

	Three months ended March 31,
	2022	2021
Net earnings (loss) attributable to FIS common stockholders	$120	$(373)
Weighted average shares outstanding-basic	610	621
Plus: Common stock equivalent shares	4	—
Weighted average shares outstanding-diluted	614	621
Net earnings (loss) per share-basic attributable to FIS common stockholders	$0.20	$(0.60)
Net earnings (loss) per share-diluted attributable to FIS common stockholders	$0.20	$(0.60)

The diluted net loss per share for the three months ended March 31, 2021, did not include the effect of common stock equivalent shares of 5 million because the effect would have been anti-dilutive. The diluted net earnings (loss) per share for the three months ended March 31, 2022 and 2021, did not include options to purchase approximately 5 million and 1 million shares of our common stock for the three months ended March 31, 2022 and 2021, respectively, because they were anti-dilutive.

In January 2021, our Board of Directors approved a new share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the new share repurchase program, approximately 85 million shares remain available for repurchase as of March 31, 2022.

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

In the Corporate and Other segment, for the three months ended March 31, 2022, the Company recorded acquisition and integration costs primarily related to the Worldpay acquisition as well as certain other costs, including cost associated with the Company's platform modernization totaling $80 million. The Company also recorded $58 million of asset impairments primarily for real estate-related assets as a result of office space reductions as well as $52 million of incremental amortization expense associated with shortened estimated useful lives and accelerated amortization methods for certain software and deferred contract cost assets driven by the Company's platform modernization for the three months ended March 31, 2022. For the three months ended March 31, 2021, the Company also recorded $104 million in accelerated stock compensation expense to reflect the impact of establishing a Qualified Retirement Equity Program that modified unvested equity awards outstanding at January 1, 2021 (see Note 9) as well as costs related to data center consolidation activities totaling $15 million. In addition, the Company recorded incremental costs directly related to COVID-19 of $9 million for the three months ended March 31, 2021.

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

For the three months ended March 31, 2022 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$1,112	$1,645	$658	$77	$3,492
Operating expenses	(682)	(1,099)	(439)	(1,115)	(3,335)
Depreciation and amortization (including purchase accounting amortization)	92	151	89	681	1,013
Acquisition, integration and other costs	—	—	—	190	190
Asset impairments	—	—	—	58	58
Adjusted EBITDA	$522	$697	$308	$(109)	$1,418

Adjusted EBITDA					$1,418
Depreciation and amortization					(363)
Purchase accounting amortization					(650)
Acquisition, integration and other costs					(190)
Asset impairments					(58)
Interest expense, net					(43)
Other income (expense), net					61
(Provision) benefit for income taxes					(54)
Net earnings attributable to noncontrolling interest					(1)
Net earnings attributable to FIS common stockholders					$120
Capital expenditures	$143	$158	$84	$27	$412

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended March 31, 2021 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$966	$1,540	$625	$92	$3,223
Operating expenses	(603)	(1,018)	(419)	(1,084)	(3,124)
Depreciation and amortization (including purchase accounting amortization)	88	145	82	638	953
Acquisition, integration and other costs	—	—	—	256	256
Adjusted EBITDA	$451	$667	$288	$(98)	$1,308

Adjusted EBITDA					$1,308
Depreciation and amortization					(279)
Purchase accounting amortization					(674)
Acquisition, integration and other costs					(256)
Interest expense, net					(74)
Other income (expense), net					(493)
(Provision) benefit for income taxes					97
Equity method investment earnings (loss)					1
Net earnings attributable to noncontrolling interest					(3)
Net earnings attributable to FIS common stockholders					$(373)
Capital expenditures	$104	$106	$54	$34	$298

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
•changes in general economic, business and political conditions, including those resulting from COVID-19 or other pandemics, a recession, intensified international hostilities, acts of terrorism, increased rates of inflation, changes in either or both the U.S. and international lending, capital and financial markets or currency fluctuations;
•the risk that acquired businesses will not be integrated successfully or that the integration will be more costly or more time-consuming and complex than anticipated;
•the risk that cost savings and synergies anticipated to be realized from acquisitions may not be fully realized or may take longer to realize than expected;
•the risks of doing business internationally;
•the effect of legislative initiatives or proposals, statutory changes, governmental or applicable regulations and/or changes in industry requirements, including privacy and cybersecurity laws and regulations;
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
•the amount and timing of any future share repurchases is subject to, among other things, our share price, our other investment opportunities and cash requirements, our results of operations and financial condition, our future prospects and other factors that may be considered relevant by our Board of Directors and management;
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
•fraud by merchants or bad actors; and
•other risks detailed elsewhere in the Risk Factors and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in our Quarterly Reports on Form 10-Q and in our other filings with the Securities and Exchange Commission.

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

Overview

FIS is a leading provider of technology solutions for financial institutions and businesses of all sizes and across any industry globally. We enable the movement of commerce by unlocking the financial technology that powers the world's economy. Our employees are dedicated to advancing the way the world pays, banks and invests through our trusted innovation, system performance and flexible architecture. We help our clients use technology in innovative ways to solve business-critical challenges and deliver superior experiences for their customers. Headquartered in Jacksonville, Florida, FIS is a member of the Fortune 500® and the Standard & Poor's 500® Index.

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

Over the last five years, we have moved over 80% of our server compute, primarily in North America, to our FIS cloud located in our strategic data centers. This allows us to further enhance security for our clients' data and increases the flexibility and speed with which we can provide solutions and services to our clients, at lesser cost. We have also completed our data center consolidation program in 2021.

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

Since the beginning of the pandemic, the Company has taken several actions related to the health and safety of its employees while maintaining business continuity, including implementing its comprehensive Pandemic Plan. The Pandemic Plan includes site-specific plans as well as travel restrictions, medical response protocols, work-from-home strategies and enhanced cleaning within our locations.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. For discussion regarding the impact of the COVID-19 pandemic on our critical and significant accounting estimates subject to risk and uncertainties, see Notes 1, 4 and 8 to the consolidated financial statements.

Related-Party Transactions

We are a party to certain historical related party agreements as discussed in Note 10 to the consolidated financial statements.

Consolidated Results of Operations - Comparisons of three-month periods ended March 31, 2022 and 2021

	Three months ended March 31,
			$	%
	2022	2021	Change	Change
	(In millions)
Revenue	$3,492	$3,223	$269	8%
Cost of revenue	(2,242)	(2,118)	(124)	6
Gross profit	1,250	1,105	145	13
Gross profit margin	36%	34%
Selling, general and administrative expenses	(1,035)	(1,006)	(29)	3
Asset impairments	(58)	—	(58)	NM
Operating income	$157	$99	58	59
Operating margin	4%	3%

NM = Not meaningful

Revenue

Revenue for the three months ended March 31, 2022, increased primarily due to increased Merchant volumes and due to onboarding of large new clients in Banking and Capital Markets driving recurring revenue growth. Revenue was negatively impacted by unfavorable foreign currency movements, primarily related to a stronger U.S. Dollar versus the Euro and the British Pound Sterling. See Segment Results of Operations below for more detailed explanation.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue for the three months ended March 31, 2022, increased primarily due to the revenue variances noted above. Gross profit and gross profit margin for the three months ended March 31, 2022, increased primarily due to revenue growth in the Merchant segment. This increase was partially offset by $78 million of incremental amortization expense associated with shortened estimated useful lives and accelerated amortization methods for certain software and deferred contract cost assets driven by the Company's platform modernization initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2022, increased primarily due to higher compensation and commission expense due in part to the acquisition of Payrix and staffing related to commencement of large outsourcing arrangements, partially offset by lower stock compensation expense. The 2021 period included accelerated stock compensation expense recorded associated with the establishment of the Qualified Retirement Equity Program that modified our existing stock compensation plans as described in Note 9 to the consolidated financial statements.

Asset Impairments

During the three months ended March 31, 2022, asset impairments primarily relate to real estate-related assets as a result of office space reductions.

Operating Income and Operating Margin

The change in operating income for the three months ended March 31, 2022, resulted from the revenue and cost variances noted above. The operating margin for the three months ended March 31, 2022, increased primarily due to a positive shift in revenue mix as compared to prior-year period. This increase was partially offset by asset impairments discussed above.

Total Other Income (Expense), Net

	Three months ended March 31,
			$	%
	2022	2021	Change	Change
Other income (expense):	(In millions)
Interest expense, net	$(43)	$(74)	$31	(42)%
Other income (expense), net	61	(493)	554	NM
Total other income (expense), net	$18	$(567)	585	NM

NM = Not meaningful

The decrease in interest expense, net is primarily due to lower outstanding debt and lower weighted average interest rate on the outstanding debt throughout the three months ended March 31, 2022.

Other income (expense), net for the three months ended March 31, 2022, primarily includes net gains on equity security investments without readily determinable fair values of $41 million (see Note 4 to the consolidated financial statements). For the three months ended March 31, 2021, other income (expense) primarily represents loss on extinguishment of debt of approximately $528 million relating to tender premiums, make-whole amounts, and fees; the write-off of unamortized bond discounts and debt issuance costs; and losses on related derivative instruments. The foregoing loss resulted from the debt refinancing activity we undertook in the first quarter of 2021 (see Note 6 to the consolidated financial statements), which substantially reduces our ongoing interest expense. This loss was partially offset by fair value adjustments on certain non-operating assets and liabilities and foreign currency transaction remeasurement gains.

Provision (Benefit) for Income Taxes

	Three months ended March 31,
			$	%
	2022	2021	Change	Change
	(In millions)
Provision (benefit) for income taxes	$54	$(97)	$151	NM
Effective tax rate	31%	21%

NM = Not meaningful

The increase in the effective tax rate for the 2022 period is primarily due to the difference in pre-tax earnings relative to income tax provision (benefit).

Segment Results of Operations - Comparisons of three-month periods ended March 31, 2022 and 2021

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

Merchant Solutions

	Three months ended March 31,
			$	%
	2022	2021	Change	Change
	(In millions)
Revenue	$1,112	$966	$146	15%
Adjusted EBITDA	$522	$451	71	16
Adjusted EBITDA margin	47.0%	46.7%
Adjusted EBITDA margin basis points change	30

Three months ended March 31:

Revenue increased primarily due to easing lockdown restrictions and the continued global economic recovery from the COVID-19 pandemic, with higher card-present volumes contributing 10% to growth and card-not-present volumes, including those related to our recent Payrix acquisition, contributing 6% to growth. Revenue was negatively impacted by unfavorable foreign currency movements, contributing (1%) to growth primarily related to a stronger U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to revenue growth in the higher-margin card-not-present channel.

Banking Solutions

	Three months ended March 31,
			$	%
	2022	2021	Change	Change
	(In millions)
Revenue	$1,645	$1,540	$105	7%
Adjusted EBITDA	$697	$667	30	5
Adjusted EBITDA margin	42.4%	43.3%
Adjusted EBITDA margin basis points change	(90)

Three months ended March 31:

Revenue increased primarily due to recurring revenue contributing 7% to growth, primarily driven by the completion of large implementations.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin decreased primarily due to wage inflation, reduction in revenue related to pandemic-related programs and recent onboarding of several large outsourcing contracts.

Capital Market Solutions

	Three months ended March 31,
			$	%
	2022	2021	Change	Change
	(In millions)
Revenue	$658	$625	$33	5%
Adjusted EBITDA	$308	$288	20	7
Adjusted EBITDA margin	46.8%	46.2%
Adjusted EBITDA margin basis points change	60

Three months ended March 31:

Revenue increased primarily due to recurring revenue contributing 6% to growth from strong new sales driving outsourced solutions and services. Revenue was negatively impacted by unfavorable foreign currency movements, contributing (1%) to growth primarily related to a stronger U.S. Dollar versus the British Pound Sterling and the Swedish Krona.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to continued operating leverage.

Corporate and Other

	Three months ended March 31,
			$	%
	2022	2021	Change	Change
	(In millions)
Revenue	$77	$92	$(15)	(16)%
Adjusted EBITDA	$(109)	$(98)	(11)	11

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

Adjusted EBITDA decreased primarily due to the revenue impact noted above as well as higher infrastructure expense compared to prior year.

Liquidity and Capital Resources

Cash Requirements

Our ongoing cash requirements include operating expenses, income taxes, tax receivable obligations, mandatory debt service payments, capital expenditures, stockholder dividends, regulatory requirements, working capital and timing differences in settlement-related assets and liabilities, and may include discretionary debt repayments, share repurchases and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Credit Facility, the U.S. commercial paper program and the Euro-commercial paper program discussed in Note 6 to the consolidated financial statements.

As of March 31, 2022, the Company had $3,527 million of available liquidity, including $1,547 million of cash and cash equivalents and $1,980 million of capacity available under its Revolving Credit Facility. Approximately $896 million of cash and cash equivalents is held by our foreign entities, including amounts related to regulatory requirements. The majority of our domestic cash and cash equivalents relates to settlement payables and net deposits-in-transit, which are typically settled within a few business days. Debt outstanding totaled $19.2 billion, with an effective weighted average interest rate of 1.0%.

The Company remains committed to reaching and maintaining its target leverage while ensuring ample liquidity.

We believe that our current level of cash and cash equivalents plus cash flows from operations will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service payments for the next 12 months and the foreseeable future.

We currently expect to continue to pay quarterly dividends. In January 2022, the Board of Directors approved a quarterly dividend increase of 21% to $0.47 per share beginning with the first quarter of 2022. A regular quarterly dividend of $0.47 per common share was paid on March 25, 2022, to shareholders of record as of the close of business on March 11, 2022. Consistent with our capital allocation strategy, we plan to increase our annual dividend approximately 20% per year over the next several years, as compared to approximately 10% per year increases in recent years, to gradually increase our dividend payout ratio beginning with the quarterly dividend payable in March 2022. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities

(including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, the duration and impact of the COVID-19 pandemic, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.47 per common share is payable on June 24, 2022, to shareholders of record as of the close of business on June 10, 2022.

In January 2021, our Board of Directors approved a new share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new share repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the new share repurchase program, approximately 85 million shares remain available for repurchase as of March 31, 2022.

We currently expect to utilize free cash flow through the end of 2023 primarily to return capital to shareholders. During 2022, we expect to repurchase shares worth approximately $3 billion, primarily during the second half of the year.

Cash Flows from Operations

Cash flows from operations were $896 million and $836 million for the three-month periods ended March 31, 2022 and 2021, respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization and other non-cash items. Cash flows from operations increased $60 million in the 2022 period primarily due to an increase in operating income and working capital timing, partially offset by settlement timing.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for software (purchased and internally developed) and additions to property and equipment. We invested approximately $412 million and $298 million in capital expenditures (excluding other financing obligations for certain hardware and software) during the three-month periods ended March 31, 2022 and 2021, respectively. We expect to continue investing in property and equipment, purchased software and internally developed software to support our business.

Financing

For more information regarding the Company's debt and financing activity see Note 6 to the consolidated financial statements.

Contractual Obligations

There were no material changes in our contractual obligations through the three months ended March 31, 2022, in comparison to the table included in our Annual Report on Form 10-K for the year ended December 31, 2021, except as disclosed in Note 6 to the consolidated financial statements.

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

Our fixed rate senior notes (as included in Note 6 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of March 31, 2022. The carrying value, excluding the fair value of the interest rate swaps described below and unamortized discounts, of our senior notes was $16.0 billion as of March 31, 2022. The fair value of our senior notes was approximately $15.6 billion as of March 31, 2022. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, and Revolving Credit Facility (as included in Note 6 to the consolidated financial statements) and interest rate swaps on our fixed-rate long-term debt (collectively, "variable-rate debt"). At March 31, 2022, our weighted-average cost of debt was 1.0% with a weighted-average maturity of 5.5 years; 64% of our debt was fixed rate, and the remaining 36% was variable-rate debt. A 100 basis-point increase in the weighted-average interest rate on our variable-rate debt would have increased our annual interest expense by $71 million. We performed the foregoing sensitivity analysis based solely on the principal amount of our variable-rate debt as of March 31, 2022. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on principal amounts of variable-rate debt outstanding as of March 31, 2021, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $64 million.

As of March 31, 2022, the following interest rate swaps converting the interest rate exposure on certain of our senior notes from fixed to variable are outstanding (in millions):

		Weighted	Weighted
Notional Amount by		Average	Average
Currency	Maturities	Receive Rate	Pay Rate
$1,854	2029 - 2031	2.74%	2.04%
£925	2029 - 2031	3.00%	2.47%
€500	2024	1.10%	0.32%

By entering into the aforementioned swap agreements, we have assumed risks associated with variable interest rates based upon LIBOR, or Daily Compounded SONIA as applicable based on the phase-out of LIBOR rates, or Euribor. Changes in the overall level of interest rates affect the interest expense that we recognize. We designated the interest rate swaps as fair value hedges for accounting purposes as described in Note 7 to the consolidated financial statements. A 100 basis-point increase in the 3-month USD LIBOR rate, Daily Compounded SONIA rate (previously 6-month GBP LIBOR rate), and 3-month Euribor rate, as applicable, for the interest rate swaps outstanding as of March 31, 2022 and 2021, would increase our annual interest expense by approximately $36 million and $35 million, respectively.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. We generated approximately $703 million and $641 million during the three months ended March 31, 2022 and 2021, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Brazilian Real, Indian Rupee and Australian Dollar. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three months ended March 31, 2022 and 2021 (in millions):

	Three months ended March 31,
Currency	2022	2021
Pound Sterling	$43	$38
Euro	7	10
Real	4	3
Rupee	3	3
Australian Dollar	3	3
Total increase or decrease	$60	$57

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenue and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. We do periodically enter into foreign currency forward contracts to hedge foreign currency exposure to intercompany loans and other balance sheet items. The Company also utilizes foreign currency-denominated debt and cross-currency interest rate swaps designated as net investment hedges in order to reduce the volatility of the net investment value of certain of its Euro and Pound Sterling functional subsidiaries (see Note 7 to the consolidated financial statements).

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

Part II: OTHER INFORMATION

Item 1A. Risk Factors

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, for a detailed discussion of risk factors affecting the Company. There have been no material changes in the risk factors described therein except for an update to the risk factor included below.

Global economic, political and other conditions, including business cycles and consumer confidence, as well as geopolitical conflicts, may adversely affect our clients or trends in consumer spending, which may adversely impact the demand for our services and our revenue and profitability.

A significant portion of our revenue is derived from transaction processing fees. The global transaction processing industries depend heavily upon the overall level of consumer, business and government spending. Any change in economic factors, including a sustained deterioration in general economic conditions or consumer confidence, particularly in the U.S., or inflation and increases in interest rates in key countries in which we operate may adversely affect consumer spending, consumer debt levels and credit and debit card usage, and as a result, adversely affect our financial performance by reducing the number or average purchase amount of transactions that we service. Supply chain issues globally, including those caused by the COVID-19 pandemic, can slow down the provision of parts for our products, such as chips in EMV cards, and could adversely impact revenue. In addition, the direct and indirect effects of other current or future geopolitical conflicts could materially adversely affect global economic activity and transaction processing volumes.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 3, 2022	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 3, 2022	By:	/s/ THOMAS K. WARREN
Thomas K. Warren
Chief Accounting Officer (Principal Accounting Officer)