Form 10-Q
period 2022-06-30
Fidelity National Information Services, Inc.
filed 2022-08-04
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of August 3, 2022, 607,978,556 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2022

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,688	$2,010
Settlement assets	4,334	4,020
Trade receivables, net of allowance for credit losses of $99 and $76, respectively	3,520	3,772
Other receivables	251	355
Prepaid expenses and other current assets	913	551
Total current assets	10,706	10,708
Property and equipment, net	881	949
Goodwill	52,004	53,330
Intangible assets, net	10,018	11,539
Software, net	3,176	3,299
Other noncurrent assets	1,876	2,137
Deferred contract costs, net	959	969
Total assets	$79,620	$82,931
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$2,856	$2,864
Settlement payables	5,154	5,295
Deferred revenue	728	779
Short-term borrowings	3,642	3,911
Current portion of long-term debt	3,148	1,617
Total current liabilities	15,528	14,466
Long-term debt, excluding current portion	11,755	14,825
Deferred income taxes	3,786	4,193
Other noncurrent liabilities	1,861	1,915
Total liabilities	32,930	35,399

Redeemable noncontrolling interest	175	174
Equity:
FIS stockholders’ equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding as of June 30, 2022, and December 31, 2021	—	—
Common stock $0.01 par value, 750 shares authorized, 628 and 625 shares issued as of June 30, 2022, and December 31, 2021, respectively	6	6
Additional paid in capital	46,634	46,466
Retained earnings	2,709	2,889
Accumulated other comprehensive earnings (loss)	(200)	252
Treasury stock, $0.01 par value, 20 and 16 common shares as of June 30, 2022, and December 31, 2021, respectively, at cost	(2,643)	(2,266)
Total FIS stockholders’ equity	46,506	47,347
Noncontrolling interest	9	11
Total equity	46,515	47,358
Total liabilities, redeemable noncontrolling interest and equity	$79,620	$82,931
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Loss)
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$3,719	$3,475	$7,210	$6,699
Cost of revenue	2,234	2,135	4,475	4,253
Gross profit	1,485	1,340	2,735	2,446
Selling, general, and administrative expenses	1,082	977	2,117	1,983
Asset impairments	29	—	87	—
Operating income	374	363	531	463
Other income (expense):
Interest expense, net	(47)	(48)	(90)	(122)
Other income (expense), net	30	324	92	(170)
Total other income (expense), net	(17)	276	2	(292)
Earnings (loss) before income taxes and equity method investment earnings (loss)	357	639	533	171
Provision (benefit) for income taxes	77	302	132	205
Equity method investment earnings (loss)	—	5	—	6
Net earnings (loss)	280	342	401	(28)
Net (earnings) loss attributable to noncontrolling interest	(3)	(1)	(4)	(4)
Net earnings (loss) attributable to FIS common stockholders	$277	$341	$397	$(32)

Net earnings (loss) per share-basic attributable to FIS common stockholders	$0.46	$0.55	$0.65	$(0.05)
Weighted average shares outstanding-basic	608	619	609	620
Net earnings (loss) per share-diluted attributable to FIS common stockholders	$0.45	$0.55	$0.65	$(0.05)
Weighted average shares outstanding-diluted	611	624	612	620
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(In millions)
(Unaudited)

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021

Net earnings (loss)		$280		$342		$401		$(28)
Other comprehensive earnings (loss), before tax:
Unrealized gain (loss) on derivatives	$—		$—		$—		$9
Foreign currency translation adjustments	(229)		130		(373)		315
Other adjustments	1		1		5		1
Other comprehensive earnings (loss), before tax	(228)		131		(368)		325
Provision for income tax (expense) benefit related to items of other comprehensive earnings	(78)		(6)		(84)		(133)
Other comprehensive earnings (loss), net of tax	$(306)	(306)	$125	125	$(452)	(452)	$192	192
Comprehensive earnings (loss)		(26)		467		(51)		164
Net (earnings) loss attributable to noncontrolling interest		(3)		(1)		(4)		(4)
Comprehensive earnings (loss) attributable to FIS common stockholders		$(29)		$466		$(55)		$160
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and six months ended June 30, 2022
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, March 31, 2022	628	(17)	$6	$46,536	$2,721	$106	$(2,343)	$10	$47,036
Exercise of stock options	—	—	—	10	—	—	—	—	10
Purchases of treasury stock	—	(3)	—	—	—	—	(300)	—	(300)
Stock-based compensation	—	—	—	88	—	—	—	—	88
Cash dividends declared ($0.47 per share per quarter) and other distributions	—	—	—	—	(289)	—	—	(3)	(292)
Net earnings (loss)	—	—	—	—	277	—	—	2	279
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(306)	—	—	(306)
Balances, June 30, 2022	628	(20)	$6	$46,634	$2,709	$(200)	$(2,643)	$9	$46,515

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2021	625	(16)	$6	$46,466	$2,889	$252	$(2,266)	$11	$47,358
Issuance of restricted stock	3	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	18	—	—	—	—	18
Purchases of treasury stock	—	(3)	—	—	—	—	(300)	—	(300)
Treasury shares held for taxes due upon exercise of stock awards	—	(1)	—	—	—	—	(77)	—	(77)
Stock-based compensation	—	—	—	145	—	—	—	—	145
Cash dividends declared ($0.47 per share per quarter) and other distributions	—	—	—	5	(577)	—	—	(5)	(577)
Net earnings (loss)	—	—	—	—	397	—	—	3	400
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(452)	—	—	(452)
Balances, June 30, 2022	628	(20)	6	46,634	2,709	(200)	(2,643)	9	46,515
(1)Excludes redeemable noncontrolling interest that is not considered equity.

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and six months ended June 30, 2021
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, March 31, 2021	624	(4)	$6	$46,152	$2,823	$124	$(645)	$14	$48,474
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	38	—	—	—	—	38
Purchases of treasury stock	—	(3)	—	—	—	—	(400)	—	(400)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(13)	—	(13)
Stock-based compensation	—	—	—	84	—	—	—	—	84
Cash dividends declared ($0.39 per share per quarter) and other distributions	—	—	—	—	(243)	—	—	(3)	(246)
Net earnings	—	—	—	—	341	—	—	1	342
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	125	—	—	125
Balances, June 30, 2021	625	(7)	$6	$46,274	$2,921	$249	$(1,058)	$12	$48,404

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2020	621	(1)	$6	$45,947	$3,440	$57	$(150)	$13	$49,313
Issuance of restricted stock	4	—	—	1	—	—	—	—	1
Exercise of stock options	—	—	—	85	—	—	—	—	85
Purchases of treasury stock	—	(6)	—	—	—	—	(800)	—	(800)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(108)	—	(108)
Stock-based compensation	—	—	—	241	—	—	—	—	241
Cash dividends declared ($0.39 per share per quarter) and other distributions	—	—	—	—	(487)	—	—	(4)	(491)
Net earnings (loss)	—	—	—	—	(32)	—	—	3	(29)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	192	—	—	192
Balances, June 30, 2021	625	(7)	$6	$46,274	$2,921	$249	$(1,058)	$12	$48,404
(1)Excludes redeemable noncontrolling interest that is not considered equity.

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net earnings (loss)	$401	$(28)
Adjustment to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,988	1,924
Amortization of debt issuance costs	15	15
Asset impairments	87	—
Loss (gain) on sale of businesses, investments and other	(5)	(230)
Loss on extinguishment of debt	—	528
Stock-based compensation	145	241
Deferred income taxes	(386)	87
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	114	(171)
Settlement activity	(106)	10
Prepaid expenses and other assets	(250)	(308)
Deferred contract costs	(190)	(212)
Deferred revenue	(30)	35
Accounts payable, accrued liabilities and other liabilities	137	(27)
Net cash provided by operating activities	1,920	1,864

Cash flows from investing activities:
Additions to property and equipment	(173)	(143)
Additions to software	(579)	(470)
Settlement of net investment hedge cross-currency interest rate swaps	645	(17)
Net proceeds from sale of businesses and investments	—	367
Other investing activities, net	(22)	(60)
Net cash provided by (used in) investing activities	(129)	(323)

Cash flows from financing activities:
Borrowings	30,789	26,969
Repayment of borrowings and other financing obligations	(31,358)	(27,696)
Debt issuance costs	—	(74)
Net proceeds from stock issued under stock-based compensation plans	15	76
Treasury stock activity	(378)	(908)
Dividends paid	(574)	(486)
Other financing activities, net	(96)	(136)
Net cash provided by (used in) financing activities	(1,602)	(2,255)

Effect of foreign currency exchange rate changes on cash	(392)	(31)
Net increase (decrease) in cash, cash equivalents and restricted cash	(203)	(745)
Cash, cash equivalents and restricted cash, beginning of period	4,283	4,030
Cash, cash equivalents and restricted cash, end of period	$4,080	$3,285

Supplemental cash flow information:
Cash paid for interest	$241	$287
Cash paid for income taxes	$323	$170
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

(2)       Acquisitions

Payrix Acquisition

On December 23, 2021, FIS acquired 100% of the equity of Payrix Holdings, LLC, and subsidiaries ("Payrix"), previously a privately held fintech company that specializes in embedding and monetizing payments in SaaS platforms to serve the eCommerce needs of small- to medium-sized businesses through a global card-not-present offering. The acquisition was accounted for as a business combination. We recorded a provisional allocation of the $777 million purchase price, primarily paid in cash, to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, consisting primarily of $131 million in software assets. We also recorded adjustments to our provisional allocation of the purchase price as of March 31, 2022, resulting in $631 million in total goodwill. Our purchase price allocation is provisional as of June 30, 2022, and we expect to finalize as soon as practicable but no later than one year from the date of acquisition.

(3)       Revenue

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue. The tables also include a reconciliation of the disaggregated revenue with the Company's reportable segments.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended June 30, 2022 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$955	$1,427	$388	$64	$2,834
All others	347	236	275	27	885
Total	$1,302	$1,663	$663	$91	$3,719

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,276	$1,247	$326	$78	$2,927
Software maintenance	1	86	128	—	215
Other recurring	23	51	25	—	99
Total recurring	1,300	1,384	479	78	3,241

Software license	1	22	73	—	96
Professional services	—	152	109	1	262
Other non-recurring fees	1	105	2	12	120
Total	$1,302	$1,663	$663	$91	$3,719

For the three months ended June 30, 2021 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$840	$1,348	$369	$57	$2,614
All others	337	230	261	33	861
Total	$1,177	$1,578	$630	$90	$3,475

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,153	$1,168	$291	$78	$2,690
Software maintenance	1	89	127	—	217
Other recurring	20	40	25	4	89
Total recurring	1,174	1,297	443	82	2,996

Software license	1	22	72	—	95
Professional services	—	147	115	1	263
Other non-recurring fees	2	112	—	7	121
Total	$1,177	$1,578	$630	$90	$3,475

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended June 30, 2022 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,740	$2,833	$775	$114	$5,462
All others	674	475	546	53	1,748
Total	$2,414	$3,308	$1,321	$167	$7,210

Type of Revenue:
Recurring revenue:
Transaction processing and services	$2,364	$2,495	$646	$146	$5,651
Software maintenance	1	174	258	1	434
Other recurring	45	102	48	1	196
Total recurring	2,410	2,771	952	148	6,281

Software license	2	52	147	—	201
Professional services	—	294	219	2	515
Other non-recurring fees	2	191	3	17	213
Total	$2,414	$3,308	$1,321	$167	$7,210

For the six months ended June 30, 2021 (in millions):

	Reportable Segments
			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,521	$2,659	$739	$115	$5,034
All others	622	460	516	67	1,665
Total	$2,143	$3,119	$1,255	$182	$6,699

Type of Revenue:
Recurring revenue:
Transaction processing and services	$2,097	$2,332	$582	$162	$5,173
Software maintenance	1	177	253	1	432
Other recurring	41	78	49	6	174
Total recurring	2,139	2,587	884	169	5,779

Software license	2	46	141	—	189
Professional services	—	294	220	2	516
Other non-recurring fees	2	192	10	11	215
Total	$2,143	$3,119	$1,255	$182	$6,699

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Contract Balances

The Company recognized revenue of $189 million and $181 million during the three months and $499 million and $508 million during the six months ended June 30, 2022 and 2021, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2022, approximately $23.0 billion of revenue is estimated to be recognized in the future primarily from the Banking Solutions and Capital Market Solutions segments' remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 30% of the Banking Solutions and Capital Market Solutions segments' remaining performance obligations over the next 12 months, approximately another 21% over the next 13 to 24 months, and the balance thereafter.

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

(4)       Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

The Company records restricted cash in captions other than Cash and cash equivalents in the consolidated balance sheets. The reconciliation between Cash and cash equivalents in the consolidated balance sheets and Cash, cash equivalents and restricted cash per the consolidated statements of cash flows is as follows (in millions):

	June 30, 2022	December 31, 2021
Cash and cash equivalents on the consolidated balance sheets	$1,688	$2,010
Merchant float (in Settlement assets)	2,392	2,273
Total Cash and cash equivalents and restricted cash per the consolidated statements of cash flows	$4,080	$4,283

Settlement Assets and Payables

The principal components of the Company's settlement assets and payables on the consolidated balance sheets are as follows (in millions):

	June 30, 2022	December 31, 2021
Settlement assets
Settlement deposits	$438	$530
Merchant float	2,392	2,273
Settlement receivables	1,504	1,217
Total Settlement assets	$4,334	$4,020

Settlement payables	$5,154	$5,295

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

While the COVID-19 pandemic did not result in a significant increase in the Company's expected credit loss allowance recorded as of June 30, 2022, and December 31, 2021, it is reasonably possible that future developments related to the economic impact of the COVID-19 pandemic could have a material impact on management's estimates.

Property and Equipment, Intangible Assets and Software

The following table provides details of Property and equipment, Intangible assets and Software as of June 30, 2022, and December 31, 2021 (in millions):

	June 30, 2022			December 31, 2021
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Intangible assets	$18,285	$8,267	$10,018	$18,919	$7,380	$11,539
Property and equipment	$2,520	$1,639	$881	$2,520	$1,571	$949
Software	$6,334	$3,158	$3,176	$6,195	$2,896	$3,299
As of June 30, 2022, Intangible assets, net of amortization, includes $9,710 million of customer relationships and $308 million of trademarks and other intangible assets. Amortization expense with respect to Intangible assets was $545 million and $598 million for the three months and $1,102 million and $1,193 million for the six months ended June 30, 2022 and 2021, respectively.

Depreciation expense for property and equipment was $64 million and $68 million for the three months and $137 million and $133 million for the six months ended June 30, 2022 and 2021, respectively.

Amortization expense with respect to software was $274 million and $231 million for the three months and $561 million and $455 million for the six months ended June 30, 2022 and 2021, respectively. During the three and six months ended June 30, 2022, the Company recorded $47 million and $109 million, respectively, of incremental software amortization expense driven by the Company's platform modernization. Platform modernization includes sunsetting certain technology platforms, which resulted in shortened estimated useful lives and accelerated amortization methods primarily impacting the associated assets over approximately three years, beginning in the third quarter of 2021.

Impairments

For the three and six months ended June 30, 2022, the Company recorded $29 million of impairment primarily related to a non-strategic business. For the six months ended June 30, 2022, the Company also recorded $58 million of impairments primarily related to real estate-related assets as a result of office space reductions.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Goodwill

Changes in goodwill during the three months ended June 30, 2022, are summarized below (in millions).

			Capital	Corporate
	Merchant	Banking	Market	And
	Solutions	Solutions	Solutions	Other	Total
Balance, December 31, 2021	$36,403	$12,244	$4,663	$20	$53,330
Foreign currency adjustments	(1,213)	(37)	(87)	—	(1,337)
Goodwill attributable to acquisitions	11	—	—	—	11
Balance, June 30, 2022	$35,201	$12,207	$4,576	$20	$52,004

We assess goodwill for impairment on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. We evaluated if events and circumstances as of June 30, 2022, indicated potential impairment of our reporting units. We performed a qualitative assessment by examining factors most likely to affect our reporting units' fair values and considered the impact to our business from the COVID-19 pandemic and macroeconomic conditions. The factors examined involve significant use of management judgment and included, among others, (1) forecast revenue, growth rates, operating margins, and capital expenditures used to calculate estimated future cash flows, (2) future economic and market conditions and (3) FIS' market capitalization. Based on our interim impairment assessment as of June 30, 2022, we concluded that it remained more likely than not that the fair value continues to exceed the carrying amount for each of our reporting units; therefore, goodwill was not impaired.

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

The Company has elected the fair value option under ASC 825, Financial Instruments ("ASC 825"), for measuring its preferred stock asset and CVR liability. The fair value of the preferred stock was $295 million at June 30, 2022, with $256 million recorded as Prepaid expenses and other current assets for the preferred stock that was recently announced as released by Visa Inc. and $39 million recorded as Other noncurrent assets for the remaining preferred stock. The fair value of the preferred stock was $197 million at December 31, 2021, recorded in Other noncurrent assets on the consolidated balance sheets. The fair value of the CVR liability was $528 million at June 30, 2022, with $187 million recorded as Accounts payable, accrued and other liabilities for the preferred stock that was recently announced as released by Visa Inc. and $341 million recorded as Other noncurrent liabilities for the remaining preferred stock and cash consideration component. The fair value of the CVR liability was $478 million at December 31, 2021, recorded in Other noncurrent liabilities on the consolidated balance sheets. Pursuant to ASC 825, the Company remeasures the fair value of the preferred stock and CVR liability each reporting period. The net change in fair value was $25 million and $9 million for the three months ended and $49 million and $14 million for the six months ended June 30, 2022 and 2021, respectively, recorded in Other income (expense), net on the consolidated statements of earnings (loss).

Equity Security Investments

The Company holds various equity securities without readily determinable fair values that primarily represent strategic investments made through our FIS Impact Ventures program as well as investments obtained through acquisitions. Such investments totaled $421 million and $358 million at June 30, 2022, and December 31, 2021, respectively, and are included within Other noncurrent assets on the consolidated balance sheets. The Company accounts for these investments at cost, less impairment, and adjusts the carrying values for observable price changes from orderly transactions for identical or similar

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

investments of the same issuer. The Company records gains and losses on these investments, realized and unrealized, as Other income (expense), net on the consolidated statements of earnings (loss) and recorded net gains of $6 million and $73 million for the three months and $47 million and $88 million for the six months ended June 30, 2022 and 2021, respectively, related to these investments.

(5)       Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of June 30, 2022, and December 31, 2021, consist of the following (in millions):

	June 30, 2022	December 31, 2021
Contract costs on implementations in progress	$185	$218
Contract origination costs on completed implementations, net	571	553
Contract fulfillment costs on completed implementations, net	203	198
Total Deferred contract costs, net	$959	$969

Amortization of deferred contract costs on completed implementations was $92 million and $75 million during the three months and $188 million and $143 million during the six months ended June 30, 2022 and 2021, respectively.

During the three and six months ended June 30, 2022, the Company recorded $12 million and $28 million, respectively, of incremental amortization expense related to deferred contract costs driven by the Company's platform modernization.

(6)       Debt

Long-term debt as of June 30, 2022, and December 31, 2021, consists of the following (in millions):

	June 30, 2022
		Weighted
		Average
	Interest	Interest		June 30,	December 31,
	Rates	Rate (1)	Maturities	2022	2021
Fixed Rate Notes
Senior USD Notes	0.4% - 4.8%	2.2%	2023 - 2048	$6,909	$6,909
Senior Euro Notes	0.1% - 3.0%	1.1%	2022 - 2039	7,054	7,656
Senior GBP Notes	2.3% - 3.4%	3.4%	2029 - 2031	1,123	1,655
Revolving Credit Facility (2)		2.8%	2026	299	325
Other (3)				(482)	(103)
Total long-term debt, including current portion				14,903	16,442
Current portion of long-term debt				(3,148)	(1,617)
Long-term debt, excluding current portion				$11,755	$14,825

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Short-term borrowings as of June 30, 2022, and December 31, 2021, consist of the following (in millions):

	June 30, 2022
	Weighted
	Average
	Interest		June 30,	December 31,
	Rate	Maturities	2022	2021
Euro-commercial paper notes ("ECP Notes")	(0.3)%	Up to 183 days	$1,587	$1,723
U.S. commercial paper notes ("USCP Notes")	2.0%	Up to 397 days	2,055	2,087
Other			—	101
Total Short-term borrowings			$3,642	$3,911

As of June 30, 2022, the weighted average interest rate of the Company's outstanding debt was 1.2%, including the impact of interest rate swaps (see Note 7).

The following summarizes the aggregate maturities of our long-term debt, including other financing obligations for certain hardware and software, based on stated contractual maturities, excluding the fair value of the interest rate swaps (see Note 7) and net unamortized non-cash bond discounts of $(471) million as of June 30, 2022 (in millions):

Total
2022 remaining period	$1,075
2023	2,088
2024	1,280
2025	659
2026	1,555
Thereafter	8,809
Total principal payments	15,466
Debt issuance costs, net of accumulated amortization	(92)
Total long-term debt	$15,374

There are no mandatory principal payments on the Revolving Credit Facility, and any balance outstanding on the Revolving Credit Facility will be due and payable at its scheduled maturity date, which occurs on March 2, 2026.

Senior Notes

On July 13, 2022, FIS completed the issuance and sale of Senior USD Notes with an aggregate principal amount of $2.5 billion with interest rates ranging from 4.5% to 5.6% and maturities ranging from 2025 to 2052. The proceeds from the debt issuance were used for the repayment of debt under our commercial paper programs in the third quarter of 2022.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revolving Credit Facility

On March 2, 2021, FIS entered into an amendment to the Revolving Credit Facility agreement to amend certain covenant provisions, revise lender commitments for certain counterparties, and extend the scheduled maturity date to March 2, 2026. As of June 30, 2022, the borrowing capacity under the Revolving Credit Facility was $1,559 million (net of $3,642 million of capacity backstopping our commercial paper notes).

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $1,355 million lower than the carrying value and $570 million higher than the carrying value, excluding the fair value of the interest rate swaps and unamortized discounts, as of June 30, 2022, and December 31, 2021, respectively.

(7)       Financial Instruments

Fair Value Hedges

The Company holds interest rate swaps with aggregate notional amounts of $1,854 million, £925 million and €500 million at June 30, 2022, and December 31, 2021, converting the interest rate exposure on certain of the Company's Senior USD Notes, Senior GBP Notes and Senior Euro Notes, as applicable, from fixed to variable. These swaps are designated as fair value hedges for accounting purposes with a net liability fair value of $433 million and $85 million reflected as a decrease in the long-term debt balance at June 30, 2022, and December 31, 2021, respectively (see Note 6).

Net Investment Hedges

The purpose of the Company's net investment hedges, as discussed below, is to reduce the volatility of FIS' net investment value in its Euro- and Pound Sterling-denominated operations due to changes in foreign currency exchange rates.

The Company recorded net investment hedge aggregate gain (loss) for the change in fair value as Foreign currency translation adjustments and related income tax (expense) benefit within Other comprehensive earnings (loss), net of tax, on the consolidated statements of comprehensive earnings (loss) of $873 million and $(29) million during the three months and $1,133 million and $292 million during the six months ended June 30, 2022 and 2021, respectively. The amounts included in Accumulated other comprehensive earnings (loss) (“AOCI”) for the net investment hedges will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations. No ineffectiveness has been recorded on the net investment hedges.

Foreign Currency-Denominated Debt Designations

The Company designates certain foreign currency-denominated debt as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations. As of June 30, 2022, and December 31, 2021, an aggregate €8,257 million and €8,275 million, respectively, was designated as a net investment hedge of the Company's investment in Euro-denominated operations related to Senior Euro Notes with maturities ranging from 2022 to 2039 and ECP Notes. As of June 30, 2022, and December 31, 2021, an aggregate £778 million and £1,193 million, respectively, was designated as a net investment hedge of the Company's Pound Sterling-denominated operations related to the Senior GBP Notes with maturities ranging from 2029 to 2031 at June 30, 2022.

Cross-Currency Interest Rate Swap Designations

The Company holds cross-currency interest rate swaps and designates them as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations.

As of June 30, 2022, and December 31, 2021, aggregate notional amounts of €5,906 million and €5,906 million, respectively, were designated as net investment hedges of the Company's investment in Euro-denominated operations, and aggregate notional amounts of £2,386 million and £2,345 million, respectively, were designated as net investment hedges of the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Company's Pound Sterling-denominated operations. The cross-currency interest rate swap fair values were net assets of $273 million at June 30, 2022, and net assets of $258 million at December 31, 2021, respectively.

During the six months ended June 30, 2022, the Company entered into transactions to cash settle existing cross-currency interest rate swaps designated as net investment hedges and received net proceeds of approximately $645 million for the fair values of the cross-currency interest rate swaps as of the termination dates. The proceeds were recorded within investing activities on the consolidated statements of cash flows. Following the settlement of the existing cross-currency interest rate swaps, the Company entered into new cross-currency interest rate swaps at current market terms with similar notional amounts and maturity dates as the settled cross-currency interest rate swaps.

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

The consolidated balance sheets as of June 30, 2022, and December 31, 2021, include a total liability of $359 million and $451 million, respectively, relating to the TRA.

Chargeback Liability

Through services offered in our Merchant Solutions segment, the Company is exposed to potential losses from merchant-related chargebacks. A chargeback occurs when a dispute between a cardholder and a merchant, including a claim for non-delivery of the product or service by the merchant, is not resolved in favor of the merchant and the transaction is charged back to the merchant resulting in a refund of the purchase price to the cardholder. If the Company is unable to collect this chargeback

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

amount from the merchant due to closure, bankruptcy or other reasons, the Company bears the loss for the refund paid to the cardholder. The risk of chargebacks is typically greater for those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. The economic impact of the COVID-19 pandemic has not resulted in material chargeback losses as of June 30, 2022; however, it is reasonably possible that the Company has incurred or may incur significant losses related to future chargebacks. Due to the unprecedented nature of the pandemic and the numerous current and future uncertainties that may impact any potential chargeback losses, and considering that the Company has no historical experience with similar uncertainties, a reasonable estimate of the possible accrual for future chargeback losses or range of losses cannot be made.

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

FIS purchases services and software licenses from Cardinal from time to time. Cardinal was a related party through April 29, 2021. Amounts transacted through this agreement was not significant to the 2021 period presented when Cardinal was a related party.

(11)     Net Earnings (Loss) per Share

The basic weighted average shares and common stock equivalents for the three and six months ended June 30, 2022 and 2021, were computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes net earnings (loss) and net earnings (loss) per share attributable to FIS common stockholders for the three and six months ended June 30, 2022 and 2021 (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net earnings (loss) attributable to FIS common stockholders	$277	$341	$397	$(32)
Weighted average shares outstanding-basic	608	619	609	620
Plus: Common stock equivalent shares	3	5	3	—
Weighted average shares outstanding-diluted	611	624	612	620
Net earnings (loss) per share-basic attributable to FIS common stockholders	$0.46	$0.55	$0.65	$(0.05)
Net earnings (loss) per share-diluted attributable to FIS common stockholders	$0.45	$0.55	$0.65	$(0.05)

The diluted net loss per share for the six months ended June 30, 2021, did not include the effect of common stock equivalent shares of 5 million because the effect would have been anti-dilutive. Options to purchase approximately 5 million and 1 million shares of our common stock for the three months and 5 million and 1 million for the six months ended June 30, 2022 and 2021, respectively, were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.

In January 2021, our Board of Directors approved a new share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the new share repurchase program, approximately 83 million shares remain available for repurchase as of June 30, 2022.

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

In the Corporate and Other segment, for the three and six months ended June 30, 2022, the Company recorded acquisition and integration costs primarily related to the Worldpay acquisition as well as certain other costs, including cost associated with the Company's platform modernization, totaling $80 million and $160 million, respectively. The Company also recorded $29 million and $87 million of asset impairments primarily related to the impairment of a non-strategic business and for real estate-related assets as a result of office space reductions as well as $42 million and $94 million of incremental amortization expense associated with shortened estimated useful lives and accelerated amortization methods for certain software and deferred contract cost assets driven by the Company's platform modernization for the three and six months ended June 30, 2022, respectively. For the six months ended June 30, 2021, the Company also recorded $104 million in accelerated stock compensation expense to reflect the impact of establishing a Qualified Retirement Equity Program that modified unvested equity awards outstanding at January 1, 2021 (see Note 9) as well as costs related to data center consolidation activities totaling $12 million and $28 million for the three and six months ended June 30, 2021, respectively. In addition, the Company recorded incremental costs directly related to COVID-19 of $10 million and $19 million for the three and six months ended June 30, 2021.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended June 30, 2022 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$1,302	$1,663	$663	$91	$3,719
Operating expenses	(778)	(1,075)	(433)	(1,059)	(3,345)
Depreciation and amortization (including purchase accounting amortization)	89	149	87	650	975
Acquisition, integration and other costs	—	—	—	221	221
Asset impairments	—	—	—	29	29
Adjusted EBITDA	$613	$737	$317	$(68)	$1,599

Adjusted EBITDA					$1,599
Depreciation and amortization					(347)
Purchase accounting amortization					(628)
Acquisition, integration and other costs					(221)
Asset impairments					(29)
Interest expense, net					(47)
Other income (expense), net					30
(Provision) benefit for income taxes					(77)
Net earnings attributable to noncontrolling interest					(3)
Net earnings attributable to FIS common stockholders					$277
Capital expenditures	$109	$118	$63	$50	$340
For the three months ended June 30, 2021 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$1,177	$1,578	$630	$90	$3,475
Operating expenses	(678)	(1,010)	(422)	(1,002)	(3,112)
Depreciation and amortization (including purchase accounting amortization)	88	152	84	648	972
Acquisition, integration and other costs	—	—	—	185	185
Adjusted EBITDA	$587	$720	$292	$(79)	$1,520

Adjusted EBITDA					$1,520
Depreciation and amortization					(297)
Purchase accounting amortization					(675)
Acquisition, integration and other costs					(185)
Interest expense, net					(48)
Other income (expense), net					324
(Provision) benefit for income taxes					(302)
Equity method investment earnings (loss)					5
Net earnings attributable to noncontrolling interest					(1)
Net earnings attributable to FIS common stockholders					$341
Capital expenditures	$92	$101	$56	$65	$314

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended June 30, 2022 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$2,414	$3,308	$1,321	$167	$7,210
Operating expenses	(1,459)	(2,174)	(872)	(2,174)	(6,679)
Depreciation and amortization (including purchase accounting amortization)	181	300	176	1,331	1,988
Acquisition, integration and other costs	—	—	—	410	410
Asset impairments	—	—	—	87	87
Adjusted EBITDA	$1,136	$1,434	$625	$(179)	$3,016

Adjusted EBITDA					$3,016
Depreciation and amortization					(710)
Purchase accounting amortization					(1,278)
Acquisition, integration and other costs					(410)
Asset impairments					(87)
Interest expense					(90)
Other income (expense), net					92
(Provision) benefit for income taxes					(132)
Net earnings attributable to noncontrolling interest					(4)
Net earnings (loss) attributable to FIS common stockholders					$397
Capital expenditures	$252	$276	$147	$77	$752

For the six months ended June 30, 2021 (in millions):

			Capital
	Merchant	Banking	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$2,143	$3,119	$1,255	$182	$6,699
Operating expenses	(1,281)	(2,029)	(841)	(2,085)	(6,236)
Depreciation and amortization (including purchase accounting amortization)	176	297	167	1,284	1,924
Acquisition, integration and other costs	—	—	—	440	440
Adjusted EBITDA	$1,038	$1,387	$581	$(179)	$2,827

Adjusted EBITDA					$2,827
Depreciation and amortization					(575)
Purchase accounting amortization					(1,349)
Acquisition, integration and other costs					(440)
Interest expense, net					(122)
Other income (expense), net					(170)
(Provision) benefit for income taxes					(205)
Equity method investment earnings (loss)					6
Net earnings attributable to noncontrolling interest					(4)
Net earnings attributable to FIS common stockholders					$(32)
Capital expenditures (1)	$196	$208	$110	$99	$613

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

Business Trends and Conditions

Our revenue is primarily derived from a combination of technology and processing services, transaction fees, professional services and software license fees. While we are a global company and do business around the world, the majority of our revenue is generated by clients in the U.S. The majority of our international revenue is generated by clients in the U.K., Germany, Australia, Brazil, India, and Canada. In addition, the majority of our revenue has historically been recurring and has been provided under multi-year Banking and Capital Markets contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients' operations. Although Merchant has a lesser percentage of multi-year contracts, substantially all of our Merchant revenue is recurring, derived from transaction processing fees that fluctuate with the number or value of transactions processed, among other variable measures associated with consumer activity.

Professional services revenue is typically non-recurring, though recognition often occurs over time rather than at a point in time. Sales of software licenses are typically non-recurring with point-in-time recognition and are less predictable.

The U.S. and Europe, the two largest geographic areas for our businesses, are experiencing higher rates of inflation and slower growth than in recent years. In the first six months of 2022, we experienced higher growth in wages and benefits than in 2021, which management believes is in part due to inflation and in part due to competitive job markets for the skilled employees who support our businesses. Given the nature of our varied businesses, the future effects of inflation and slower growth are difficult to predict, although they have the potential to adversely affect our results of operations. In 2022, the strengthening of the U.S. dollar has had, and is expected to continue to have, a negative impact on our revenue and earnings, and rising interest rates have also had, and are expected to continue to have, a negative impact on our earnings. We have not yet observed any other material impacts of the current macroeconomic environment on our business.

The distribution of vaccines against COVID-19 curtailed the impact of the pandemic in 2021 in many of the larger countries in which we do business, but the timing of a complete recovery remains uncertain as new variants of COVID-19 continue to impact consumer spending. In the fourth quarter of 2021, some governmental restrictions were re-imposed based upon a resurgence of variants of COVID-19 in many areas of the U.S. and Europe, which resulted in an adverse impact on payment volumes and transactions over those anticipated following the easing of restrictions in the prior two quarters. These changes in spending affected our business, results of operations and financial condition throughout 2021; however, the impact has lessened substantially in the first six months of 2022. The magnitude and duration of any further impacts is not possible to predict.

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

In addition, we are investing in the development of new solutions and venture opportunities through FIS Impact Ventures. This group prioritizes development of, and investment in, next-generation technology and innovation.

Since the beginning of the pandemic, the Company has taken several actions related to the health and safety of its employees while maintaining business continuity, including implementing its comprehensive Pandemic Plan. The Pandemic Plan includes site-specific plans as well as travel restrictions, medical response protocols, work-from-home strategies and enhanced cleaning within our locations and a comprehensive internal and external communication strategy.

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

We anticipate consolidation within the banking industry will continue, primarily in the form of merger and acquisition activity among financial institutions, which we believe would broadly be detrimental to the profitability of the financial technology industry. However, consolidation resulting from specific merger and acquisition transactions may be beneficial to our business. When consolidations of financial institutions occur, merger partners often operate systems obtained from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by their expanding the use of our services if such services are chosen to survive the consolidation and to support the newly combined entity. Conversely, we may lose revenue if we are providing services to both entities, or if a client of ours is involved in a consolidation and our services are not chosen to support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation may have greater leverage in negotiating terms or could decide to perform in-house some or all of the services that we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive services to take advantage of specific opportunities at the surviving company.

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

Related-Party Transactions

We are a party to certain historical related party agreements as discussed in Note 10 to the consolidated financial statements.

Consolidated Results of Operations - Comparisons of three- and six-month periods ended June 30, 2022 and 2021

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(In millions)				(In millions)
Revenue	$3,719	$3,475	$244	7%	$7,210	$6,699	$511	8%
Cost of revenue	(2,234)	(2,135)	(99)	5	(4,475)	(4,253)	(222)	5
Gross profit	1,485	1,340	145	11	2,735	2,446	289	12
Gross profit margin	40%	39%			38%	37%
Selling, general and administrative expenses	(1,082)	(977)	(105)	11	(2,117)	(1,983)	(134)	7
Asset impairments	(29)	—	(29)	NM	(87)	—	(87)	NM
Operating income	$374	$363	11	3	$531	$463	68	15
Operating margin	10%	10%			7%	7%

NM = Not meaningful

Revenue

Revenue for the three and six months ended June 30, 2022, increased primarily due to increased Merchant volumes, the ramp up of recent new client wins in Banking and strong new sales in Capital Markets driving recurring revenue growth. Revenue was negatively impacted by unfavorable foreign currency movements, primarily related to a stronger U.S. Dollar versus the the British Pound Sterling and Euro. See Segment Results of Operations below for more detailed explanation.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue for the three and six months ended June 30, 2022, increased primarily due to the revenue variances noted above. Gross profit and gross profit margin for the three and six months ended June 30, 2022, increased primarily due to revenue growth in the Merchant segment. These increases for the three and six months ended June 30, 2022, were partially offset by $59 million and $137 million, respectively, of incremental amortization expense associated with shortened estimated useful lives and accelerated amortization methods for certain software and deferred contract cost assets driven by the Company's platform modernization initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended June 30, 2022, increased primarily due to higher compensation and incremental Payrix-related expenses. The 2021 six-month period included accelerated stock compensation expense recorded associated with the establishment of the Qualified Retirement Equity Program that modified our existing stock compensation plans as described in Note 9 to the consolidated financial statements.

Asset Impairments

For the three and six months ended June 30, 2022, the Company recorded $29 million primarily related to impairment of a non-strategic business. For the six months ended June 30, 2022, the Company also recorded $58 million of impairments primarily relate to real estate-related assets as a result of office space reductions.

Operating Income and Operating Margin

The change in operating income for the three and six months ended June 30, 2022, resulted from the revenue and cost variances noted above. The operating margin for the three and six months ended June 30, 2022, benefited from a positive shift in revenue mix as compared to prior-year period. This benefit was offset by the asset impairments discussed above resulting in no change to the operating margin percentage.

Total Other Income (Expense), Net

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2022	2021	Change	Change	2022	2021	Change	Change
Other income (expense):	(In millions)				(In millions)
Interest expense, net	$(47)	$(48)	$1	(2)%	$(90)	$(122)	$32	(26)%
Other income (expense), net	30	324	(294)	NM	92	(170)	262	NM
Total other income (expense), net	$(17)	$276	(293)	NM	$2	$(292)	294	NM

NM = Not meaningful

The decrease in interest expense, net is primarily due to lower outstanding debt throughout the three and six months ended June 30, 2022, offset in part by higher interest rates on our variable-rate debt.

Other income (expense), net for the three and six months ended June 30, 2022, includes net gains on equity security investments without readily determinable fair values of $6 million and $47 million, respectively (see Note 4 to the consolidated financial statements). Other income (expense), net for the three and six months ended June 30, 2021, includes gain on the sale of our equity ownership interest in Cardinal Holdings of approximately $225 million. Other income (expense), net for the six months ended June 30, 2021, also includes loss on extinguishment of debt of approximately $528 million relating to tender premiums, make-whole amounts, and fees; the write-off of unamortized bond discounts and debt issuance costs; and losses on related derivative instruments. The foregoing loss resulted from the debt refinancing activity we undertook in the first quarter of 2021 (see Note 6 to the consolidated financial statements), which substantially reduces our ongoing interest expense. This loss was partially offset by fair value adjustments on certain non-operating assets and liabilities and foreign currency transaction remeasurement gains.

Provision (Benefit) for Income Taxes

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(In millions)				(In millions)
Provision (benefit) for income taxes	$77	$302	$(225)	NM	$132	$205	$(73)	NM
Effective tax rate	22%	47%			25%	120%

NM = Not meaningful

The decrease in the effective tax rate for the three and six months ended June 30, 2022, is primarily due to the one-time net remeasurement of certain deferred tax liabilities during the second quarter of 2021 due to the increase in the U.K. corporate statutory tax rate from 19% to 25% effective April 1, 2023, enacted on June 10, 2021.

Segment Results of Operations - Comparisons of three- and six-month periods ended June 30, 2022 and 2021

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

Merchant Solutions

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(In millions)				(In millions)
Revenue	$1,302	$1,177	$125	11%	$2,414	$2,143	$271	13%
Adjusted EBITDA	$613	$587	26	4	$1,136	$1,038	98	9
Adjusted EBITDA margin	47.1%	49.9%			47.0%	48.4%
Adjusted EBITDA margin basis points change	(280)				(140)

Three months ended June 30:

Revenue increased primarily due to the continued global economic recovery from the COVID-19 pandemic, with higher card-present volumes contributing 7% to growth and card-not-present volumes, including those related to our recent Payrix acquisition, contributing 7% to growth. Revenue was negatively impacted by unfavorable foreign currency movements, contributing (3%) to growth primarily related to a stronger U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin decreased primarily due to accelerated investment in e-commerce and Payrix sales channels to capitalize on developing secular growth trends.

Six months ended June 30:

Revenue increased primarily due to the continued global economic recovery from the COVID-19 pandemic, with higher card-present volumes contributing 8% to growth and card-not-present volumes, including those related to our recent Payrix acquisition, contributing 7% to growth. Revenue was negatively impacted by unfavorable foreign currency movements, contributing (2%) to growth primarily related to a stronger U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin decreased primarily due to accelerated investment in e-commerce and Payrix sales channels to capitalize on developing secular growth trends.

Banking Solutions

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(In millions)				(In millions)
Revenue	$1,663	$1,578	$85	5%	$3,308	$3,119	$189	6%
Adjusted EBITDA	$737	$720	17	2	$1,434	$1,387	$47	3
Adjusted EBITDA margin	44.3%	45.6%			43.4%	44.5%
Adjusted EBITDA margin basis points change	(130)				(110)

Three months ended June 30:

Revenue increased primarily due to recurring revenue contributing 6% to growth, primarily driven by the recent ramp up of several large contracts. Revenue was negatively impacted by unfavorable foreign currency movements, contributing (1%) to growth primarily related to a stronger U.S. Dollar versus the Euro and the British Pound Sterling.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin decreased primarily due to wage inflation and a reduction in non-recurring and stimulus-related revenue as compared to the prior-year period, and recent onboarding of several large outsourcing contracts.

Six months ended June 30:

Revenue increased primarily due to recurring revenue contributing 6% to growth, primarily driven by the recent ramp up of several large contracts.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin decreased primarily due to wage inflation, a reduction in non-recurring and stimulus-related revenue as compared to the prior-year period, and recent onboarding of several large outsourcing contracts.

Capital Market Solutions

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(In millions)				(In millions)
Revenue	$663	$630	$33	5%	$1,321	$1,255	$66	5%
Adjusted EBITDA	$317	$292	25	8	$625	$581	44	8
Adjusted EBITDA margin	47.8%	46.4%			47.3%	46.3%
Adjusted EBITDA margin basis points change	140				100

Three months ended June 30:

Revenue increased primarily due to recurring revenue contributing 7% to growth from strong new sales momentum. Revenue was negatively impacted by unfavorable foreign currency movements, contributing (2%) to growth primarily related to a stronger U.S. Dollar versus the British Pound Sterling and the Swedish Krona.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to continued expense management and operating leverage.

Six months ended June 30:

Revenue increased primarily due to recurring revenue contributing 6% to growth from strong new sales momentum. Revenue was negatively impacted by unfavorable foreign currency movements, contributing (1%) to growth primarily related to a stronger U.S. Dollar versus the British Pound Sterling and the Swedish Krona.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to continued expense management and operating leverage.

Corporate and Other

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(In millions)				(In millions)
Revenue	$91	$90	$1	1%	$167	$182	$(15)	(8)%
Adjusted EBITDA	$(68)	$(79)	11	(14)	$(179)	$(179)	—	—

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from certain non-strategic businesses.

Three months ended June 30:

Revenue remained flat as compared to the prior year.

Adjusted EBITDA increased primarily due to foreign currency movements impacting corporate and infrastructure expenses, related to a stronger U.S. Dollar versus the British Pound Sterling and Indian Rupee.

Six months ended June 30:

Revenue decreased primarily due to client attrition in our non-strategic businesses.

Adjusted EBITDA remained flat as compared to prior year, due to foreign currency movements related to a stronger U.S. Dollar versus the British Pound Sterling and Indian Rupee offsetting higher corporate expenses.

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

As of June 30, 2022, the Company had $3,247 million of available liquidity, including $1,688 million of cash and cash equivalents and $1,559 million of capacity available under its Revolving Credit Facility. Approximately $1,017 million of cash and cash equivalents is held by our foreign entities, including amounts related to regulatory requirements. The majority of our domestic cash and cash equivalents relates to settlement payables and net deposits-in-transit, which are typically settled within a few business days. Debt outstanding totaled $18.5 billion, with an effective weighted average interest rate of 1.2%.

We believe that our current level of cash and cash equivalents plus cash flows from operations will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service payments for the next 12 months and the foreseeable future.

We currently expect to continue to pay quarterly dividends. In January 2022, the Board of Directors approved a quarterly dividend increase of 21% to $0.47 per share beginning with the first quarter of 2022. Consistent with our capital allocation strategy, we plan to increase our annual dividend approximately 20% per year over the next several years, as compared to approximately 10% per year increases in recent years, to gradually increase our dividend payout ratio beginning with the quarterly dividend payable in March 2022. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, the duration and impact of the COVID-19 pandemic, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.47 per common share is payable on September 30, 2022, to shareholders of record as of the close of business on September 16, 2022.

In January 2021, our Board of Directors approved a new share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new share repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the new share repurchase program, approximately 83 million shares remain available for repurchase as of June 30, 2022.

We currently expect to utilize free cash flow through the end of 2023 primarily to return capital to shareholders. During 2022, we expect to repurchase shares worth approximately $3 billion, including approximately $300 million of share repurchased in the six months ended June 30, 2022.

Cash Flows from Operations

Cash flows from operations were $1,920 million and $1,864 million for the six-month periods ended June 30, 2022 and 2021, respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization and other non-cash items. Cash flows from operations increased $56 million in the 2022 six-month period primarily due to working capital timing.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for software (purchased and internally developed) and additions to property and equipment. We invested approximately $752 million and $613 million in capital expenditures (excluding other financing obligations for certain hardware and software) during the six-month periods ended June 30, 2022 and 2021, respectively. We expect to continue investing in property and equipment, purchased software and internally developed software to support our business.

During the six-month period ended June 30, 2022, we received approximately $645 million of net cash reflected as investing activities due to the settlement of existing cross-currency interest rate swaps. See Note 7 to the consolidated financial statements.

Financing

For more information regarding the Company's debt and financing activity see Note 6 to the consolidated financial statements.

Contractual Obligations

There were no material changes in our contractual obligations through the six months ended June 30, 2022, in comparison to the table included in our Annual Report on Form 10-K for the year ended December 31, 2021, except as disclosed in Note 6 to the consolidated financial statements.

Recent Accounting Pronouncements
No new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Market Risk

We are exposed to market risks primarily from changes in interest rates, foreign currency exchange rates and geopolitical risks. We periodically use certain derivative financial instruments, including interest rate swaps and foreign currency forward contracts, to manage interest rate and foreign currency risk. We do not use derivatives for trading purposes, to generate income or to engage in speculative activity.

Interest Rate Risk

In addition to existing cash balances and cash provided by operating activities, we use fixed-rate and variable-rate debt to finance our operations. We are exposed to interest rate risk on these debt obligations and related interest rate swaps.

Our fixed rate senior notes (as included in Note 6 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of June 30, 2022. The carrying value, excluding the fair value of the interest rate swaps described below and unamortized discounts, of our senior notes was $15.1 billion as of June 30, 2022. The fair value of our senior notes was approximately $13.7 billion as of June 30, 2022. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, and Revolving Credit Facility (as included in Note 6 to the consolidated financial statements) and the notional amounts of our interest rate swaps designated as fair value hedges (collectively, "variable-rate debt"). At June 30, 2022, our weighted-average cost of debt was 1.2% with a weighted-average maturity of 5.2 years; 62% of our debt was fixed rate, and the remaining 38% was variable-rate debt, inclusive of fair value adjustments of interest rate swaps. A 100 basis-point increase in the weighted-average interest rate on our variable-rate debt would have increased our annual interest expense by $74 million. We performed the foregoing sensitivity analysis based solely on the outstanding balance of our variable-rate debt as of June 30, 2022. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on the outstanding balance of our variable-rate debt as of June 30, 2021, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $66 million.

As of June 30, 2022, the following interest rate swaps converting the interest rate exposure on certain of our senior notes from fixed to variable are outstanding (in millions):

		Weighted	Weighted
Notional Amount by		Average	Average
Currency	Maturities	Receive Rate	Pay Rate
$1,854	2029 - 2031	2.74%	3.09%
£925	2029 - 2031	3.00%	3.46%
€500	2024	1.10%	0.43%

By entering into the aforementioned swap agreements, we have assumed risks associated with variable interest rates based upon LIBOR, or Daily Compounded SONIA as applicable based on the phase-out of LIBOR rates, or Euribor. Changes in the overall level of interest rates affect the interest expense that we recognize. We designated the interest rate swaps as fair value hedges for accounting purposes as described in Note 7 to the consolidated financial statements. A 100 basis-point increase in the 3-month USD LIBOR rate, Daily Compounded SONIA rate (previously 6-month GBP LIBOR rate), and 3-month Euribor rate, as applicable, for the interest rate swaps outstanding as of June 30, 2022 and 2021, would increase our annual interest expense by approximately $35 million and $37 million, respectively.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. We generated approximately $704 million and $696 million during the three months and $1,408 million and $1,337 million during the six months ended June 30, 2022 and 2021, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Brazilian Real, Australian Dollar and Indian Rupee. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three months ended June 30,		Six months ended June 30,
Currency	2022	2021	2022	2021
Pound Sterling	$45	$44	$88	$82
Euro	7	8	14	18
Real	4	3	8	6
Rupee	3	3	5	5
Australian Dollar	3	2	6	5
Total increase or decrease	$62	$60	$121	$116

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

Part II: OTHER INFORMATION

Item 1A. Risk Factors

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, for a detailed discussion of risk factors affecting the Company. There have been no material changes in the risk factors described therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended June 30, 2022:

				Maximum number
				of shares that
			Total cost of shares	may yet be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased (1)	Average price	plans or programs (1)	programs (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
April 1-30, 2022	2.9	$102.73	$300.0	82.5
May 1-31 2022	—	$—	—	82.5
June 1-30, 2022	—	$—	—	82.5
	2.9		$300.0

(1)In January 2021, our Board of Directors approved a new share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new share repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the new share repurchase program, approximately 82.5 million shares remain available for repurchases as of June 30, 2022.

Item 5. Other Information

On August 4, 2022, Fidelity National Information Services, Inc. (“Company”) announced that James W. Woodall will step down from his position as Corporate Executive Vice President and Chief Financial Officer, effective November 4, 2022, after over 14 years of distinguished service with the Company. Mr. Woodall joined the Company in 2008 and has been the Chief Financial Officer since 2013. The Company also announced the promotion of its Deputy Chief Financial Officer, Erik Hoag, to succeed Mr. Woodall as Corporate Executive Vice President and Chief Financial Officer, effective November 4, 2022.
Mr. Hoag, age 49, is a 14-year veteran with the Company, who has been instrumental in helping chart the Company’s course through a transformational period of modernization and growth, developing the financial strategy and planning behind several significant mergers, acquisitions and long-term capital spending and investment programs.

Prior to joining the Company, Mr. Hoag held multiple leadership roles in the finance sector including positions at Bank of America, Sun Trust and HSBC. He has also served as a board member of Capco and Reliance Trust.

Mr. Hoag holds dual Bachelor of Science degrees from Florida State University in both finance and economics. He is active in the community as a trustee of Jacksonville’s Museum of Science & History (MOSH) and a member of the University of North Florida’s Business Advisory Council.

In connection with Mr. Woodall's transition, on August 1, 2022, Mr. Woodall and the Company entered into a Transition Agreement (the “Transition Agreement”), pursuant to which Mr. Woodall will provide transition services on a part-time basis with the title of Chief Financial Officer Emeritus from November 4, 2022 (the “Transition Date”) through March 31, 2025 (the “Transition Period”) in order to ensure a smooth transition of the Chief Financial Officer responsibilities. During the Transition Period, Mr. Woodall will be paid a fixed amount of $20,834 per month ($250,000 per year). His transition services during the Transition Period will include supporting Mr. Hoag’s transition into the Chief Financial Officer role (including with respect to quarterly earnings preparation, budgeting, preparation for board meetings and investors calls), serving on the board of directors or managers of up to four of the Company’s subsidiaries, as designated by the Chairman of the Company’s Board of Directors, and acting as a strategic adviser to the Chairman of the Company’s Board of Directors, with his time commitment with respect to such services not to exceed 20% of the average level of services he performed over the 36-month period immediately preceding the Transition Date.

During the Transition Period, if Mr. Woodall’s employment is terminated for any reason, he will be eligible for continued vesting of any unvested equity awards in accordance with the terms of, and dates specified in, the applicable grant agreements, in each case, subject to his (or his personal representative’s or beneficiary’s, as applicable) execution and non-revocation of the Company’s standard form of a general release of claims and his compliance with the restrictive covenants in the applicable grant agreements and his employment agreement. If such termination of Mr. Woodall’s employment was by the Company for a reason other than “cause” or his death or disability, all of his outstanding stock options that are then vested or that vest following the termination date in accordance with the terms of, and dates specified in, the applicable grant agreements will remain exercisable until the expiration date set forth in the applicable grant agreements, while in all other termination scenarios, such options will remain exercisable for 90 days following the effective date of termination or for 90 days following the date such options vest, whichever is earlier. In addition, if Mr. Woodall’s employment is terminated during the Transition Period due to his death or disability, subject to his (or his personal representative’s or beneficiary’s, as applicable) execution and non-revocation of the Company’s standard form of a general release of claims, he will receive a lump sum amount equal to three months’ salary ($62,502 in total).

In connection with the contemplated transition upon the Transition Date, the Compensation Committee of the Board of Directors determined that the payment of certain benefits under his employment agreement with the Company was warranted, including the right to receive severance payments and continued vesting of any equity awards that are unvested as of the Transition Date. Such severance payments and benefits consist of: (i) a lump sum amount representing 200% of the sum of Mr. Woodall’s annual base salary in effect immediately prior to the Transition Date, and the highest annual bonus paid to him by the Company within the three years preceding the Transition Date (or if higher, the target annual bonus in 2022); (ii) a lump sum amount representing the sum of 36 months’ medical and dental COBRA premiums based on the level of coverage in effect on the Transition Date and 36 months’ life insurance premiums based on the monthly premiums that would be due assuming conversion of the Company’s life insurance coverage in effect on the Transition Date into an individual policy; (iii) contingent upon the Company’s achievement of the financial targets set by the Compensation Committee for fiscal year 2022 under the Company’s Annual Bonus Plan, a pro-rated annual bonus based upon the actual annual bonus that would have been earned by him for fiscal year 2022, multiplied by the number of days in the 2022 calendar year preceding the Transition Date over 365; and (iv) subject to his payment of full monthly premiums for COBRA coverage, continued medical and dental coverage on the same basis as provided to the active executives and their dependents until the earlier of 18 months after the Transition Date and the date he becomes eligible for medical and dental coverage with a subsequent employer. The Company’s obligation to provide the benefits under the employment agreement is contingent on Mr. Woodall’s execution and non-revocation of the Company’s standard form of a general release of claims against the Company within 60 days of the Transition Date and his compliance with the restrictive covenants in the applicable grant agreements and his employment agreement. In addition, if he remains employed until the end of the Transition Period, he will be eligible for benefits under the Company’s Qualified Retirement Equity Program, subject to Mr. Woodall’s execution and non-revocation of the Company’s standard form of a general release of claims against the Company within 60 days following the end of the Transition Period and his compliance with the restrictive covenants in the applicable grant agreements and his employment agreement.

The foregoing description of the Transition Agreement does not purport to be complete and is qualified in its entirety by reference to the Transition Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.1	Transition Agreement, dated August 1, 2022, by and between Fidelity National Information Services, Inc. and James W. Woodall. (1)					*
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 4, 2022	By:	/s/ JAMES W. WOODALL
James W. Woodall
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 4, 2022	By:	/s/ THOMAS K. WARREN
Thomas K. Warren
Chief Accounting Officer (Principal Accounting Officer)