Form 10-Q
period 2022-09-30
Fidelity National Information Services, Inc.
filed 2022-11-04
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No. 001-16427
_______________________________________________
Fidelity National Information Services, Inc.
(Exact name of registrant as specified in its charter)

Georgia		37-1490331
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

347 Riverside Avenue
Jacksonville	Florida	32202
(Address of principal executive offices)		(Zip Code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of November 2, 2022, 593,379,456 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2022

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,932	$2,010
Settlement assets	4,359	4,020
Trade receivables, net of allowance for credit losses of $78 and $76, respectively	3,373	3,772
Other receivables	293	355
Prepaid expenses and other current assets	636	551
Total current assets	10,593	10,708
Property and equipment, net	839	949
Goodwill	51,014	53,330
Intangible assets, net	9,200	11,539
Software, net	3,131	3,299
Other noncurrent assets	2,549	2,137
Deferred contract costs, net	991	969
Total assets	$78,317	$82,931
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$2,476	$2,864
Settlement payables	5,076	5,295
Deferred revenue	712	779
Short-term borrowings	2,422	3,911
Current portion of long-term debt	2,985	1,617
Total current liabilities	13,671	14,466
Long-term debt, excluding current portion	13,509	14,825
Deferred income taxes	3,691	4,193
Other noncurrent liabilities	1,931	1,915
Total liabilities	32,802	35,399

Redeemable noncontrolling interest	178	174
Equity:
FIS stockholders’ equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding as of September 30, 2022, and December 31, 2021	—	—
Common stock $0.01 par value, 750 shares authorized, 629 and 625 shares issued as of September 30, 2022, and December 31, 2021, respectively	6	6
Additional paid in capital	46,726	46,466
Retained earnings	2,673	2,889
Accumulated other comprehensive earnings (loss)	(392)	252
Treasury stock, $0.01 par value, 31 and 16 common shares as of September 30, 2022, and December 31, 2021, respectively, at cost	(3,685)	(2,266)
Total FIS stockholders’ equity	45,328	47,347
Noncontrolling interest	9	11
Total equity	45,337	47,358
Total liabilities, redeemable noncontrolling interest and equity	$78,317	$82,931
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenue	$3,604	$3,507	$10,814	$10,205
Cost of revenue	2,148	2,178	6,624	6,431
Gross profit	1,456	1,329	4,190	3,774
Selling, general, and administrative expenses	977	989	3,093	2,972
Asset impairments	17	202	104	202
Operating income	462	138	993	600
Other income (expense):
Interest expense, net	(76)	(46)	(166)	(169)
Other income (expense), net	(41)	110	51	(58)
Total other income (expense), net	(117)	64	(115)	(227)
Earnings before income taxes and equity method investment earnings (loss)	345	202	878	373
Provision (benefit) for income taxes	91	41	223	246
Equity method investment earnings (loss)	—	—	—	6
Net earnings	254	161	655	133
Net (earnings) loss attributable to noncontrolling interest	(5)	(3)	(9)	(7)
Net earnings attributable to FIS common stockholders	$249	$158	$646	$126

Net earnings per share-basic attributable to FIS common stockholders	$0.41	$0.26	$1.06	$0.20
Weighted average shares outstanding-basic	605	613	608	618
Net earnings per share-diluted attributable to FIS common stockholders	$0.41	$0.26	$1.06	$0.20
Weighted average shares outstanding-diluted	607	619	611	623
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(In millions)
(Unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021

Net earnings		$254		$161		$655		$133
Other comprehensive earnings (loss), before tax:
Unrealized gain (loss) on derivatives	$—		$—		$—		$9
Foreign currency translation adjustments	(86)		(59)		(459)		256
Other adjustments	6		1		11		2
Other comprehensive earnings (loss), before tax	(80)		(58)		(448)		267
Provision for income tax (expense) benefit related to items of other comprehensive earnings	(112)		(35)		(196)		(168)
Other comprehensive earnings (loss), net of tax	$(192)	(192)	$(93)	(93)	$(644)	(644)	$99	99
Comprehensive earnings		62		68		11		232
Net (earnings) loss attributable to noncontrolling interest		(5)		(3)		(9)		(7)
Comprehensive earnings attributable to FIS common stockholders		$57		$65		$2		$225
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and nine months ended September 30, 2022
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, June 30, 2022	628	(20)	$6	$46,634	$2,709	$(200)	$(2,643)	$9	$46,515
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	39	—	—	—	—	39
Purchases of treasury stock	—	(11)	—	—	—	—	(1,021)	—	(1,021)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(21)	—	(21)
Stock-based compensation	—	—	—	53	—	—	—	—	53
Cash dividends declared ($0.47 per share per quarter) and other distributions	—	—	—	—	(285)	—	—	(2)	(287)
Net earnings	—	—	—	—	249	—	—	2	251
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(192)	—	—	(192)
Balances, September 30, 2022	629	(31)	$6	$46,726	$2,673	$(392)	$(3,685)	$9	$45,337

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2021	625	(16)	$6	$46,466	$2,889	$252	$(2,266)	$11	$47,358
Issuance of restricted stock	4	—	—	5	—	—	—	—	5
Exercise of stock options	—	—	—	57	—	—	—	—	57
Purchases of treasury stock	—	(14)	—	—	—	—	(1,321)	—	(1,321)
Treasury shares held for taxes due upon exercise of stock awards	—	(1)	—	—	—	—	(98)	—	(98)
Stock-based compensation	—	—	—	198	—	—	—	—	198
Cash dividends declared ($0.47 per share per quarter) and other distributions	—	—	—	—	(862)	—	—	(7)	(869)
Net earnings	—	—	—	—	646	—	—	5	651
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(644)	—	—	(644)
Balances, September 30, 2022	629	(31)	6	46,726	2,673	(392)	(3,685)	9	45,337
(1)Excludes redeemable noncontrolling interest that is not considered equity.

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and nine months ended September 30, 2021
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, June 30, 2021	625	(7)	$6	$46,274	$2,921	$249	$(1,058)	$12	$48,404
Issuance of restricted stock	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	12	—	—	—	—	12
Purchases of treasury stock	—	(9)	—	—	—	—	(1,196)	—	(1,196)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(9)	—	(9)
Stock-based compensation	—	—	—	80	—	—	—	—	80
Cash dividends declared ($0.39 per share per quarter) and other distributions	—	—	—	—	(239)	—	—	(3)	(242)
Net earnings	—	—	—	—	158	—	—	3	161
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(93)	—	—	(93)
Balances, September 30, 2021	625	(16)	$6	$46,366	$2,840	$156	$(2,263)	$12	$47,117

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2020	621	(1)	$6	$45,947	$3,440	$57	$(150)	$13	$49,313
Issuance of restricted stock	4	—	—	1	—	—	—	—	1
Exercise of stock options	—	—	—	98	—	—	—	—	98
Purchases of treasury stock	—	(15)	—	—	—	—	(1,996)	—	(1,996)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(117)	—	(117)
Stock-based compensation	—	—	—	320	—	—	—	—	320
Cash dividends declared ($0.39 per share per quarter) and other distributions	—	—	—	—	(726)	—	—	(7)	(733)
Net earnings	—	—	—	—	126	—	—	6	132
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	99	—	—	99
Balances, September 30, 2021	625	(16)	$6	$46,366	$2,840	$156	$(2,263)	$12	$47,117
(1)Excludes redeemable noncontrolling interest that is not considered equity.

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$655	$133
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,920	2,981
Amortization of debt issuance costs	23	22
Asset impairments	104	202
Loss (gain) on sale of businesses, investments and other	(13)	(233)
Loss on extinguishment of debt	—	528
Stock-based compensation	198	320
Deferred income taxes	(519)	(35)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	161	(229)
Settlement activity	(38)	575
Prepaid expenses and other assets	(250)	(350)
Deferred contract costs	(314)	(323)
Deferred revenue	(59)	(12)
Accounts payable, accrued liabilities and other liabilities	(70)	118
Net cash provided by operating activities	2,798	3,697

Cash flows from investing activities:
Additions to property and equipment	(216)	(193)
Additions to software	(867)	(684)
Settlement of net investment hedge cross-currency interest rate swaps	684	(24)
Net proceeds from sale of businesses and investments	12	370
Other investing activities, net	219	(66)
Net cash provided by (used in) investing activities	(168)	(597)

Cash flows from financing activities:
Borrowings	50,006	40,569
Repayment of borrowings and other financing obligations	(49,349)	(40,644)
Debt issuance costs	(23)	(74)
Net proceeds from stock issued under stock-based compensation plans	53	87
Treasury stock activity	(1,390)	(2,113)
Dividends paid	(858)	(724)
Other financing activities, net	(329)	(138)
Net cash provided by (used in) financing activities	(1,890)	(3,037)

Effect of foreign currency exchange rate changes on cash	(782)	(57)
Net increase (decrease) in cash, cash equivalents and restricted cash	(42)	6
Cash, cash equivalents and restricted cash, beginning of period	4,283	4,030
Cash, cash equivalents and restricted cash, end of period	$4,241	$4,036

Supplemental cash flow information:
Cash paid for interest	$311	$370
Cash paid for income taxes	$664	$272
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

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The inputs into management's critical and significant accounting estimates consider the economic impact of higher rates of inflation, slower economic growth and the outbreak of the novel coronavirus ("COVID-19") and the subsequently declared COVID-19 pandemic ("the pandemic") by the World Health Organization on March 11, 2020. The extent to which the pandemic further affects our results of operations and financial position will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic and any recurrence or new strain of COVID-19, its severity, the success of vaccines or other actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Accordingly, our future results could be materially affected by changes in our estimates.

Certain reclassifications have been made in the 2021 consolidated financial statements to conform to the classifications used in 2022. Amounts in tables in the financial statements and accompanying footnotes may not sum or calculate due to rounding.

(2)       Acquisitions

Payrix Acquisition

On December 23, 2021, FIS acquired 100% of the equity of Payrix Holdings, LLC, and subsidiaries ("Payrix"), previously a privately held fintech company that specializes in embedding and monetizing payments in SaaS platforms to serve the eCommerce needs of small- to medium-sized businesses through a global card-not-present offering. The acquisition was accounted for as a business combination. We recorded an allocation of the $777 million purchase price, primarily paid in cash, to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, consisting primarily of $131 million in software assets and $631 million in total goodwill.

(3)       Revenue

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue. The tables also include a reconciliation of the disaggregated revenue with the Company's reportable segments.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended September 30, 2022 (in millions):

			Capital
	Banking	Merchant	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,416	$845	$409	$59	$2,729
All others	264	335	262	14	875
Total	$1,680	$1,180	$671	$73	$3,604

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,244	$1,151	$336	$66	$2,797
Software maintenance	85	1	128	—	214
Other recurring	55	20	24	—	99
Total recurring	1,384	1,172	488	66	3,110

Software license	60	7	75	—	142
Professional services	150	—	107	1	258
Other non-recurring fees	86	1	1	6	94
Total	$1,680	$1,180	$671	$73	$3,604

For the three months ended September 30, 2021 (in millions):

			Capital
	Banking	Merchant	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,369	$803	$398	$50	$2,620
All others	241	358	256	32	887
Total	$1,610	$1,161	$654	$82	$3,507

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,200	$1,121	$297	$77	$2,695
Software maintenance	90	1	128	—	219
Other recurring	47	22	23	3	95
Total recurring	1,337	1,144	448	80	3,009

Software license	28	5	91	—	124
Professional services	151	—	115	1	267
Other non-recurring fees	94	12	—	1	107
Total	$1,610	$1,161	$654	$82	$3,507

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2022 (in millions):

			Capital
	Banking	Merchant	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$4,248	$2,586	$1,184	$173	$8,191
All others	740	1,009	808	66	2,623
Total	$4,988	$3,595	$1,992	$239	$10,814

Type of Revenue:
Recurring revenue:
Transaction processing and services	$3,740	$3,515	$982	$209	$8,446
Software maintenance	259	2	386	1	648
Other recurring	157	66	72	1	296
Total recurring	4,156	3,583	1,440	211	9,390

Software license	112	9	222	—	343
Professional services	444	—	326	4	774
Other non-recurring fees	276	3	4	24	307
Total	$4,988	$3,595	$1,992	$239	$10,814

For the nine months ended September 30, 2021 (in millions):

			Capital
	Banking	Merchant	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$4,028	$2,323	$1,137	$165	$7,653
All others	701	980	771	100	2,552
Total	$4,729	$3,303	$1,908	$265	$10,205

Type of Revenue:
Recurring revenue:
Transaction processing and services	$3,533	$3,217	$877	$240	$7,867
Software maintenance	267	2	382	1	652
Other recurring	125	63	72	9	269
Total recurring	3,925	3,282	1,331	250	8,788

Software license	74	7	232	—	313
Professional services	444	—	335	3	782
Other non-recurring fees	286	14	10	12	322
Total	$4,729	$3,303	$1,908	$265	$10,205

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Contract Balances

The Company recognized revenue of $120 million and $106 million during the three months and $619 million and $614 million during the nine months ended September 30, 2022 and 2021, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2022, approximately $22.5 billion of revenue is estimated to be recognized in the future primarily from the Banking Solutions and Capital Market Solutions segments' remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 30% of the Banking Solutions and Capital Market Solutions segments' remaining performance obligations over the next 12 months, approximately another 21% over the next 13 to 24 months, and the balance thereafter.

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

(4)       Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

The Company records restricted cash in captions other than Cash and cash equivalents in the consolidated balance sheets. The reconciliation between Cash and cash equivalents in the consolidated balance sheets and Cash, cash equivalents and restricted cash per the consolidated statements of cash flows is as follows (in millions):

	September 30, 2022	December 31, 2021
Cash and cash equivalents on the consolidated balance sheets	$1,932	$2,010
Merchant float (in Settlement assets)	2,309	2,273
Total Cash and cash equivalents and restricted cash per the consolidated statements of cash flows	$4,241	$4,283

Settlement Assets and Payables

The principal components of the Company's settlement assets and payables on the consolidated balance sheets are as follows (in millions):

	September 30, 2022	December 31, 2021
Settlement assets
Settlement deposits	$462	$530
Merchant float	2,309	2,273
Settlement receivables	1,588	1,217
Total Settlement assets	$4,359	$4,020

Settlement payables	$5,076	$5,295

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Allowance for Credit Losses

The Company monitors trade receivable balances and contract assets as well as other receivables and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events such as higher inflation and interest rates and slower economic growth. The allowance for credit losses is separate from the chargeback liability described in Note 8.

While the COVID-19 pandemic did not result in a significant increase in the Company's expected credit loss allowance recorded as of September 30, 2022, and December 31, 2021, it is reasonably possible that future developments related to the economic impact of the COVID-19 pandemic could have a material impact on management's estimates.

Property and Equipment, Intangible Assets and Software

The following table provides details of Property and equipment, Intangible assets and Software as of September 30, 2022, and December 31, 2021 (in millions):

	September 30, 2022			December 31, 2021
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Intangible assets	$17,823	$8,623	$9,200	$18,919	$7,380	$11,539
Property and equipment	$2,311	$1,472	$839	$2,520	$1,571	$949
Software	$6,402	$3,271	$3,131	$6,195	$2,896	$3,299
As of September 30, 2022, Intangible assets, net of amortization, includes $8,919 million of customer relationships and $281 million of trademarks and other intangible assets. Amortization expense with respect to Intangible assets was $534 million and $595 million for the three months and $1,636 million and $1,789 million for the nine months ended September 30, 2022 and 2021, respectively.

Depreciation expense for property and equipment was $56 million and $62 million for the three months and $192 million and $195 million for the nine months ended September 30, 2022 and 2021, respectively.

Amortization expense with respect to software was $261 million and $303 million for the three months and $822 million and $758 million for the nine months ended September 30, 2022 and 2021, respectively. During the three and nine months ended September 30, 2022 and 2021, the Company recorded $31 million and $83 million and $140 million and $83 million, respectively, of incremental software amortization expense resulting from the Company's platform modernization. Platform modernization includes sunsetting certain technology platforms, which resulted in shortened estimated useful lives and accelerated amortization methods primarily impacting the associated assets over approximately three years, beginning in the third quarter of 2021.

Impairments

For the three months ended September 30, 2022, the $17 million of impairments were primarily related to certain software rendered obsolete by platform modernization. For the nine months ended September 30, 2022, the Company also recorded $58 million of impairments primarily related to real estate-related assets as a result of office space reductions and $29 million of impairments primarily related to a non-strategic business. During the three and nine months ended September 30, 2021, the Company recorded $202 million of asset impairments for certain software and deferred contract cost assets resulting from the Company's platform modernization initiatives.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Goodwill

Changes in goodwill during the three months ended September 30, 2022, are summarized below (in millions).

			Capital	Corporate
	Banking	Merchant	Market	And
	Solutions	Solutions	Solutions	Other	Total
Balance, December 31, 2021	$12,244	$36,403	$4,663	$20	$53,330
Foreign currency adjustments	(66)	(2,108)	(153)	—	(2,327)
Goodwill attributable to acquisitions	—	11	—	—	11
Balance, September 30, 2022	$12,178	$34,306	$4,510	$20	$51,014

We assess goodwill for impairment on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. We evaluated if events and circumstances as of September 30, 2022, indicated potential impairment of our reporting units. We performed a qualitative assessment by examining factors most likely to affect our reporting units' fair values and considered the impact to our business from the COVID-19 pandemic and macroeconomic conditions. The factors examined involve significant use of management judgment and included, among others, (1) forecast revenue, growth rates, operating margins, and capital expenditures used to calculate estimated future cash flows, (2) future economic and market conditions and (3) FIS' market capitalization. Based on our interim impairment assessment as of September 30, 2022, we concluded that it remained more likely than not that the fair value continues to exceed the carrying amount for each of our reporting units; therefore, goodwill was not impaired.

However, it is reasonably possible that macroeconomic conditions, including rates of economic growth, inflation and interest, and foreign currency movements, in addition to any further economic impact of the COVID-19 pandemic on our Merchant Solutions business, could have a material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment and could result in future goodwill impairment.

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

In the third quarter of 2022, Visa Inc. released a portion of the aforementioned preferred stock which was then converted into common stock. The Company sold the common stock for $269 million and paid to the former Legacy Worldpay owners 90% of the net-of tax proceeds and net-of-tax dividends received since the previous conversion, totaling $186 million paid in the third quarter of 2022 and $14 million subsequently paid in the fourth quarter of 2022. The sale of stock and related third-quarter payment to the former Legacy Worldpay owners were recorded as a reduction of the CVR-related assets and CVR liability, respectively, as of September 30, 2022, and are reflected as Other investing activities, net and Other financing activities, net, respectively on the consolidated statement of cash flows for the nine months ended September 30, 2022.

The Company has elected the fair value option under ASC 825, Financial Instruments ("ASC 825"), for measuring its preferred stock asset and CVR liability. The fair value of the preferred stock was $39 million and $197 million at September 30, 2022 and December 31, 2021, respectively, recorded in Other noncurrent assets on the consolidated balance sheets. The fair value of the CVR liability was $341 million at September 30, 2022, with $14 million recorded as Accounts payable, accrued and other liabilities related to amounts owed to the former Legacy Worldpay owners at September 30, 2022, in connection with the preferred stock that was released, converted and sold in the third quarter and $327 million recorded as Other noncurrent liabilities for the remaining preferred stock and cash consideration component. The fair value of the CVR liability was $478 million at December 31, 2021, recorded in Other noncurrent liabilities on the consolidated balance sheets. Pursuant to ASC 825, the Company remeasures the fair value of the preferred stock and CVR liability each reporting period. The net change in fair value was $14 million and $(3) million for the three months ended and $63 million and $12 million for the nine months ended

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2022 and 2021, respectively, recorded in Other income (expense), net on the consolidated statements of earnings (loss).

Equity Security Investments

The Company holds various equity securities without readily determinable fair values that primarily represent strategic investments made through our FIS Impact Ventures program as well as investments obtained through acquisitions. Such investments totaled $463 million and $358 million at September 30, 2022, and December 31, 2021, respectively, and are included within Other noncurrent assets on the consolidated balance sheets. The Company accounts for these investments at cost, less impairment, and adjusts the carrying values for observable price changes from orderly transactions for identical or similar investments of the same issuer. The Company records gains and losses on these investments, realized and unrealized, as Other income (expense), net on the consolidated statements of earnings (loss) and recorded net gains of $5 million and $126 million for the three months and $52 million and $214 million for the nine months ended September 30, 2022 and 2021, respectively, related to these investments.

(5)       Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of September 30, 2022, and December 31, 2021, consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Contract costs on implementations in progress	$180	$218
Contract origination costs on completed implementations, net	567	553
Contract fulfillment costs on completed implementations, net	244	198
Total Deferred contract costs, net	$991	$969

Amortization of deferred contract costs on completed implementations was $81 million and $97 million during the three months and $269 million and $240 million during the nine months ended September 30, 2022 and 2021, respectively.

The Company recorded $8 million and $19 million during the three months and $36 million and $19 million during the nine months ended September 30, 2022 and 2021, respectively, of incremental amortization expense related to deferred contract costs resulting from the Company's platform modernization. During the three and nine months ended September 30, 2021, the Company recorded $58 million of deferred contract cost asset impairments resulting from the Company's Platform initiatives, as also discussed in Note (3).

(6)       Debt

Long-term debt as of September 30, 2022, and December 31, 2021, consisted of the following (in millions):

	September 30, 2022
		Weighted
		Average
	Interest	Interest		September 30,	December 31,
	Rates	Rate (1)	Maturities	2022	2021
Fixed Rate Notes
Senior USD Notes	0.4% - 5.6%	3.2%	2023 - 2052	$9,409	$6,909
Senior Euro Notes	0.1% - 3.0%	1.2%	2022 - 2039	6,614	7,656
Senior GBP Notes	2.3% - 3.4%	4.2%	2029 - 2031	1,030	1,655
Revolving Credit Facility (2)		4.3%	2026	164	325
Other (3)				(723)	(103)
Total long-term debt, including current portion				16,494	16,442
Current portion of long-term debt				(2,985)	(1,617)
Long-term debt, excluding current portion				$13,509	$14,825

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

Short-term borrowings as of September 30, 2022, and December 31, 2021, consisted of the following (in millions):

	September 30, 2022
	Weighted
	Average
	Interest		September 30,	December 31,
	Rate	Maturities	2022	2021
Euro-commercial paper notes ("ECP Notes")	0.8%	Up to 183 days	$1,488	$1,723
U.S. commercial paper notes ("USCP Notes")	3.5%	Up to 397 days	934	2,087
Other			—	101
Total Short-term borrowings			$2,422	$3,911

As of September 30, 2022, the weighted average interest rate of the Company's outstanding debt was 2.0%, including the impact of interest rate swaps (see Note 7).

The following summarizes the aggregate maturities of our long-term debt, including other financing obligations for certain hardware and software, based on stated contractual maturities, excluding the fair value of the interest rate swaps (see Note 7) and net unamortized non-cash bond discounts of $(678) million as of September 30, 2022 (in millions):

Total
2022 remaining period	$989
2023	2,010
2024	1,996
2025	618
2026	1,420
Thereafter	10,246
Total principal payments	17,279
Debt issuance costs, net of accumulated amortization	(107)
Total long-term debt	$17,172

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On March 2, 2021, FIS completed the issuance and sale of Senior USD Notes with an aggregate principal amount of $5.5 billion with interest rates ranging from 0.4% to 3.1% and maturities ranging from 2023 to 2041 ("new Senior USD Notes"). A portion of the proceeds from the debt issuance was used to purchase and redeem certain Senior Notes as discussed above, with the remaining proceeds used to repay a portion of our commercial paper notes. The new Senior USD Notes are subject to customary covenants, including, among others, customary events of default. The new Senior USD Notes also include redemption provisions at the option of FIS, similar to the other Senior Notes.

Revolving Credit Facility

On March 2, 2021, FIS entered into an amendment to the Revolving Credit Facility agreement to amend certain covenant provisions, revise lender commitments for certain counterparties, and extend the scheduled maturity date to March 2, 2026. As of September 30, 2022, the borrowing capacity under the Revolving Credit Facility was $2,914 million (net of $2,422 million of capacity backstopping our commercial paper notes).

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $2,040 million and $570 million higher than the carrying value, excluding the fair value of the interest rate swaps and unamortized discounts, as of September 30, 2022, and December 31, 2021, respectively.

(7)       Financial Instruments

Fair Value Hedges

The Company holds interest rate swaps with aggregate notional amounts of $1,854 million, £925 million and €500 million at each of September 30, 2022, and December 31, 2021, converting the interest rate exposure on certain of the Company's Senior USD Notes, Senior GBP Notes and Senior Euro Notes, as applicable, from fixed to variable. These swaps are designated as fair value hedges for accounting purposes with a net liability fair value of $639 million and $85 million reflected as a decrease in the long-term debt balance at September 30, 2022, and December 31, 2021, respectively (see Note 6).

Net Investment Hedges

The purpose of the Company's net investment hedges, as discussed below, is to reduce the volatility of FIS' net investment value in its Euro- and Pound Sterling-denominated operations due to changes in foreign currency exchange rates.

The Company recorded net investment hedge aggregate gain (loss) for the change in fair value as Foreign currency translation adjustments and related income tax (expense) benefit within Other comprehensive earnings (loss), net of tax, on the consolidated statements of comprehensive earnings (loss) of $983 million and $386 million during the three months and $2,116 million and $678 million during the nine months ended September 30, 2022 and 2021, respectively. The amounts included in Accumulated other comprehensive earnings (loss) (“AOCI”) for the net investment hedges will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations. No ineffectiveness has been recorded on the net investment hedges.

Foreign Currency-Denominated Debt Designations

The Company designates certain foreign currency-denominated debt as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations. As of September 30, 2022, and December 31, 2021, an aggregate €7,848 million and €8,275 million, respectively, was designated as a net investment hedge of the Company's investment in Euro-denominated operations related to Senior Euro Notes with maturities ranging from 2022 to 2039 and ECP Notes. As of September 30, 2022, and December 31, 2021, an aggregate £665 million and £1,193 million, respectively, was designated as a net investment hedge of the Company's Pound Sterling-denominated operations related to the Senior GBP Notes with maturities ranging from 2029 to 2031 at September 30, 2022.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cross-Currency Interest Rate Swap Designations

The Company holds cross-currency interest rate swaps and designates them as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations.

As of September 30, 2022, and December 31, 2021, aggregate notional amounts of €6,343 million and €5,906 million, respectively, were designated as net investment hedges of the Company's investment in Euro-denominated operations, and aggregate notional amounts of £2,386 million and £2,345 million, respectively, were designated as net investment hedges of the Company's Pound Sterling-denominated operations. The cross-currency interest rate swap fair values were net assets of $950 million at September 30, 2022, and net assets of $258 million at December 31, 2021, respectively.

During the nine months ended September 30, 2022, the Company entered into transactions to cash settle existing cross-currency interest rate swaps designated as net investment hedges and received net proceeds of approximately $684 million for the fair values of the cross-currency interest rate swaps as of the termination dates. The proceeds were recorded within investing activities on the consolidated statements of cash flows. Following the settlement of the existing cross-currency interest rate swaps, the Company entered into new cross-currency interest rate swaps at current market terms with similar notional amounts and maturity dates as the settled cross-currency interest rate swaps.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The consolidated balance sheets as of September 30, 2022, and December 31, 2021, include a total liability of $313 million and $451 million, respectively, relating to the TRA.

Chargeback Liability

Through services offered in our Merchant Solutions segment, the Company is exposed to potential losses from merchant-related chargebacks. A chargeback occurs when a dispute between a cardholder and a merchant, including a claim for non-delivery of the product or service by the merchant, is not resolved in favor of the merchant and the transaction is charged back to the merchant resulting in a refund of the purchase price to the cardholder. If the Company is unable to collect this chargeback amount from the merchant due to closure, bankruptcy or other reasons, the Company bears the loss for the refund paid to the cardholder. The risk of chargebacks is typically greater for those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. The economic impact of the COVID-19 pandemic has not resulted in material chargeback losses as of September 30, 2022; however, it is reasonably possible that the Company has incurred or may incur significant losses related to future chargebacks. Due to the unprecedented nature of the pandemic and the numerous current and future uncertainties that may impact any potential chargeback losses, and considering that the Company has no historical experience with similar uncertainties, a reasonable estimate of the possible accrual for future chargeback losses or range of losses cannot be made.

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

(11)     Net Earnings (Loss) per Share

The basic weighted average shares and common stock equivalents for the three and nine months ended September 30, 2022 and 2021, were computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes net earnings (loss) and net earnings (loss) per share attributable to FIS common stockholders for the three and nine months ended September 30, 2022 and 2021 (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net earnings (loss) attributable to FIS common stockholders	$249	$158	$646	$126
Weighted average shares outstanding-basic	605	613	608	618
Plus: Common stock equivalent shares	2	6	3	5
Weighted average shares outstanding-diluted	607	619	611	623
Net earnings (loss) per share-basic attributable to FIS common stockholders	$0.41	$0.26	$1.06	$0.20
Net earnings (loss) per share-diluted attributable to FIS common stockholders	$0.41	$0.26	$1.06	$0.20

Options to purchase approximately 5 million and 1 million shares of our common stock for the three months and 4 million and 1 million for the nine months ended September 30, 2022 and 2021, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

In January 2021, our Board of Directors approved a new share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the new share repurchase program, approximately 71.5 million shares remained available for repurchase as of September 30, 2022.

(12)     Segment Information

FIS reports its financial performance based on the following segments: Banking Solutions, Merchant Solutions, Capital Market Solutions and Corporate and Other. Below is a summary of each segment.

Banking Solutions ("Banking")

The Banking segment is focused on serving financial institutions of all sizes with core processing software, transaction processing software and complementary applications and services, many of which interact directly with core processing software. We sell these solutions and services on either a bundled or stand-alone basis. Clients in this segment include global financial institutions, U.S. regional and community banks, credit unions and commercial lenders, as well as government institutions and other commercial organizations. Banking serves clients in more than 100 countries. We provide our clients integrated solutions characterized by multi-year processing contracts that generate recurring revenue. The predictable nature of cash flows generated from the Banking segment provides opportunities for further investments in innovation, integration, information and security, and compliance in a cost-effective manner.

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

In the Corporate and Other segment, the Company recorded acquisition and integration costs primarily related to the Worldpay acquisition as well as certain other costs, including costs associated primarily with the Company's platform modernization totaling $60 million and $64 million for the three months and $220 million and $64 million for the nine months ended September 30, 2022 and 2021, respectively. These other costs also included incremental amortization expense associated with shortened estimated useful lives and accelerated amortization methods for certain software and deferred contract cost assets resulting from the Company's platform modernization totaling $39 million and $102 million for the three months and $176 million and $102 million for the nine months ended September 30, 2022 and 2021, respectively. Additionally, the Company recorded severance and other termination expenses associated with enterprise cost control initiatives and changes in senior management totaling $17 million and $2 million for the three months and $60 million and $17 million for the nine months ended September 30, 2022 and 2021, respectively. These other costs also included stock-based compensation expense, primarily resulting from one-time performance-related awards, totaling $30 million and $42 million for the three months and $94 million and $114 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2021, the Company also recorded $104 million in accelerated stock compensation expense to reflect the impact of establishing a Qualified Retirement Equity Program that modified unvested equity awards outstanding at January 1, 2021 (see Note 9). For the three and nine months ended September 30, 2021, the Company also recorded other costs related to data center consolidation activities totaling $4 million and $32 million and incremental costs directly related to COVID-19 totaling $14 million and $33 million, respectively. The Corporate and Other segment also includes impairment expense, which for the three months ended September 30, 2022, totaled $17 million primarily related to certain software rendered obsolete by platform modernization. For the nine months ended September 30, 2022, the Company also recorded $58 million of impairments primarily related to real estate-related assets as a result of office space reductions and $29 million of impairments primarily related to a non-strategic business.

Adjusted EBITDA

Adjusted EBITDA is a measure of segment profit or loss that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), equity method investment earnings (loss), and depreciation and amortization, and excludes certain costs and other transactions that management deems non-operational in nature or that otherwise improve the comparability of operating results across reporting periods by their exclusion. The items affecting the segment profit measure generally include the purchase price amortization of acquired intangible assets as well as acquisition, integration and certain other costs and asset impairments. Adjusted EBITDA also excludes incremental and direct costs resulting from the COVID-19 pandemic. These costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments.

Summarized financial information for the Company's segments is shown in the following tables. The Company does not evaluate performance or allocate resources based on segment asset data; therefore, such information is not presented.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended September 30, 2022 (in millions):

			Capital
	Banking	Merchant	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$1,680	$1,180	$671	$73	$3,604
Operating expenses	(1,107)	(708)	(423)	(904)	(3,142)
Depreciation and amortization (including purchase accounting amortization)	148	88	82	614	932
Acquisition, integration and other costs	—	—	—	164	164
Asset impairments	—	—	—	17	17
Adjusted EBITDA	$721	$560	$330	$(36)	$1,575

Adjusted EBITDA					$1,575
Depreciation and amortization					(324)
Purchase accounting amortization					(608)
Acquisition, integration and other costs					(164)
Asset impairments					(17)
Interest expense, net					(76)
Other income (expense), net					(41)
(Provision) benefit for income taxes					(91)
Net earnings attributable to noncontrolling interest					(5)
Net earnings attributable to FIS common stockholders					$249
Capital expenditures	$109	$122	$63	$37	$331
For the three months ended September 30, 2021 (in millions):

			Capital
	Banking	Merchant	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$1,610	$1,161	$654	$82	$3,507
Operating expenses	(1,012)	(647)	(419)	(1,291)	(3,369)
Depreciation and amortization (including purchase accounting amortization)	144	86	81	747	1,058
Acquisition, integration and other costs	—	—	—	187	187
Asset impairments	—	$—	$—	202	202
Adjusted EBITDA	$742	$600	$316	$(73)	$1,585

Adjusted EBITDA					$1,585
Depreciation and amortization					(344)
Purchase accounting amortization					(714)
Acquisition, integration and other costs					(187)
Asset impairments					(202)
Interest expense, net					(46)
Other income (expense), net					110
(Provision) benefit for income taxes					(41)
Net earnings attributable to noncontrolling interest					(3)
Net earnings attributable to FIS common stockholders					$158
Capital expenditures	$94	$74	$47	$50	$265

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2022 (in millions):

			Capital
	Banking	Merchant	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$4,988	$3,595	$1,992	$239	$10,814
Operating expenses	(3,281)	(2,167)	(1,295)	(3,078)	(9,821)
Depreciation and amortization (including purchase accounting amortization)	448	268	258	1,946	2,920
Acquisition, integration and other costs	—	—	—	574	574
Asset impairments	—	—	—	104	104
Adjusted EBITDA	$2,155	$1,696	$955	$(215)	$4,591

Adjusted EBITDA					$4,591
Depreciation and amortization					(1,035)
Purchase accounting amortization					(1,885)
Acquisition, integration and other costs					(574)
Asset impairments					(104)
Interest expense					(166)
Other income (expense), net					51
(Provision) benefit for income taxes					(223)
Net earnings attributable to noncontrolling interest					(9)
Net earnings (loss) attributable to FIS common stockholders					$646
Capital expenditures	$385	$374	$210	$114	$1,083

For the nine months ended September 30, 2021 (in millions):

			Capital
	Banking	Merchant	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$4,729	$3,303	$1,908	$265	$10,205
Operating expenses	(3,041)	(1,927)	(1,259)	(3,378)	(9,605)
Depreciation and amortization (including purchase accounting amortization)	441	263	248	2,029	2,981
Acquisition, integration and other costs	—	—	—	629	629
Asset impairments	—	—	—	202	202
Adjusted EBITDA	$2,129	$1,639	$897	$(253)	$4,412

Adjusted EBITDA					$4,412
Depreciation and amortization					(918)
Purchase accounting amortization					(2,063)
Acquisition, integration and other costs					(629)
Asset impairments					(202)
Interest expense, net					(169)
Other income (expense), net					(58)
(Provision) benefit for income taxes					(246)
Equity method investment earnings (loss)					6
Net earnings attributable to noncontrolling interest					(7)
Net earnings attributable to FIS common stockholders					$126
Capital expenditures	$301	$270	$157	$149	$877

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

Actual results, performance or achievement could differ materially from those contained in these forward-looking statements. The risks and uncertainties to which forward-looking statements are subject include the following, without limitation:

•changes in general economic, business and political conditions, including those resulting from COVID-19 or other pandemics, a recession, intensified international hostilities, acts of terrorism, increased rates of inflation or interest, changes in either or both the U.S. and international lending, capital and financial markets or currency fluctuations;
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

FIS reports its financial performance based on the following segments: Banking Solutions ("Banking"), Merchant Solutions ("Merchant"), Capital Market Solutions ("Capital Markets") and Corporate and Other. A description of our segments is included in Note 12 to the consolidated financial statements. Revenue by segment and the Adjusted EBITDA of our segments are discussed below in Segment Results of Operations. Amounts in tables below may not sum or calculate due to rounding.

Business Trends and Conditions

Our revenue is primarily derived from a combination of technology and processing services, transaction fees, professional services and software license fees. While we are a global company and do business around the world, the majority of our revenue is generated by clients in the U.S. The majority of our international revenue is generated by clients in the U.K., Germany, Australia, Brazil and Canada. In addition, the majority of our revenue has historically been recurring and has been provided under multi-year Banking and Capital Markets contracts that contribute relative stability to our revenue stream. These services, in general, are considered critical to our clients' operations. Although Merchant has a lesser percentage of multi-year contracts, substantially all of our Merchant revenue is recurring, derived from transaction processing fees that fluctuate with the number or value of transactions processed, among other variable measures associated with consumer activity. Professional services revenue is typically non-recurring, though recognition often occurs over time rather than at a point in time. Sales of software licenses are typically non-recurring with point-in-time recognition and are less predictable.

The U.S. and Europe, the two largest geographic areas for our businesses, are experiencing slower economic growth and higher rates of inflation than in recent years. In 2022, we began to experience lengthening sales cycles. We have also experienced increased wages and benefits costs compared to 2021, which management believes is in part due to inflation and in part due to competitive job markets for the skilled employees who support our businesses. We have experienced increases in non-labor-related costs compared to 2021 as well. Given the nature of our varied businesses, the magnitude of future effects of slower economic growth, including elongated sales cycles, and inflation are difficult to predict, although they are expected to adversely affect our results of operations. In 2022, the strengthening of the U.S. dollar has had, and is expected to continue to have, a negative impact on our revenue and earnings, and rising interest rates have also had, and are expected to continue to have, a negative impact on our earnings.

The distribution of vaccines against COVID-19 curtailed the impact of the pandemic in 2021 in many of the larger countries in which we do business, but the timing of a complete recovery remains uncertain as new variants of COVID-19 continue to impact consumer spending. In the fourth quarter of 2021, some governmental restrictions were re-imposed based upon a resurgence of variants of COVID-19 in many areas of the U.S. and Europe, which resulted in an adverse impact on payment volumes and transactions over those anticipated following the easing of restrictions in the prior two quarters. These changes in spending affected our business, results of operations and financial condition throughout 2021; however, the impact has lessened substantially in the first nine months of 2022. The magnitude and duration of any further impacts is not possible to predict.

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

Related-Party Transactions

We are a party to certain historical related party agreements as discussed in Note 10 to the consolidated financial statements.

Consolidated Results of Operations - Comparisons of three- and nine-month periods ended September 30, 2022 and 2021

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(In millions)				(In millions)
Revenue	$3,604	$3,507	$97	3%	$10,814	$10,205	$609	6%
Cost of revenue	(2,148)	(2,178)	30	(1)	(6,624)	(6,431)	(193)	3
Gross profit	1,456	1,329	127	10	4,190	3,774	416	11
Gross profit margin	40%	38%			39%	37%
Selling, general and administrative expenses	(977)	(989)	12	(1)	(3,093)	(2,972)	(121)	4
Asset impairments	(17)	(202)	185	NM	(104)	(202)	98	NM
Operating income	$462	$138	324	235	$993	$600	393	66
Operating margin	13%	4%			9%	6%

NM = Not meaningful

Revenue

Revenue for the three and nine months ended September 30, 2022, increased primarily due to the ramp-up of recent new client wins in Banking, increased Merchant volumes and strong new sales in Capital Markets driving recurring revenue growth. Revenue was negatively impacted by unfavorable foreign currency movements, primarily related to a stronger U.S. Dollar versus the British Pound Sterling and Euro. See Segment Results of Operations below for more detailed explanation.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue for the three months ended September 30, 2022, decreased due to lower intangible asset amortization resulting primarily from foreign currency movements, partially offset by cost inflation, contributing to higher gross profit and gross profit margin. Cost of revenue for the nine month period increased due to the revenue variances noted above, cost inflation and higher incremental amortization expense associated with shortened estimated useful lives and accelerated amortization methods for certain software and deferred contract cost assets resulting from the Company's platform modernization initiatives, partially offset by lower intangible asset amortization resulting primarily from foreign currency movements. Gross profit for the nine months ended September 30, 2022, increased primarily due to revenue variances noted above. Gross profit margin for the nine months ended September 30, 2022, increased primarily due to revenue growth in the Merchant segment and lower intangible asset amortization resulting primarily from foreign currency movements, partially offset by higher incremental amortization expense associated with shortened estimated useful lives and accelerated amortization methods for certain software and deferred contract cost assets resulting from the Company's platform modernization initiatives and by cost inflation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2022, decreased primarily due to lower acquisition, integration and other costs, partially offset by incremental Payrix-related expenses. Selling, general and administrative expenses for the nine months ended September 30, 2022, increased primarily due to higher compensation and Payrix-related expenses. The 2021 nine-month period included accelerated stock compensation expense recorded associated with the establishment of the Qualified Retirement Equity Program that modified our existing stock compensation plans as described in Note 9 to the consolidated financial statements.

Asset Impairments

For the three months ended September 30, 2022, the Company recorded $17M of impairments primarily related to certain software rendered obsolete by the Company's Platform modernization initiatives. For the nine months ended September 30, 2022, the Company also recorded impairments of $58 million related primarily to real estate-related assets as a result of office space reductions and $29 million related primarily to a non-strategic business. For the three and nine months ended September 30, 2021, the Company recorded impairment of certain software and deferred contract cost assets resulting from the aforementioned Company's Platform modernization initiatives.

Operating Income and Operating Margin

The change in operating income for the three and nine months ended September 30, 2022, resulted from the revenue and cost variances noted above. The operating margin for the three and nine months ended September 30, 2022, benefited from lower asset impairments and intangible asset amortization compared to prior-year periods.

Total Other Income (Expense), Net

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2022	2021	Change	Change	2022	2021	Change	Change
Other income (expense):	(In millions)				(In millions)
Interest expense, net	$(76)	$(46)	$(30)	65%	$(166)	$(169)	$3	(2)%
Other income (expense), net	(41)	110	(151)	NM	51	(58)	109	NM
Total other income (expense), net	$(117)	$64	(181)	NM	$(115)	$(227)	112	NM

NM = Not meaningful

The increase in interest expense, net during the three months ended September 30, 2022, was primarily due to higher interest rates on our debt, offset in part by increased interest income and lower outstanding debt throughout the three months ended September 30, 2022. The decrease in interest expense, net during the nine months ended September 30, 2022, was primarily due to increased interest income, offset in part by increased interest expense on refinanced senior notes and our variable rate instruments.

Other income (expense), net includes the net change in fair value of the CVR-related preferred stock and CVR liability of $14 million and $(3) million for the three months ended and $63 million and $12 million for the nine months ended September 30, 2022 and 2021, respectively (see Note 4 to the consolidated financial statements). Other income (expense), net also includes net gains on equity security investments without readily determinable fair values of $5 million and $126 million for the three months and $52 million and $214 million for the nine months ended September 30, 2022 and 2021, respectively (see Note 4 to the consolidated financial statements). Other income (expense), net for the nine months ended September 30, 2021, also includes gain on the sale of our equity ownership interest in Cardinal Holdings of approximately $225 million and loss on extinguishment of debt of approximately $528 million relating to tender premiums, make-whole amounts, and fees; the write-off of unamortized bond discounts and debt issuance costs; and losses on related derivative instruments. The foregoing loss resulted from the debt refinancing activity we undertook in the first quarter of 2021 (see Note 6 to the consolidated financial statements), which substantially reduced our ongoing interest expense on the refinanced principal. This loss was partially offset by fair value adjustments on certain non-operating assets and liabilities and foreign currency transaction remeasurement gains.

Provision (Benefit) for Income Taxes

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(In millions)				(In millions)
Provision (benefit) for income taxes	$91	$41	$50	NM	$223	$246	$(23)	NM
Effective tax rate	26%	20%			25%	66%

NM = Not meaningful

The increase in the effective tax rate for the three months ended September 30, 2022, was primarily due to relative earnings over the comparable 2021 period. The decrease in the effective tax rate for the nine months ended September 30, 2022, was primarily due to the one-time net remeasurement of certain deferred tax liabilities during the second quarter of 2021 due to the increase in the U.K. corporate statutory tax rate from 19% to 25% effective April 1, 2023, enacted on June 10, 2021.

Segment Results of Operations - Comparisons of three- and nine-month periods ended September 30, 2022 and 2021

FIS reports its financial performance based on the following segments: Banking Solutions, Merchant Solutions, Capital
Market Solutions, and Corporate and Other.

Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), equity method investment earnings (loss), depreciation and amortization, and excludes certain costs and other transactions that management deems non-operational in nature or that otherwise improve the comparability of operating results across reporting periods by their exclusion. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. The items affecting the segment profit measure generally include purchase price amortization of acquired intangible assets as well as acquisition, integration and certain other costs and asset impairments. Adjusted EBITDA also excludes incremental and direct costs resulting from the COVID-19 pandemic. These costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments. Financial information, including details of Adjusted EBITDA, for each of our segments is set forth in Note 12 to the consolidated financial statements.

Banking Solutions

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(In millions)				(In millions)
Revenue	$1,680	$1,610	$70	4%	$4,988	$4,729	$259	5%
Adjusted EBITDA	$721	$742	(21)	(3)	$2,155	$2,129	$26	1
Adjusted EBITDA margin	42.9%	46.1%			43.2%	45.0%
Adjusted EBITDA margin basis points change	(320)				(180)

Three months ended September 30:

Revenue increased due to recurring revenue contributing 4% to growth, driven by the recent ramp-up of several large contracts which overcame a 2% reduction due to decline in pandemic-related revenue, and to timing of non-recurring software license sales contributing 2% to growth. Revenue was negatively impacted by foreign currency movements, contributing (2%) to growth primarily related to a stronger U.S. Dollar versus the Euro and the British Pound Sterling.

Adjusted EBITDA and adjusted EBITDA margin decreased primarily due to cost inflation, a reduction in pandemic-related revenue as compared to the prior-year period, and recent onboarding of several large outsourcing contracts.

Nine months ended September 30:

Revenue increased primarily due to recurring revenue contributing 5% to growth, driven by the recent ramp-up of several large contracts which overcame a 1% reduction due to decline in pandemic-related revenue, and non-recurring revenue contributing 1% to growth. Revenue was negatively impacted by foreign currency movements, contributing (1%) to growth primarily related to a stronger U.S. Dollar versus the Euro and the British Pound Sterling.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin decreased primarily due to cost inflation, a reduction in pandemic-related revenue as compared to the prior-year period, and recent onboarding of several large outsourcing contracts.

Merchant Solutions

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(In millions)				(In millions)
Revenue	$1,180	$1,161	$19	2%	$3,595	$3,303	$292	9%
Adjusted EBITDA	$560	$600	(40)	(7)	$1,696	$1,639	57	3
Adjusted EBITDA margin	47.4%	51.7%			47.2%	49.6%
Adjusted EBITDA margin basis points change	(430)				(240)

Three months ended September 30:

Revenue increased primarily due to higher card-not-present volumes, including those related to our recent Payrix acquisition, contributing 6% to growth. Revenue was negatively impacted by unfavorable foreign currency movements, contributing (4%) to growth primarily related to a stronger U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA and adjusted EBITDA margin decreased primarily due to the foreign currency movements referenced above, inflationary cost pressures and accelerated investment in e-commerce and Payrix sales channels to capitalize on developing secular growth trends.

Nine months ended September 30:

Revenue increased primarily due to the global economic recovery from the COVID-19 pandemic, with higher card-present volumes contributing 5% to growth and card-not-present volumes, including those related to our recent Payrix acquisition, contributing 7% to growth. Revenue was negatively impacted by unfavorable foreign currency movements, contributing (3%) to growth primarily related to a stronger U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin decreased primarily due to the foreign currency movements referenced above, inflationary cost pressures and accelerated investment in e-commerce and Payrix sales channels to capitalize on developing secular growth trends.

Capital Market Solutions

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(In millions)				(In millions)
Revenue	$671	$654	$17	3%	$1,992	$1,908	$84	4%
Adjusted EBITDA	$330	$316	14	4	$955	$897	58	6
Adjusted EBITDA margin	49.3%	48.4%			48.0%	47.0%
Adjusted EBITDA margin basis points change	90				100

Three months ended September 30:

Revenue increased primarily due to recurring revenue contributing 8% to growth from strong new sales momentum partially offset by lower non-recurring revenue contributing (2%). Revenue was also negatively impacted by unfavorable foreign currency movements, contributing (3%) to growth primarily related to a stronger U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to continued expense management and operating leverage.

Nine months ended September 30:

Revenue increased primarily due to recurring revenue contributing 7% to growth from strong new sales momentum partially offset by lower non-recurring revenue contributing (1%). Revenue was also negatively impacted by unfavorable foreign currency movements, contributing (2%) to growth primarily related to a stronger U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to continued expense management and operating leverage.

Corporate and Other

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2022	2021	Change	Change	2022	2021	Change	Change
	(In millions)				(In millions)
Revenue	$73	$82	$(9)	(11)%	$239	$265	$(26)	(10)%
Adjusted EBITDA	$(36)	$(73)	37	(51)	$(215)	$(253)	38	(15)

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from certain non-strategic businesses.

Three months ended September 30:

Revenue decreased due to a divestiture of a non-core business in the third quarter of 2022, as well as client attrition in our non-strategic businesses.

Adjusted EBITDA increased primarily due to foreign currency movements impacting corporate and infrastructure expenses, related to a stronger U.S. Dollar versus the British Pound Sterling and Indian Rupee.

Nine months ended September 30:

Revenue decreased primarily due to a divestiture of a non-core business in the third quarter of 2022, as well as client attrition in our non-strategic businesses.

Adjusted EBITDA increased primarily due to foreign currency movements impacting corporate and infrastructure expenses related to a stronger U.S. Dollar versus the British Pound Sterling and Indian Rupee.

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

As of September 30, 2022, the Company had $4,846 million of available liquidity, including $1,932 million of cash and cash equivalents and $2,914 million of capacity available under its Revolving Credit Facility. Approximately $1,189 million of cash and cash equivalents is held by our foreign entities, including amounts related to regulatory requirements. The majority of our domestic cash and cash equivalents relates to settlement payables and net deposits-in-transit, which are typically settled within a few business days. Debt outstanding totaled $18.9 billion, with an effective weighted average interest rate of 2.0%.

We believe that our current level of cash and cash equivalents plus cash flows from operations will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service payments for the next 12 months and the foreseeable future.

We currently expect to continue to pay quarterly dividends. In January 2022, the Board of Directors approved a quarterly dividend increase of 21% to $0.47 per share beginning with the first quarter of 2022. Consistent with our capital allocation strategy, we plan to increase our annual dividend approximately 20% per year over the next several years, as compared to approximately 10% per year increases in recent years, to gradually increase our dividend payout ratio beginning with the quarterly dividend payable in March 2022. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, the duration and impact of the COVID-19 pandemic, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.47 per common share is payable on December 23, 2022, to shareholders of record as of the close of business on December 9, 2022.

In January 2021, our Board of Directors approved a new share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new share repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the new share repurchase program, approximately 71.5 million shares remained available for repurchase as of September 30, 2022.

During 2022, we expect to repurchase shares worth approximately $1.8 billion, including $1.3 billion of shares repurchased in the nine months ended September 30, 2022.

Cash Flows from Operations

Cash flows from operations were $2,798 million and $3,697 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization and other non-cash items. Cash flows from operations decreased $899 million in the 2022 nine-month period primarily due to settlement timing.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for software (purchased and internally developed) and additions to property and equipment. We invested approximately $1,083 million and $877 million in capital expenditures (excluding other financing obligations for certain hardware and software) during the nine-month periods ended September 30, 2022 and 2021, respectively. We expect to continue investing in property and equipment, purchased software and internally developed software to support our business.

During the nine-month period ended September 30, 2022, we received approximately $684 million of net cash reflected as investing activities due to the settlement of existing cross-currency interest rate swaps. See Note 7 to the consolidated financial statements. We received approximately $367 million of cash during the nine months ended September 30, 2021, for the net proceeds from the sale of our equity ownership interest in Cardinal Holdings.

Financing

For more information regarding the Company's debt and financing activity see Note 6 to the consolidated financial statements.

Contractual Obligations

There were no material changes in our contractual obligations through the nine months ended September 30, 2022, in comparison to the table included in our Annual Report on Form 10-K for the year ended December 31, 2021, except as disclosed in Note 6 to the consolidated financial statements.

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

Our fixed rate senior notes (as included in Note 6 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of September 30, 2022. The carrying value, excluding the fair value of the interest rate swaps described below and unamortized discounts, of our senior notes was $17.1 billion as of September 30, 2022. The fair value of our senior notes was approximately $15.0 billion as of September 30, 2022. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, and Revolving Credit Facility (as included in Note 6 to the consolidated financial statements) and the notional amounts of our interest rate swaps designated as fair value hedges (collectively, "variable-rate debt"). At September 30, 2022, our weighted-average cost of debt was 2.0% with a weighted-average maturity of 6 years; 72% of our debt was fixed rate, and the remaining 28% was variable-rate debt, inclusive of fair value adjustments of interest rate swaps. A 100 basis-point increase in the weighted-average interest rate on our variable-rate debt would have increased our annual interest expense by $60 million. We performed the foregoing sensitivity analysis based solely on the outstanding balance of our variable-rate debt as of September 30, 2022. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on the outstanding balance of our variable-rate debt as of September 30, 2021, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $72 million.

As of September 30, 2022, the following interest rate swaps converting the interest rate exposure on certain of our senior notes from fixed to variable were outstanding (in millions):

		Weighted	Weighted
Notional Amount by		Average	Average
Currency	Maturities	Receive Rate	Pay Rate
$1,854	2029 - 2031	2.74%	4.58%
£925	2029 - 2031	3.00%	4.64%
€500	2024	1.10%	0.83%

By entering into the aforementioned swap agreements, we have assumed risks associated with variable interest rates based upon LIBOR, or Daily Compounded SONIA as applicable based on the phase-out of LIBOR rates, or Euribor. Changes in the overall level of interest rates affect the interest expense that we recognize. We designated the interest rate swaps as fair value hedges for accounting purposes as described in Note 7 to the consolidated financial statements. A 100 basis-point increase in the 3-month USD LIBOR rate, Daily Compounded SONIA rate (previously 6-month GBP LIBOR rate), and 3-month Euribor rate, as applicable, for the interest rate swaps outstanding as of September 30, 2022 and 2021, would increase our annual interest expense by approximately $34 million and $37 million, respectively.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. We generated approximately $697 million and $725 million during the three months and $2,104 million and $2,062 million during the nine months ended September 30, 2022 and 2021, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Brazilian Real, Australian Dollar and Indian Rupee. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three months ended September 30,		Nine months ended September 30,
Currency	2022	2021	2022	2021
Pound Sterling	$43	$44	$131	$127
Euro	9	8	24	26
Real	4	4	12	10
Rupee	1	3	7	8
Australian Dollar	3	2	8	6
Total increase or decrease	$60	$61	$182	$177

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended September 30, 2022:

				Maximum number
				of shares that
			Total cost of shares	may yet be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased (1)	Average price	plans or programs (1)	programs (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
July 1-31, 2022	—	$—	$—	82.5
August 1-31 2022	6.3	$98.70	621.0	76.2
September 1-30, 2022	4.7	$84.43	400.0	71.5
	11.0		$1,021.0

(1)In January 2021, our Board of Directors approved a new share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new share repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the new share repurchase program, approximately 71.5 million shares remained available for repurchases as of September 30, 2022.

Item 6. Exhibits

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.1	Amended and Restated Employment Agreement, effective as of October 17, 2022 by and among Fidelity National Information Services, Inc. and Gary A. Norcross. (1)					*
10.2	Amended and Restated Employment Agreement, effective as of October 17, 2022 by and among Fidelity National Information Services, Inc. and Stephanie Ferris. (1)					*
31.1
Certification of Gary A. Norcross, President and Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*
31.2
Certification of Erik Hoag, Corporate Executive Vice President and Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*
32.1
Certification of Gary A. Norcross, President and and Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
32.2
Certification of Erik Hoag, Corporate Executive Vice President and Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 4, 2022	By:	/s/ ERIK HOAG
Erik Hoag
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 4, 2022	By:	/s/ THOMAS K. WARREN
Thomas K. Warren
Chief Accounting Officer (Principal Accounting Officer)