Form 10-K
period 2022-12-31
Fidelity National Information Services, Inc.
filed 2023-02-27
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10-K
________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Jacksonville, Florida 32202
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

As of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by nonaffiliates was $55,312,349,126 based on the closing sale price of $91.67 on that date as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant's common stock, $0.01 par value per share, was 591,935,473 as of February 22, 2023.

The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2022, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
2022 FORM 10-K ANNUAL REPORT

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

FIS is incorporated under the laws of the State of Georgia as Fidelity National Information Services, Inc., and our stock is traded under the trading symbol "FIS" on the New York Stock Exchange.

We have grown both organically and through acquisitions. Organic growth has been driven by a number of factors, including growth of our customers’ businesses, our internal development of new solutions that enhance our client offerings, and our sales and marketing efforts to expand our customer base and addressable markets. Acquisitions have contributed additional solutions that complement or enhance our offerings, diversify our client base, expand our geographic coverage, and provide entry into new and attractive adjacent markets that align with our strategic objectives. We continue to strategically allocate resources to both organic and inorganic growth initiatives to enhance the long-term value of our business.

Competitive Strengths

We believe our competitive strengths include the following:

•Brand. FIS and Worldpay are highly respected brands known globally for innovation and thought leadership in the financial services and merchant sectors.

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

•Excellent and Long-term Relationships with Clients. A significant percentage of our business with our clients relates to solutions provided under multi-year, recurring contracts. The nature of these relationships allows us to develop close partnerships with our clients, resulting in high client retention rates. As the breadth of FIS' service offerings has expanded, we have found that our deep and broad access within our clients' organizations presents greater opportunities for cross-selling and up-selling solutions to our clients.

•Modern and Cloud-based Technologies. FIS leverages the modern architectures of our software applications and our ability to integrate many of our solutions with the solutions of others to provide customized solutions that respond to individualized client needs. We have made significant investment in modernizing our platforms and solutions and in moving our server compute into our private cloud located in our strategic data centers, supplemented by public clouds in certain regions, to increase speed of delivery to clients and increase solution availability to industry-best levels.

•Global Distribution and Scale. We are a global leader in many of the markets we serve, supported by a large, knowledgeable talent pool of employees around the world. Our worldwide presence and global scale enable us to leverage our array of solution offerings, client relationships, and modern infrastructure to drive revenue growth and operating efficiency.

Strategy

Our mission is to deliver superior solutions to our clients and to expand our client base to generate sustained revenue and earnings growth for our shareholders. Our strategy to achieve this goal is built on the following pillars:

•Build, Buy, or Partner to Add Solutions to Win New Clients and Cross-sell to Existing Clients. We continue to invest in organic growth through internal software development as well as through acquisitions and equity investments that complement and extend our existing solutions and capabilities, providing us with additional solutions to cross-sell to existing clients and to capture the interest of new clients. We also partner from time to time with other entities to provide comprehensive offerings to our clients and prospects. By investing in solution innovation, we continue to expand our value proposition to our clients and prospects.
•Support Our Clients Through Innovation. Changing market dynamics, particularly in the areas of digital delivery, information security and regulation, are transforming the way our clients operate, which is driving incremental demand for our integrated solutions built around our intellectual property. As clients and prospects evaluate technology, business process changes and vendor risks, our depth of service capabilities enable us to become involved earlier in their planning and design process and assist them as they manage these changes.

•Drive Efficiency and Scalability. We strive to improve the efficiency of our operations through investments in new technologies, processes and infrastructure modernization. We also leverage a one-to-many operating model to drive high incremental margins on revenue growth, while also providing cost-effective solutions for our clients.

•Expand Distribution. Through our global sales force and strategic commercial partnerships, we drive growth through client additions and through the expansion of existing client relationships in support of our clients' growth ambitions. Our clients across our strategic global markets reach across the size spectrum from large enterprises and financial institutions, including global or multi-national clients, to small businesses and community or regional financial institutions.

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

Our consolidated results generally do not reflect pronounced seasonality. However, revenue and margins for each segment may reflect stronger or weaker quarters given the nature of our solutions offered. The Merchant business, in particular, is historically subject to seasonal fluctuations in revenue as a result of consumer spending patterns, with Merchant revenue and profitability generally strongest in the fourth quarter and weakest in the first quarter.

For information about current trends in market demand, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Trends and Conditions."

Revenue by Segment

The table below summarizes our revenue by reporting segment (in millions):

	2022	2021	2020
Banking Solutions	$6,706	$6,396	$5,944
Merchant Solutions	4,773	4,496	3,767
Capital Market Solutions	2,763	2,624	2,440
Corporate and Other	286	361	401
Total Consolidated Revenue	$14,528	$13,877	$12,552

Banking Solutions ("Banking")

The Banking segment is focused on serving financial institutions of all sizes with core processing software, transaction processing software and complementary applications and services, many of which interact directly with core processing software. We sell these solutions on either a bundled or stand-alone basis. Clients in this segment include global financial institutions, U.S. regional and community banks, credit unions and commercial lenders, as well as government institutions and other commercial organizations. Banking serves clients in more than 100 countries. We provide our clients integrated solutions characterized by multi-year processing contracts that generate recurring revenue. The predictable nature of cash flows generated from the Banking segment provides opportunities for further investments in innovation, integration, information and security, and compliance in a cost-effective manner.

Our solutions in this segment include the following:

•Core Processing and Ancillary Applications. Our core processing software applications are designed to run banking processes for our financial institution clients, including deposit and lending systems, customer management, and other central management systems. Clients use these applications to maintain the primary records of their customer accounts. Our diverse selection of market-focused core processing software applications enables FIS to compete effectively in a wide range of markets. We continue to invest in our core modernization efforts to further differentiate our offerings for the long term. We also offer a number of solutions that are ancillary to the primary applications listed above, including branch automation, back-office support systems and compliance support.

•Digital, including Mobile and Online. Our comprehensive suite of retail and commercial applications enables financial institutions to streamline and integrate customer-facing operations with back-office processes, thereby improving customer experience across channels (e.g., branch, internet, mobile, ATM, and call centers). FIS' focus on real-time consumer access has driven significant market innovation in multi-channel, API-enabled embedded and multi-hosted solutions, underpinned by a strategy that provides tight integration and a seamless customer experience. Our innovative digital banking capabilities are now available to financial institutions of all sizes with continually expanding functionality. Our digital offerings are integrated with core banking platforms offered by FIS and are also offered to customers of non-FIS core systems.

•Fraud, Risk Management and Compliance. Our decision solutions offer a spectrum of options that cover the account lifecycle from helping to identify qualified account applicants to managing existing customer accounts and fraud. Our applications enable Know Your Customer, new account decisioning and opening, account and transaction management, fraud management and collections. Our risk management solutions use our proprietary risk management models and data sources to assist in detecting fraud and assessing the risk of opening a new account. Our systems use a combination of advanced authentication procedures, predictive analytics, artificial intelligence modeling and proprietary and shared databases to assess and detect fraud risk for deposit, card and other transactions for financial institutions.

•Card and Retail Payments. Our card and retail payment technology solutions allow clients to issue VISA®, MasterCard® or other payment network-branded credit and debit cards or other electronic payment cards for use by both consumer and business accounts. Card-based volumes continue to increase, driven by both the number of transactions per month and the value of those transactions. We offer EMV (Europay, MasterCard and Visa) integrated circuit cards, often referred to as chip cards, as well as a variety of stored-value card types and loyalty programs, including our Premium Payback service that allows our financial institutions' customers to use loyalty points at a variety of merchant point-of-sale systems. Our integrated solutions range from card production and activation to processing to an extensive range of fraud management solutions and value-added loyalty programs designed to increase card usage and fee-based revenue for financial institutions and merchants. The majority of our programs are full service, including most of the operations and support necessary for an issuer to operate a credit card program. We do not make credit decisions for our card issuing clients. We are also a leading provider of prepaid card solutions, which include digital cards, gift cards and reloadable cards, with end-to-end solutions for development, processing and administration of stored-value programs, including government benefit programs. Our closed-loop gift card solutions and loyalty programs provide merchants compelling solutions to drive consumer loyalty.

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

•Wealth and Retirement. We provide wealth and retirement solutions that help banks, trust companies, brokerage firms, insurance firms, retirement plan professionals, benefit administrators and independent advisors acquire, service and grow their client relationships. We provide solutions for client acquisition, transaction management, trust accounting and recordkeeping that can be deployed stand-alone, as part of an integrated wealth or retirement platform, or on an outsourced basis.

•Item Processing and Output Solutions. Our item processing solutions furnish financial institutions with the technology needed to capture data from checks, transaction tickets and other items; image and sort items; process exceptions through keying; and perform balancing, archiving and the production of statements. Our item processing services are performed at one of our multiple item processing centers located throughout the U.S. or on-site at client locations. Our extensive solutions include distributed (i.e., non-centralized) data capture, mobile deposit capture, check and remittance processing, fraud detection, and document and report management. Clients encompass banks and corporations of all sizes, from de novo banks to the largest financial institutions and corporations. We offer a number of output solutions that are ancillary to the primary solutions we provide, including print and mail capabilities, document composition software and solutions, and card personalization fulfillment solutions. Our print and mail solutions offer complete computer output solutions for the creation, management and delivery of print and fulfillment needs. We provide our card personalization fulfillment solutions for branded credit cards and branded and non-branded debit and prepaid cards.

Merchant Solutions ("Merchant")

The Merchant segment is focused on serving merchants of all sizes globally, enabling them to accept, authorize and settle electronic payment transactions. Merchant includes all aspects of payment processing, including value-added solutions, such as security, fraud prevention, advanced data analytics, foreign currency management and numerous funding options. Merchant serves clients in over 100 countries. Our Merchant clients are highly diversified, including global enterprises, national retailers and small- to medium-sized businesses ("SMB"). The Merchant segment utilizes broad and varied distribution channels, including direct sales forces and multiple referral partner relationships that provide us with access to new and existing markets.

Our solutions in this segment include the following:

•SMB. Our SMB acquiring solutions primarily focus on North American clients with less than $5 million in annual revenue. We offer these clients payment acceptance through our software partners or direct integration. Distributing our merchant acquiring capabilities through a variety of sales channels enables us to serve a diversity of industry verticals and sub-verticals.

•Enterprise. Our enterprise acquiring solutions primarily focus on enabling both card-present and omni-channel payment acceptance for North American clients with more than $5 million in annual revenue as well as all international clients.

•Global eCommerce. Our global eCommerce solutions primarily provide card-not-present merchant acquiring capabilities to digitally focused merchants that primarily sell their goods and services online. Our platforms enable both domestic and international capabilities, providing a customizable and scalable solution to our clients with best-in-class authorization rates.

On February 13, 2023, we announced our plans to spin off the Merchant business ("Spin-Co"), with the intention to create a new, publicly traded company. We expect the spin-off to be completed within the next 12 months. The proposed spin-off is subject to customary conditions, including final approval by our Board of Directors, receipt of a tax opinion and a private letter ruling from the Internal Revenue Service, the filing and effectiveness of a Form 10 registration statement with the SEC and obtaining of all required regulatory approvals. Through this transaction, FIS shareholders would receive a pro rata distribution of shares of SpinCo stock in a transaction that is expected to be tax-free to FIS and its shareholders for U.S. federal income tax purposes. The actual number of shares to be distributed to FIS shareholders will be determined prior to closing, as will the specific transaction structure. No assurance can be given that a spin-off will in fact occur on our desired timetable or at all. See "Risk Factors—Risks Related to the Planned Spin-Off of our Merchant Business" in Item 1A of this Annual Report and "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions."

Capital Market Solutions ("Capital Markets")

The Capital Markets segment is focused on serving global financial services institutions. Clients in this segment operate in more than 100 countries and include asset managers and servicers, securities brokerage and trading firms, insurers, private equity firms, and other commercial and corporate organizations. Our solutions include a variety of mission-critical applications for recordkeeping, treasury, data and analytics, order management and trading, securities processing and financing, and risk and compliance. Capital Markets clients purchase our solutions in various ways including via a recurring subscription model or software as a service (SaaS) where the technology is cloud-hosted and managed by FIS, licensing and managing technology "in-house," and through business process as a service (BPaaS) relationships, where Capital Markets manages both the software and select managed services for the client. Our long-established relationships with many of these financial and commercial institutions generate significant recurring revenue. We have made, and continue to make, investments in modern platforms and advanced technologies like machine learning, artificial intelligence, and blockchain, as well as open application programming interfaces (APIs) and regulatory technology.

Our solutions in this segment include the following:

•Investment Operations and Data Services. We offer solutions that support institutional investors and asset managers across all asset classes, including private equity, hedge, credit, and traditional, in addition to fund administrators and securities transfer agents. These solutions improve both investment decision making and operational efficiency while managing risk and increasing transparency. Our investment operations solutions support every stage of the investment process, from research and portfolio management to order and position management, valuation, risk management, corporate actions, reconciliation, investment accounting, transfer agency and client reporting.

•Lending. Our lending solutions offer full life-cycle commercial lending functionality from loan origination, commercial credit assessment and customer risk rating to loan servicing and data analytics. We also offer the leveraged and syndicated loan markets solutions that manage amendments, secondary market trading, deal management and bookrunning. In the Asset Finance space, we offer a single, end-to-end leasing platform that helps Auto and Equipment Finance companies manage the entire financing process, supporting origination and pricing, credit decisioning, contract management, servicing and collections.

•Trading and Processing. Solutions in this space help financial institutions increase the efficiency, transparency and control of their front-to-back-office trading operations, post-trade processing and settlement. These offerings provide advanced trade life-cycle management, including market making and risk management, cleared derivatives processing, securities processing and securities finance for the broker-dealer community, tax processing, and regulatory compliance, including anti-money laundering (AML) and trade surveillance.

•Treasury and Risk. Our treasury solutions help chief financial officers and treasurers manage working capital by reducing risk and improving communication and response time between a company's buyers, suppliers, banks, and other stakeholders. Our end-to-end financial management framework helps bring together receivables, treasury, and payments for a single view of cash and risk, which helps our clients optimize business processes for enhanced liquidity management. Our risk portfolio of solutions manages market and credit risk and regulatory compliance for banks and actuarial risk for insurance firms.

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments, as well as certain non-strategic businesses that we plan to wind down or sell. The overhead and leveraged costs relate to corporate marketing, corporate finance and accounting, human resources, legal, compliance and amortization of acquisition-related intangibles and other costs, such as acquisition, integration and transformation-related expenses, that are not considered when management evaluates revenue-generating segment performance.

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

Competition

The markets for our solutions are intensely competitive. Depending on the business line, our primary competitors include, but are not limited to, internal technology or software development departments within financial institutions or other large companies, merchant acquirers, global eCommerce providers, global and regional companies providing payment services, third-party payment processors, payment facilitators, embedded payment solution providers, securities exchanges, asset managers, card associations, clearing networks or associations, trust companies, independent computer services firms, companies that develop and deploy software applications, companies owned by global banks selling new competitive solutions, companies that provide customized development, implementation and support services, emerging technology innovators, and business process outsourcing companies. Many of these companies compete with us across multiple solutions, markets and geographies. Some of these competitors possess greater financial, sales and marketing resources than we do. Competitive factors impacting the success of our solutions include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, the ability to maintain, enhance and support the applications or solutions, price and overall relationship management. We believe that we compete vigorously in each of these categories. In addition, we believe our domain expertise, combined with our ability to offer multiple applications, services and integrated solutions, enhances our competitiveness against companies with more limited offerings. Our ability to innovate and scale digital payments and solutions has been a competitive advantage as well.

Research and Development

Our research and development activities primarily relate to the modernization of our proprietary core processing software applications and the design and development of next generation digital solutions, processing systems, software applications and risk management platforms. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and software applications, to develop new and innovative software applications and systems to address emerging technology trends in response to the needs of our clients and to enhance the capabilities of our outsourcing infrastructure. In addition, we intend to offer solutions compatible with new and emerging delivery channels.

As part of our research and development process, we evaluate current and emerging technology for compatibility with our existing and future software platforms. To this end, we engage with various hardware and software vendors in the evaluation of various new and existing technologies. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. We typically utilize enterprise license agreements or strive to ensure that either alternative suppliers or transfer rights exist in order to ensure the continuity of supply of third-party technology components used in the development of our software applications and service offerings. As a result, we are not materially dependent upon any third-party technology components. Third-party software may be used for highly specialized business functions depending on our ability to develop the functionality internally within time and budget constraints. Additionally, third-party software may be used for routine, commonplace functions within a technology platform environment. We work with our clients to determine the appropriate timing and approach to introduce technology or infrastructure changes to our solutions.

Government Regulation

Our solutions are subject to a broad range of complex federal, state, and international regulations and requirements, as well as requirements under the rules of self-regulatory organizations including, without limitation, federal truth-in-lending and truth-in-savings rules, federal, state and international money transmission laws, state cybersecurity protection laws, data protection and privacy laws, usury laws, laws governing state trust charters, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Bank Service Company Act, the Bank Secrecy Act, the USA Patriot Act, the U.K. Criminal Finances Act, the EU 6th Anti-Money Laundering Directive ('EU 6th AMLD"), the Internal Revenue Code, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act, the Community Reinvestment Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Securities Exchange Act of 1934, the Investment Advisors Act of 1940 (the "1940 Act"), anti-corruption laws including the U.S. Foreign Corrupt Practices Act of 1977 (the "FCPA")and the U.K. Bribery Act 2010 (the "U.K. Bribery Act"), the rules and regulations of the Financial Industry Regulatory Authority ("FINRA"), the Securities and Exchange Commission ("SEC"), the Federal Financial Institutions Examination Council ("FFIEC"), the Consumer Financial Protection Bureau ("CFPB"), the Financial Conduct Authority in the U.K. ("FCA"), the Payment Systems Regulator in the U.K. ("PSR"), De Nederlandsche Bank ("DNB") in the Netherlands, the Ministry of Economy, Trade and Industry in Japan ("METI"), Bank Negara in Malaysia and state financial services regulators (including enforcement of state cybersecurity laws). The compliance of our solutions with these and other applicable laws and regulations depends on a variety of factors, including the manner in which our clients use them. In some cases, we are directly subject to regulatory oversight and examination. In other cases, our clients are contractually responsible for determining what is required of them under applicable laws and regulations and utilize our solutions to achieve compliance with those laws and regulations. In either case, the failure of our solutions to comply with applicable laws and regulations may result in suspension or revocation of permission-based regulatory licenses, restrictions on our ability to provide those solutions, the imposition of civil fines and/or criminal penalties, and/or reputational damage. Further, regulatory authorities have the power to, among other things, enjoin "unsafe or unsound" practices, require affirmative actions to correct any violation or practice, issue administrative orders that can be judicially enforced and direct the sale of subsidiaries or other assets. We may be adversely affected by increased regulatory scrutiny or related negative publicity.

The principal areas of regulation impacting our business are the following:

•Oversight by Banking Regulators. As a provider of electronic data processing and back-office services to financial institutions, FIS is subject to regulatory oversight and examination by the FFIEC, an interagency body of federal banking regulators including the Federal Deposit Insurance Corporation ("FDIC"), the Office of the Comptroller of the Currency ("OCC"), the Board of Governors of the Federal Reserve System ("FRB"), the National Credit Union Administration ("NCUA") (collectively, the Federal Banking Agencies or "FBA") and the CFPB, as part of the Multi-Regional Data Processing Servicer ("MDPS") program. The MDPS program includes technology suppliers that provide mission-critical applications for a large number of financial institutions that are regulated by multiple regulatory agencies. Periodic information technology examination assessments are performed using FFIEC Interagency guidelines to identify potential risks that could adversely affect serviced financial institutions, determine compliance with applicable laws and regulations that affect the services provided to financial institutions and ensure the solutions we provide to financial institutions do not create systemic risk to the banking system or impact the safe and sound operation of the financial institutions for which we process. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our clients. We are also subject to review and examination by state and international regulatory authorities under state and foreign laws and rules that regulate many of the same activities that are described above, including electronic data processing, payments and back-office services for financial institutions and the use of consumer information.

Our U.S.-based wealth and retirement business holds a charter in the state of Georgia which makes us subject to the regulatory compliance requirements of the Georgia Department of Banking and Finance. As a result, we are also authorized to provide trust services in various additional states subject to additional applicable state regulations.

•Payment Services Oversight. Our payment services business is a technology service provider to U.S. financial institutions and is, therefore, subject to oversight and examination by the FFIEC. Our payment services businesses are also subject to regulation, supervision, and enforcement authority of numerous governmental and regulatory bodies in the jurisdictions in which they operate, which include the CFPB, the DNB in the Netherlands, the METI in Japan, Bank Negara in Malaysia and the FCA and the PSR in the U.K. These various regulatory regimes require compliance in respect of many aspects of our payment services business including without limitation corporate governance and oversight functions, capital requirements, liquidity, safeguarding, fee regulation adherence, technology and cyber resilience, anti-money laundering and sanctions. Because the PSR is an economic regulator in the U.K., it has the power to apply remedies in relation to the functioning of the card acquiring market in the U.K. The European Commission also has overall authority to enforce and establish new standards or guidance which may require banks and authorized payments providers in our Merchant business to modify current pricing and fee structures in the European Union ("E.U.").

•Anti-Money Laundering. The Company is subject to, both directly and indirectly, various anti-money laundering laws and regulations such as the Bank Secrecy Act in the United States and the Criminal Finances Act 2017 in the U.K. These laws, among other requirements, impose obligations to develop and implement risk-based anti-money laundering programs, file regulatory reports on large cash transactions and suspicious activity and collect and maintain certain records related to customers and transactions. Many U.S. states have similar laws that overlap with, and in some cases diverge from, U.S. federal and international laws. While these federal, state and international laws are broadly consistent, there may be circumstances where the requirements of a particular jurisdiction conflict with those of other jurisdictions. As these laws continue to develop and expand, our investment in compliance with these laws continues to grow as does the cost of ongoing compliance.

•Sanctions: The Company is subject to certain U.S. federal, state and international economic and trade sanctions programs such as those that are administered by the U.S. Treasury's Office of Foreign Assets Control (referred to as "OFAC"), which prohibit or restrict transactions to or from, or dealings with, specified countries and regions, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals, narcotics traffickers, and terrorists or terrorist organizations. Similar programs exist in a number of other jurisdictions, most notably the Office of Financial Sanctions Implementation (OFSI) in the U.K., European Union Sanctions, and United Nations Sanctions. We have implemented policies, procedures, and internal controls that are designed to comply with economic sanctions programs. Those policies and procedures require the screening of third parties with which the Company does business, including clients and vendors and transactions where appropriate.

•Anti-Corruption. The Company is subject to applicable anti-corruption laws, including the FCPA and the U.K. Bribery Act, in the jurisdictions in which it operates. Anti-corruption laws generally prohibit offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a government official or private party in order to influence official action or otherwise to gain an unfair business advantage, such as to obtain or retain business. The Company has implemented policies, procedures, training and internal controls that are designed to comply with such laws, rules and regulations.

•Privacy and Data Protection. The Company is subject to an increasing number of privacy and data protection laws, regulations and directives globally, including the General Data Protection Regulation (GDPR) in the European Union ("EU"); the California Consumer Privacy Act (CCPA) as amended by the California Privacy Rights Act (CPRA), the Virginia Consumer Data Protection Act (VCDPA), the Colorado Privacy Act (CPA), the Connecticut Personal Data Privacy and Online Monitoring Act (CTDPA), the Utah Consumer Privacy Act, the Gramm-Leach-Bliley Act (GLBA), the Fair Credit Reporting Act (FCRA), and the Health Insurance Portability and Accountability Act (HIPAA) in the United States; the United Kingdom’s General Data Protection Regulation (UK GDPR) and Data Protection Act 2018; the General Personal Data Protection Act (LGPD) in Brazil; the China Personal Information Protection Law (PIPL); and the Japanese Act on the Protection of Personal Information (APPI) (referred to collectively as "Privacy Laws"). Many of these Privacy Laws place restrictions on the Company's ability to efficiently transfer, access and use personal data across its business. The legislative and regulatory landscape for privacy and data protection continues to evolve.

Our financial institution clients operating in the U.S. are required to comply with privacy regulations imposed under the GLBA and numerous similar state laws. GLBA and those state laws place restrictions on the use of non-public personal information. All financial institutions must disclose detailed privacy policies to their customers and offer them the opportunity to direct the financial institution not to share information with third parties. The regulations under GLBA, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. As a provider of solutions to financial institutions, we are required to comply with the Privacy Laws and are bound by the same limitations on disclosure of the information received from our clients as apply to the financial institutions themselves. A determination that there have been violations of Privacy Laws could expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business and reputation. Certain operations of the Company are also subject to the newer, comprehensive, U.S. state-level Privacy Laws that provide consumers with additional data protection rights, including the right to be informed about the personal information collected by third parties and the use of that personal information, and which also impose obligations on companies in connection with the use of personal information.

The Company is subject to the E.U.’s GDPR, which applies to all organizations processing the personal data of individuals in the E.U., regardless of where such organization is based. The GDPR has heightened our privacy and data protection compliance obligations, impacted our businesses' collection, processing and retention of personal data and imposed stricter standards for reporting data breaches.

•Oversight by Securities Regulators. Our subsidiary that conducts our broker-dealer business in the U.S. is registered as a broker-dealer with the SEC, is a member of FINRA, and is registered as a broker-dealer in numerous states. Our broker-dealer is subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including our broker-dealer. State securities regulators and various exchanges, including the New York Stock Exchange, also have regulatory or oversight authority over our broker-dealer. Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, public and private securities offerings, use and safekeeping of customers' funds and securities, capital structure, record keeping, the financing of customers' purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, we are subject to the SEC's uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

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

•Money Transfer. Elements of our cash access and money transmission businesses are registered as a Money Services Business and are subject to various federal, state and international laws governing money transmission, including but not limited to the USA PATRIOT Act and reporting requirements of the Bank Secrecy Act, the U.K. Criminal Finances Act and the EU 6th AMLD as well as various U.S. federal, state and international sanctions requirements. These businesses may also be subject to certain state and local licensing requirements. The Financial Crimes

Enforcement Network, state attorneys general, and other agencies have enforcement responsibility over laws relating to money laundering, currency transmission, and licensing. In applicable states, we have obtained money transmitter licenses. However, changes to state money transmission laws and regulations, including changing interpretations and the implementation of new or varying regulatory requirements, may result in the need for additional or expanded money transmitter licenses, additional capital allocations or changes in the way in which we deliver certain solutions.

•Consumer Reporting and Protection. Our decision solutions subsidiary, ChexSystems, maintains a database of consumer information used to provide various account opening services including credit scoring analysis and is subject to the Federal Fair Credit Reporting Act ("FCRA") and similar state laws. The FCRA regulates consumer reporting agencies ("CRAs"), including ChexSystems, and governs the accuracy, fairness, and privacy of information in the files of CRAs that engage in the practice of assembling or evaluating certain information relating to consumers for certain specified purposes. CRAs are required to follow reasonable procedures to assure maximum possible accuracy of information concerning the individual about whom the report relates and, if a consumer disputes the accuracy of any information in the consumer's file, to conduct a reasonable investigation within statutory timelines. The FCRA imposes many other requirements on CRAs and users of consumer report information. Regulatory enforcement of the FCRA is under the purview of the United States Federal Trade Commission, the CFPB, and state attorneys general, acting alone or in concert with one another. CRAs are also regulated by a number of states, including New York, with consumer reporting laws that are not pre-empted by the FCRA. In furtherance of our objectives of data accuracy, fair treatment of consumers, protection of consumers' personal information, and compliance with these laws, we have made considerable investment to maintain a high level of security for our computer systems in which consumer data resides, and we maintain consumer relations call centers to facilitate accurate and timely handling of consumer requests for information and handling disputes. We also are focused on ensuring our operating environments safeguard and protect consumer's personal information in compliance with these laws.

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

Information Security

As part of our business, we electronically receive, process, store and transmit a wide range of confidential information, including sensitive customer information and personal consumer data. We also operate payment, cash access and prepaid card systems. Globally, attacks on information technology systems, such as those operated by FIS, continue to grow in frequency, complexity and sophistication. This is a trend we expect to continue. Such attacks have become a point of focus for individuals, businesses and governmental entities. The objectives of these attacks include, among other things, gaining unauthorized access to systems to facilitate financial fraud, disrupt operations, cause denial of service events, corrupt data, and steal non-public information. These circumstances present both a threat and an opportunity for FIS. We maintain significant focus on and investment in information security that is designed to mitigate threats to our systems and solutions. Through the expertise we have gained with this ongoing focus and investment, we have developed and offer fraud, security, risk management and compliance solutions to target the growth opportunity in the financial services industry.

FIS remains focused on making additional strategic investments in information security to protect our clients and our information systems. This includes investments in FIS defense-in-depth strategy utilizing best in class perimeter, remote access, endpoint, and identity controls along with investments in the FIS Cyber Fusion Center which provides 24x7x365 cybersecurity monitoring and incident response.

Human Capital Management

Employee Population

As of December 31, 2022, we had more than 69,000 employees, including over 45,000 employees principally employed outside of the U.S. None of our U.S. workforce currently is unionized. Approximately 11,000 of our employees, primarily in Brazil and Europe, are represented by labor unions or works councils.

Health and Safety

The health and safety of our employees is a key priority. In 2021, we hired our first ever Global Head of Well-Being to lead our efforts related to all aspects of employee wellness – physical, mental, social, and financial. Throughout the COVID-19 pandemic, we leveraged our company-wide Pandemic Plan and Crisis Management team to ensure we cared for the needs of our employees. We continue to follow safety protocols and procedures throughout our facilities. In addition, for employees who were impacted by COVID-19, we provided enhanced paid time off to deal with personal illness or to care for family members, and we expanded FIS Cares, a colleague-funded giving program designed to help our employees in times of need, from a U.S. program to a global one to assist more of our colleagues.

Corporate Culture / Inclusion and Diversity

Our culture stems from embracing our corporate values as we work together to win as one team, lead with integrity and strive to 'be the change' for our colleagues, clients and communities. The Company believes that inclusion and diversity are at the core of our corporate values. The diversity of our workforce helps us use our collective strengths to innovate and deliver the best solutions for our clients. Our Board of Directors and senior leaders are united in championing inclusion and diversity within our workforce through their leadership in prioritizing equality and diversity in our human resource decision making throughout the Company. Oversight of the FIS Inclusion & Diversity strategy is led by the Chief Inclusion & Diversity Officer and championed by an Enterprise Inclusion & Diversity Council chaired by the Chief People Officer and includes participation and leadership of senior executives of the Company. Further, the Company sponsors Inclusion Networks, which are led by employees who share common backgrounds and experiences. These groups support their members while promoting the Company's overall goal of fostering an inclusive work environment. Current FIS Inclusion Networks include Women, Asian, Black, Latinx, Disability, LGBTQ+, Rising Professionals, Veterans, and Working Families. The Chief Executive Officer and the Chief People Officer regularly update the Company's Board of Directors on human capital management and inclusion and diversity initiatives.

Talent Management

Along with our clients and communities, our people are primary stakeholders in our organization, and so we place a strategic priority on developing our talent and fostering a culture aligned with our corporate values and in which colleagues receive the support needed to grow their careers.

Our talent development program provides an enterprise-wide, systematic foundation for career development tied to learning paths that enable skills acquisition. Our talent practices are based on a future-focused development approach to equip FIS colleagues and leaders with the skills required to enable business growth and exceed the needs of our clients. Our employees have a learning roadmap to ‘Build our Leaders of Tomorrow’ which is supported by access to an extensive selection of online self-paced learning resources, virtual instructor-led and face-to-face development offerings, and targeted development programs for high-potential and senior management employees. We engage in executive-level succession planning and provide extensive opportunities to apply for open roles within the Company. Our talent development practices are underpinned by a comprehensive performance feedback culture that includes robust performance reviews. We have also invested in our hiring program for recent college graduates, who are critical to building our pipeline of future leaders, and have implemented a program to help eligible participants pay down their college tuition debt.

Available Information

Our website address is www.fisglobal.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those reports, available, free of charge, on that website as soon as reasonably practicable after we file or furnish them to the SEC. Our Corporate Governance Policy and Code of Business Conduct and Ethics are also available on our website and are available in print, free of charge, to any shareholder who mails a request to the Corporate Secretary, Fidelity National Information Services, Inc., 347 Riverside Avenue, Jacksonville, FL 32202

USA. Other corporate governance-related documents can be found at our website as well. However, the information found on our website is not a part of this or any other report.

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

Risks Related to Our Business and Operations

Security breaches, privacy breaches, cyber attacks, or our failure to comply with information security laws or regulations or industry security requirements, could harm our business by disrupting delivery of services and damaging the reputation of FIS and could result in a breach of one or more client contracts.
Cybersecuity is fundamental to FIS' global, complex business. FIS electronically receives, processes, stores and transmits sensitive business information of its clients. In addition, FIS collects personal consumer data, such as names and addresses, social security numbers, driver's license numbers, cardholder data and payment history records. Such information is necessary to support our clients' transaction processing and to conduct our check authorization and collection businesses. The uninterrupted operation of information systems, as well as the confidentiality of the customer/consumer information that resides on such systems, is critical to the successful operation of FIS. For that reason, cybersecurity is one of the principal operational risks FIS faces as a provider of services to financial institutions. If FIS fails to maintain an adequate security infrastructure, adapt to emerging security threats, or implement sufficient security standards and technology to protect against security breaches, the confidentiality of the information FIS secures could be compromised. Unauthorized access to the computer systems or databases of FIS could result in the theft or publication of confidential information, the deletion or modification of records, damages from legal actions from clients and/or their customers, or otherwise cause interruptions in FIS' operations and damage to its reputation. These risks are greater with increased information transmission over the internet, the increasing level of sophistication posed by cyber criminals, nation state-sponsored cyber attacks and the integration of FIS systems with those of acquired companies.

As a provider of services to financial institutions and a provider of card processing services, FIS is bound by the same limitations on disclosure of the information FIS receives from clients as apply to the clients themselves. If FIS fails to comply with these regulations and industry security requirements, it could be exposed to damages from legal actions from clients and/or their customers, governmental proceedings, governmental notice requirements, and the imposition of significant fines or prohibitions on card processing services. FIS is a highly regulated entity and is subject to a myriad of complex, evolving regulations, including cybersecurity regulations. In addition, if more restrictive privacy laws, rules or industry security requirements are adopted in the future on the federal or state level, or by a specific industry body, they could have an adverse impact on FIS through increased costs or restrictions on business processes.

Any inability to prevent security or privacy breaches, or the perception that such breaches may occur, could cause existing clients to lose confidence in FIS' systems and terminate their agreements with FIS, inhibit FIS' ability to attract new clients, result in increasing regulation, or bring about other adverse consequences from the government agencies that regulate FIS.

If we fail to innovate or adapt our solutions to changes in technology or in the marketplace, or if our ongoing efforts to upgrade or implement our technology are not successful, we could lose clients, or our clients could lose customers, and we could have difficulty attracting new clients for our solutions.

The markets for our solutions are characterized by constant technological changes, frequent introductions of new solutions and evolving industry standards. Our future success will be significantly affected by our ability to enhance our current solutions and develop and introduce new solutions and services that address the increasingly sophisticated needs of our clients and their customers. In addition, as more of our revenue and market demand shifts to software as a service ("SaaS"), business process as a service ("BPaaS"), cloud, and new emerging technologies, the need to keep pace with rapid technology changes becomes more acute. These initiatives carry the risks associated with any new solution development effort, including cost overruns, delays in delivery and implementation, and performance issues. There can be no assurance that we will be successful in developing, marketing and selling new solutions or enhancements that meet these changing demands. If we are not successful in these efforts, we could lose clients, or our clients could lose customers, and we could have difficulty attracting new clients for our solutions. Any of these developments could have an adverse impact on our future revenue and/or business prospects.

We operate in a competitive business environment; if we are unable to compete effectively, our results of operations and financial condition may be adversely affected.

The market for our solutions is intensely competitive. Our competitors in Banking and Capital Markets vary in size and in the scope and breadth of the solutions and services they offer. Some of our competitors have substantial resources. We face direct competition from third parties, and because many of our larger potential clients have historically developed their key applications in-house and therefore view their system requirements from a make-versus-buy perspective, we also often compete against our potential clients' in-house capacities. In addition, the markets in which we compete have recently attracted increasing competition from smaller start-ups with emerging technologies which are receiving increasing investments as well as global banks (and businesses controlled by combinations of global banks) and global internet companies that are introducing competitive solutions and services into the marketplace, particularly in the payments area. Emerging technologies and increased competition may also have the effect of unbundling bank solutions and result in displacing solutions we are currently providing from our legacy systems. International competitors are also now targeting and entering the U.S. market with greater force. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures we face in the markets in which we operate will not materially adversely affect our business, financial condition, and results of operations.

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

As the Merchant industry fragments into new non-traditional payment and asset types, siloed expertise, new geographies and different markets, our competitors in this segment are increasing in number and type. FIS is currently facing new competitive pressure from non-traditional payment processors, including payment facilitators and other embedded payment solution providers, which has had and is expected to continue to have an adverse effect on our Merchant revenue and margins in 2023, as well as from other parties entering the payments industry, which may compete in one or more of these areas. These competitors have significant financial resources and robust networks and are highly regarded by consumers. If these competitors gain a greater share of total electronic payments transactions, or if we are unable to successfully react to changes in the industry spurred by the entry of these new market participants or to allocate sufficient capital to enable our Merchant business to successfully make acquisitions and pursue growth plans in response to industry changes, then it could have a further material adverse effect on FIS' business, financial condition and results of operations. For more detail, see "Item 1. Business, Competition."

Global economic, political and other conditions, including business cycles and consumer confidence, as well as geopolitical conflicts, may adversely affect our clients or trends in consumer spending, which may adversely impact the demand for our services and our revenue and profitability.

A significant portion of our revenue is derived from transaction processing fees. The global transaction processing industries depend heavily upon the overall level of consumer, business and government spending. Any change in economic factors, including a sustained deterioration in general economic conditions or consumer confidence, particularly in the U.S., or inflation and increases in interest rates in key countries in which we operate may adversely affect consumer spending, consumer debt levels and credit and debit card usage, and as a result, adversely affect our financial performance by reducing the number or average purchase amount of transactions that we service. Rising interest rates, inflation, and slowing economic growth in the U.S. and Europe began to negatively affect revenue growth and profitability in 2022, particularly in our Merchant Solutions segment. These effects began to accelerate in the fourth quarter of 2022 and are expected to continue to adversely affect our future financial performance. These expectations contributed to our fourth quarter 2022 goodwill impairment in our Merchant reporting unit, and further deterioration in macroeconomic conditions beyond our current expectations could contribute to further impairment. Additionally, supply chain issues globally can slow down the provision of parts for our products, such as chips in EMV cards, and could adversely impact revenue. In addition, the direct and indirect effects of geopolitical conflicts, such as the Russia-Ukraine war, have adversely affected, and worsening or future conflicts could materially adversely affect, global economic activity and transaction processing volumes.

When there is a slowdown or downturn in the economy, a drop in stock market levels or trading volumes, or an event that disrupts the financial markets, our business and financial results may suffer for a number of reasons. Customers may react to worsening conditions by reducing or delaying their capital expenditures in general or by specifically reducing or delaying their information technology spending. In addition, customers may seek to curtail trading operations or to lower their costs by renegotiating vendor contracts. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers to lower-cost solutions. Any further protective trade policies or actions taken by the U.S. may also result in other countries reducing, or making more expensive, services permitted to be provided by U.S.-based companies. During 2022, we began to experience lengthening sales cycles, particularly in Banking Solutions and Capital Markets, which we believe resulted from economic uncertainty and which has had, and is expected to continue to have, an adverse effect on our results of operations. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on our financial results.

Entity mergers or consolidations and business failures in the banking and financial services industry could adversely affect our business by eliminating some of our existing and potential clients and making us more dependent on a more limited number of clients.

There has been and may continue to be substantial consolidation activity in the banking and financial services industry. In addition, certain financial institutions that experienced negative operating results, including some of our clients, have failed. These consolidations and failures reduce our number of potential clients and may reduce our number of existing clients, which could adversely affect our revenue, even if the events do not reduce the aggregate activities of the consolidated entities. Further, if our clients or our partners across any of our businesses fail and/or merge with or are acquired by other entities that are not our clients or our partners, or that use fewer of our services, they may discontinue or reduce use of our services. It is also possible that larger financial institutions resulting from consolidations would have greater leverage in negotiating terms or could decide to perform in-house some or all of the services we currently provide or could provide. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

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

Many of our services are based on sophisticated software and computing systems, and we may encounter delays when developing new technology solutions and services. Further, the technology solutions underlying our services have occasionally contained, and may in the future contain, undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technologies on platforms used by our clients, or our clients may cancel a project after we have expended significant effort and resources to complete an installation. Finally, our systems and operations could be exposed to damage or interruption from fire, floods, hurricanes, earthquakes, tornadoes, typhoons, drought, high-winds, severe weather events, other natural disasters, power loss, telecommunications failure, unauthorized entry and computer viruses. Defects in our technology solutions, errors or delays in the processing of electronic transactions, or other difficulties could result in (i) interruption of business operations; (ii) delay in market acceptance; (iii) additional development and remediation costs; (iv) diversion of technical and other resources; (v) loss of clients; (vi) negative publicity; or (vii) exposure to liability claims. Any one or more of the foregoing could have an adverse effect on our business, financial condition and results of operations. Although we attempt to limit our potential liability through controls, including system redundancies, security controls, application development and testing controls, and disclaimers and limitation-of-liability provisions in our license and client agreements, we cannot be certain that these measures will always be successful in preventing disruption or limiting our liability.

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

Because the Company is a technology service provider to U.S. financial institutions, it is subject to regular oversight and examination by the FBA, each agency of which is a member of the FFIEC, an interagency body of federal banking regulators. The FBA have broad discretion in the implementation, interpretation and enforcement of banking and consumer protection laws and use the FFIEC's uniform principles, standards and report forms in their review of bank service providers like FIS. A failure to comply with these laws, or a failure to meet the supervisory expectations of the banking regulators, could result in adverse action against the Company. The regulators have the power to, among other things, enjoin "unsafe or unsound" practices; require affirmative actions to correct any violation or practice; issue administrative orders that can be judicially enforced; direct the sale of subsidiaries or other assets; and assess civil money penalties.

The Company is also subject to ongoing supervision by regulatory and governmental bodies across the world, including economic and conduct regulators, such as OFAC, Fin CEN, the FCA and PSR in the U.K., the DNB in the Netherlands, and regulatory and governmental bodies responsible for issuing anti-money laundering, anti-bribery, and global economic sanctions regulations. These various regulatory regimes require compliance across many aspects of our merchant activities in respect of capital requirements, safeguarding, training, authorization and supervision of personnel, systems, processes and documentation. As we continue to grow our global eCommerce business around the world, we will become subject to additional countries' regulations governing merchant acquiring and related payments matters. The failure of FIS to comply with any of these requirements could result in the suspension or revocation of a license, loss of consumer confidence, and/or the imposition of civil or criminal penalties.

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

The Consumer Financial Protection Bureau ("CFPB") continues to establish rules and regulations for regulating financial and non-financial institutions and providers to those institutions to ensure adequate protection of consumer privacy and to ensure consumers are not impacted by deceptive business practices, as well as provide examination and supervisory authority over consumer reporting agencies, including ChexSystems. These rules and regulations govern our clients or potential clients and also govern certain of our businesses. These regulations have resulted, and may further result, in the need for FIS to make capital investments to modify our solutions to facilitate our clients' and potential clients' compliance, as well as to deploy additional processes or reporting to comply with these regulations. In the future, we may be subject to additional expense to ensure continued compliance with applicable laws and regulations and to investigate, defend and/or remedy actual or alleged violations. Further, requirements of these regulations have resulted, and could further result, in changes in our business practices, our clients' business practices and those of other marketplace participants that may alter the delivery of services to consumers, which have impacted, and could further impact, the demand for our solutions and services as well as alter the types or volume of transactions that we process on behalf of our clients. As a result, these requirements, or proposed or future requirements, could have an adverse impact on our financial condition, revenue, results of operations, prospects for future growth and overall business.

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

One of our subsidiaries is an SEC-registered broker-dealer in the U.S. and is subject to the financial and operational rules of FINRA, and others are authorized by the FCA to conduct certain regulated business in the U.K. Our transfer agent business is also regulated by the SEC and other regulators around the world. Domestic and foreign regulatory and self-regulatory organizations, such as the SEC, FINRA, and the FCA, can, among other things, fine, censure, issue cease-and-desist orders against, and suspend or expel a broker-dealer or its officers or employees for failure to comply with the many laws and regulations that govern brokerage activities. Regulations affecting the brokerage industry may change, which could adversely affect our financial results.

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

Moreover, the legislative and regulatory landscape continues to evolve, and we expect that it may cover alternative payment types, including digital currency. Any failure to comply with such laws could expose us to liability and/or reputational damage. Financial crimes laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance and associated recordkeeping costs or require us to change our business practices in a manner adverse to our business.

If we fail to comply with relevant regulations, then we risk reputational damage, potential civil and criminal sanctions, fines or other action imposed by regulatory or governmental authorities, including the potential suspension or revocation of the permission-based regulatory licenses which authorize the Company to provide core services to customers. Regulatory authorities subject our businesses, from time to time, to regulatory investigations, reviews and proceedings (both formal and informal), certain of which may result in adverse settlements, fines, penalties, injunctions or other relief. This could result in an adverse effect on FIS' business, reputation and customer relationships, which in turn could adversely affect its financial position and performance.

Many of our clients are subject to a regulatory environment and to industry standards that may change in a manner that reduces the types or volume of solutions or services we provide or may reduce the type or number of transactions in which our clients engage, and therefore reduce our revenue.

Our clients are subject to a number of government regulations and industry standards with which our solutions must comply. Our clients must ensure that our solutions and related services work within the extensive and evolving regulatory and industry requirements applicable to them. Federal, state, foreign or industry authorities could adopt laws, rules or regulations affecting our clients' businesses that could lead to increased operating costs and could reduce the convenience and functionality of our solutions, possibly resulting in reduced market acceptance. In addition, action by regulatory authorities relating to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our clients and, therefore, could have a material adverse effect on our financial condition, revenue, results of operations, prospects for future growth and overall business. Elimination of regulatory requirements could also adversely affect the sales of our solutions designed to help clients comply with complex regulatory environments.

Our revenue relating to all aspects of the sale of services to members of Visa, MasterCard and other payment networks is dependent upon our continued certification and sponsorship, and the loss or suspension of certification or sponsorship could adversely affect our business.

In order to provide our card processing services, we must be certified (including applicable sponsorship) by Visa, MasterCard, American Express, Discover and other similar organizations. These certifications are dependent upon our continued adherence to the standards of the issuing bodies and sponsoring member banks. The member financial institutions, some of which are our competitors, set the standards with which we must comply. If we fail to comply with these standards, then we could be fined, our certifications could be suspended, or our registration could be terminated. The suspension or termination of our certifications, or any changes in, or the enforcement of, the rules and regulations governing or relating to the businesses of Visa, MasterCard or other payment networks, could result in a reduction in revenue or increased costs of operation for us, which in turn could have a material adverse effect on our business.

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

Constantly evolving global privacy, data protection and cybersecurity laws require the Company to adopt new business practices, update contractual provisions in existing and new contracts, and constantly update our global Privacy and Data Protection Program and our global Information Security Program, which may require transitional and incremental expenses and may impact our future operating results.
The Company is subject to numerous global privacy, data protection and cybersecurity laws, which are continuing to change in ways that impose increasingly complex and costly compliance obligations on FIS and that have had, and are expected to continue to have, a significant impact on FIS' operations. Failure to comply with new and evolving laws in these areas could result in significant penalties, damage to our brand, and loss of business. FIS has incurred, and will continue to incur, costs to comply with these new laws. There are also several additional laws being considered by state legislatures, the U.S. Congress, and governments around the world. As a result, a more substantial compliance effort with varying regimes in different jurisdictions is expected to continue in the future, which has the potential to further increase the costs and complexities of FIS' business. Moreover, privacy, data protection and cybersecurity laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance and associated recordkeeping costs or require us to change our business practices in a manner adverse to our business and incur additional costs. Data localization requirements in evolving privacy, data protection and cybersecurity laws could also increase the cost and alter the approach to housing data around the world. In addition, our businesses are increasingly subject to laws and regulations relating to digital transformation, surveillance, cyber resilience, encryption, and data onshoring in the jurisdictions in which we operate. Compliance with these laws and regulations may require us to change our technology for information security, operational infrastructure, policies, and procedures, which could be time-consuming and costly.

High profile payment card industry or digital banking security breaches could impact consumer payment behavior patterns in the future and reduce our card payment transaction volumes.

We are unable to predict whether or when high profile card payment or digital banking security breaches will occur and if they occur, whether consumers will transact less on their payment cards or reduce their digital banking service. If consumers transact less on cards issued by our clients or reduce digital banking services, and we are not able to adapt to offer our clients alternative technologies, then our revenue and related earnings could be adversely affected.

Misappropriation of our intellectual property and proprietary rights or a finding that our patents are invalid could impair our competitive position.

Our ability to compete depends in some part upon our proprietary solutions and technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our solutions or to obtain and use information that we regard as proprietary or challenge the validity of our patents with governmental authorities. Policing unauthorized use of our proprietary rights is difficult. We cannot make any assurances that the steps we have taken will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective patent, trademark, service mark, copyright, and trade secret protection may not be available in every country in which our applications and services are made available online. Misappropriation of our intellectual property or potential litigation concerning such matters could have an adverse effect on our results of operations or financial condition. As we increase our international business, we are subject to further risks of misappropriation of our intellectual property in countries which have laws which are less protective of intellectual property or are enforced in a less protective manner.

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

We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, banking payments and check clearing that supports consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties, the facilitation of the payment as well as the detection or prevention of fraudulent payments. A compromise of our continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments could result in a financial loss to us. In addition, we rely on various financial institutions to provide Automated Clearing House ("ACH") services in support of funds settlement for certain of our solutions. An inability to obtain such ACH services in the future could have a material adverse effect on our business, financial position and results of operations. In addition, we may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to us. Furthermore, if one of our clients for which we facilitate settlement suffers a fraudulent event due to a deficiency in their controls, then we may suffer a financial loss if the client does not have sufficient capital to cover the loss.

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

Legislative and regulatory changes as a result of the U.K.'s exit from membership in the E.U. ("Brexit") and changes to the E.U. and U.K. trading relationship could cause disruption to and create uncertainty surrounding our business.

Our Merchant business has a significant amount of business, and services clients, in the U.K. We also have other business and operations in the U.K. and the E.U. Following the U.K.’s departure from the E.U. and the end of the Brexit transition period at the end of 2020, the extent to which the U.K. may elect to implement or mirror future changes in the E.U. regulatory regime, or to diverge from the current E.U.-influenced regime over time, remains to be seen. To the extent that the U.K. and E.U. trading relationship is premised on or influenced by the level of equivalence or convergence, or where initiatives are jointly designed on the basis of cooperation and shared outcomes, the E.U.
regulatory regime may continue to have a significant effect on the regime which the U.K. government and regulators elect to implement. Legislative reforms are being introduced in the U.K. under the Financial Services and Markets Bill published in July 2022 and the "Edinburgh Reforms" of U.K. financial services unveiled in December 2022. The timing and details for the implementation of such reforms are not yet known, but these are expected to become clearer during the course of 2023. There remains unavoidable uncertainty related to the full effect of any divergence between E.U and
U.K. regimes, and depending on the nature of any changes, any of these effects could adversely affect our business, financial condition and results of operations.

Our business is subject to the risks of international operations, including movements in foreign currency exchange rates.

The international operations of FIS represented approximately 24% of our total 2022 revenue and are largely conducted in currencies other than the U.S. Dollar, including the British Pound Sterling, Euro, Brazilian Real, Australian Dollar and Indian Rupee. FIS continues to expand its international presence by offering merchant acquiring services, including eCommerce, outside of the U.S. Our business and financial results could be adversely affected due to a variety of factors, including the following:
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
•trade treaties, tariffs or agreements that could adversely affect our ability to do business in affected countries; and
•compliance with the FCPA and OFAC regulations, particularly in emerging markets.

As we expand our international operations, more of our clients may pay us in foreign currencies. Conducting business in currencies other than the U.S. Dollar subjects us to foreign currency exchange rate fluctuations that can negatively impact our results, period to period, including relative to analyst estimates or guidance. Our primary exposure to movements in foreign currency exchange rates relates to foreign currencies in Europe, including the U.K., Brazil, Australia and India. The U.S. Dollar value of our net investments in foreign operations, the periodic conversion of foreign-denominated earnings to the U.S. Dollar (our reporting currency), and our results of operations and, in some cases, cash flows, could be adversely affected in a material manner by movements in foreign currency exchange rates. These risks could cause an adverse effect on the business, financial position and results of operations of the Company. For more information on our exposure to foreign currency risk, see "Foreign Currency Risk" in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Failure to comply with anti-bribery and anti-corruption laws could subject us to penalties and other adverse consequences.

We are subject to the FCPA, the U.K. Bribery Act, and other anti-bribery and anti-corruption laws in various countries around the world. The FCPA, the U.K. Bribery Act and similar applicable laws generally prohibit companies, as well as their officers, directors, employees and third-party intermediaries, business partners and agents, from making improper payments or providing other improper things of value to government officials or other persons for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. The FCPA also requires that U.S. public companies maintain books and records that fairly and accurately reflect transactions and maintain an adequate system of internal accounting controls.

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

Our global operations are susceptible to global events, including threats or acts of war, such as the Russia-Ukraine war, threats or acts of terrorism, international conflicts, political instability and natural disasters. We are also susceptible to a widespread outbreak of an illness or other health issue, such as the ongoing COVID-19 pandemic. These events can spread to different locations across the globe and can have an adverse effect on the global economy, reducing consumer and corporate spending upon which our revenue depends. Individual employees can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Some of our operations are in countries where the effects of a widespread illness could be magnified due to health care systems that are less well-developed than in the U.S. The occurrence of any of these events could have an adverse effect on our business results and financial condition.

The continuing impact of the COVID-19 pandemic remains uncertain and may adversely impact our business, financial condition and results of operations.

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

Our future success depends upon our ability to attract and retain talent in a competitive market, including senior management personnel and highly-skilled technology personnel. The competitive nature of this market is also affected by wage inflation, which generally increases the cost of talent. Because the development of our solutions and services requires knowledge, skills and abilities to create, develop and implement our software solutions in new areas on a continuing basis, we are competing for talented people with such knowledge, skills and abilities in new and developing technologies. Competition for such technical personnel is intense, as is the competition for senior management to lead these efforts, and our failure to hire and retain talented personnel could have a material adverse effect on our business, operating results and financial condition.

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

Our senior management team has significant experience in the financial services industry, and the loss of this leadership could have an adverse effect on our business, operating results and financial condition. Further, the loss of this leadership may have an adverse impact on senior management's ability to provide effective oversight and strategic direction for all key functions within the Company, which could impact our future business, operating results and financial condition.

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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, our business, financial condition and results of operations could be adversely affected.

We may not be able to achieve the cost savings target of our Future Forward program.

We recently announced an initiative, initially branded as our Enterprise Transformation Program and now branded as Future Forward, intended to achieve significant cost savings across the enterprise. As recently announced, we have increased the cash savings target under Future Forward, from $500 million to $1,250 million (prior to the effects of the proposed spin-off of our Merchant business, which we believe will reduce the available savings) through the end of 2024. We may not be able to achieve this cost savings target on our desired timeframe, or at all, for many reasons, including contractual constraints, potential operational disruptions to our business, or unanticipated business costs or inefficiencies. If we are unable to achieve the financial goals set by Future Forward, or if our efforts as part of Future Forward result in unintended disruptions to our business, our business, financial condition and results of operations could be adversely affected.

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

As of December 31, 2022, goodwill aggregated to $34.3 billion, or 54% of total assets, and intangible assets aggregated to $9.0 billion, or 14% of total assets. Current accounting rules require goodwill to be assessed for impairment at least annually or whenever changes in circumstances indicate potential impairment and require intangible assets with finite useful lives to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors that may be considered a change in circumstance include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. Pursuant to our annual goodwill impairment test that we began conducting in November 2022 with a quantitative analysis as of October 1, 2022, as supplemented by a further analysis measured as of December 31, 2022, we recorded a total goodwill impairment charge of $17.6 billion in the fourth quarter of 2022 for the Merchant reporting unit. In the fourth quarter of 2020, we recorded $94 million in goodwill impairment related to certain non-strategic businesses in the Corporate and Other segment. For all other reporting units for all periods presented, goodwill was not impaired. If worldwide or U.S. economic conditions continue to decline significantly with negative impacts to bank spending and consumer behavior, or if other business or market changes impact our outlook, then the remaining carrying amount of our goodwill and other intangible assets may no longer be recoverable, and we may be required to record a further impairment charge, which would have a negative impact on our results of operations. We will continue to monitor the fair value of our reporting units and other intangible assets as well as our market capitalization and the impact of any economic downturn on our business to determine if there is any further impairment in future periods.

Risks Related to the Planned Spin-Off of our Merchant Business

The planned spin-off of our Merchant business may not be completed in accordance with the expected plans or on the anticipated timeline, or at all, and will involve significant time, expense and resources, which could disrupt or adversely affect our business.

On February 13, 2023, we announced our plans to spin off the Merchant business, with the intention to create a new, publicly traded company. We expect the spin-off to be completed within the next 12 months. The proposed spin-off is subject to customary conditions, including final approval by our Board of Directors, receipt of a tax opinion and a private letter ruling from the Internal Revenue Service, the filing and effectiveness of a Form 10 registration statement with the SEC and obtaining of all required regulatory approvals. No assurance can be given that a spin-off will in fact occur on our desired timetable or at all. The failure to satisfy any or all of the required conditions, many of which are outside of our control, could delay the completion of the spin-off relative to the anticipated timeline or prevent it from occurring. Any delay in the completion of the spin-off, any change to the anticipated terms of the transaction or unanticipated developments, including changes in the competitive conditions of our markets, possible delays in obtaining a private letter ruling from the Internal Revenue Service, the uncertainty of the financial markets and the terms or availability of financing arrangements intended to be entered into in connection with the spin-off, changes in the law or the inability to reach acceptable commercial agreements between SpinCo and FIS' remaining business that preserve continuity for clients, deliver key capabilities or otherwise provide for continued cooperation in relevant business areas could reduce the expected benefits of the spin-off or delay the time at which such benefits are realized.

The announcement, pendency and/or completion of the spin-off may impose challenges on our business, including business disruption; the diversion of management time on matters relating to the transaction; impact on our resources, systems, procedures and controls; the incurrence of significant expenses associated with the review and pursuit of the spin-off; potential adverse impacts on our ability to attract, retain or motivate management personnel and talent; potential adverse impacts on our relationships with customers, governmental authorities, suppliers, employees and other business counterparties; and other unanticipated adverse impacts. Speculation regarding the spin-off and perceived uncertainties related to the future of the Merchant business or FIS could cause our stock price to fluctuate significantly. In addition, while it is intended that the spin-off would be generally tax-free to FIS stockholders for U.S. federal income tax purposes, there can be no assurance that the spin-off will qualify for such treatment. If the spin-off were ultimately determined to be a taxable transaction, either FIS, SpinCo, or our stockholders could incur income tax liabilities that could be significant. Any of these factors could negatively impact our business, financial condition, results of operations, cash flows and/or the price of our common stock.

There can be no assurance that the anticipated benefits of the spin-off will be realized if the transaction is completed, or that the costs or dis-synergies of the spin-off (including costs of related restructuring or financing transactions) will not exceed the anticipated amounts. The spin-off may expose us to new risks.

We may not realize the anticipated strategic, financial, operational or other benefits from the planned spin-off of our Merchant business within the expected timeframe, in full or at all, and there can be no assurance that the costs or revenue or expense dis-synergies of the spin-off (including costs of related restructuring or financing transactions) will not exceed anticipated amounts. We also expect to incur higher interest expense as a result of replacing lower coupon FIS debt with higher coupon Merchant debt, in part due to the current interest rate environment.

If the spin-off is completed, our operational and financial profile will change and we will face new and potentially unknown risks. As independent, publicly traded companies, FIS and SpinCo may be more vulnerable to changing market conditions, and FIS will be a smaller, less diversified company with more concentrated areas of focus and greater reliance on its remaining business units. There can be no assurance that following the spin-off each separate company will be successful or provide greater value to our shareholders than that reflected in our current stock price. In addition, we will incur one-time costs and ongoing costs in connection with, or as a result of, the spin-off, including costs of operating as independent, publicly traded companies that the two businesses will no longer be able to share. Those costs may exceed our estimates or could negate some of the benefits we expect to realize. If we do not realize the intended benefits or if our costs exceed our estimates, we or SpinCo could suffer a material adverse effect on the business, financial condition, results of operations, and/or the trading price of us or SpinCo.

Risks Related to Our Indebtedness

Our existing debt levels and future levels under existing facilities and debt service requirements may adversely affect FIS, including our financial condition or business flexibility, and prevent us from fulfilling our obligations under our outstanding indebtedness.

As of December 31, 2022, we had total debt of approximately $20.1 billion. This level of debt or any increase in our debt level could adversely affect our business, financial condition, operating results and operational flexibility, including the following: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes; (ii) our debt level may limit operational flexibility and our ability to pursue business opportunities and implement certain business strategies; (iii) some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; (iv) we have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition and vulnerability to general adverse economic and industry conditions; (v) there are significant maturities on our debt that we may not be able to repay at maturity or that may be refinanced at higher rates; and (vi) if we fail to satisfy our obligations under our outstanding debt or fail to comply with the financial or other restrictive covenants contained in the indenture governing our senior notes, or our credit facility, an event of default could result that could cause all of our debt to become due and payable.

Our Euro- and GBP-denominated indebtedness has increased in recent years; accordingly, we have increased exposure to fluctuations in the Euro-USD and GBP-USD exchange rates, which could negatively affect our cost to service or refinance our Euro- and GBP-denominated debt securities.
In recent years, our indebtedness denominated in Euro or GBP has significantly increased as a result of our issuance of senior notes of varying maturities and our issuance of Euro-denominated commercial paper. At December 31, 2022, the Company had outstanding approximately €5.8 billion aggregate principal amount of Euro-denominated senior notes, approximately €1.9 billion aggregate principal amount of Euro-denominated commercial paper and approximately £0.9 billion aggregate principal amount of GBP-denominated senior notes, or the combined equivalent of approximately $9.3 billion aggregate principal amount.
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

Statement Regarding Forward-Looking Information

The statements contained in this Form 10-K or in our other documents or in oral presentations or other management statements that are not purely historical are forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about anticipated financial outcomes, including any earnings guidance or projections, projected revenue or expense synergies or dis-synergies, business and market conditions, outlook, foreign currency exchange rates, deleveraging plans, expected dividends and share repurchases of the Company and, following the proposed spin-off, of the Merchant Solutions business, the Company's and the Merchant Solutions business' sales pipeline and anticipated profitability and growth, the outcome of our previously announced comprehensive assessment, as well as other statements about our expectations, beliefs, intentions, or strategies regarding the future, or other characterizations of future events or circumstances, including statements with respect to certain assumptions and strategies of the Company and the Merchant Solutions business following the proposed spin-off, the anticipated benefits of the spin-off, and the expected timing of completion of the spin-off are forward-looking statements. These statements may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," continue," "likely," and similar expressions, and include statements reflecting future results or guidance, statements of outlook and various accruals and estimates. These statements relate to future events and our future results and involve a number of risks and uncertainties. In addition, the amount of the goodwill impairment charge described elsewhere in this Form 10-K is based in part on estimates of future performance, so such disclosures should also be considered a forward-looking statement. Forward-looking statements are based on management's beliefs as well as assumptions made by, and information currently available to, management.

Actual results, performance or achievement could differ materially from these forward-looking statements. The risks and uncertainties to which forward-looking statements are subject include the following, without limitation:
•changes in general economic, business and political conditions, including those resulting from COVID-19 or other pandemics, a recession, intensified international hostilities, including the Russia-Ukraine war, acts of terrorism, increased rates of inflation or interest, changes in either or both the United States and international lending, capital and financial markets or currency fluctuations;
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
•uncertainties as to the timing of the potential separation of the Merchant Solutions business or whether it will be completed;
•risks associated with the impact, timing or terms of the proposed spin-off;
•risks associated with the expected benefits and costs of the proposed spin-off, including the risk that the expected benefits of the proposed spin-off will not be realized within the expected timeframe, in full or at all, and the risk that conditions to the proposed spin-off will not be satisfied and/or that the proposed spin-off will not be completed within the expected timeframe, on the expected terms or at all;
•the expected qualification of the proposed spin-off as a tax-free transaction for U.S. federal income tax purposes, including whether or not an IRS ruling will be obtained;
•the risk that any consents or approvals required in connection with the proposed spin-off will not be received or obtained within the expected timeframe, on the expected terms or at all;
•risks associated with expected financing transactions undertaken in connection with the proposed spin-off and risks associated with indebtedness incurred in connection with the proposed spin-off, including the potential inability to access or reduced access to the capital markets or increased cost of borrowings, including as a result of a credit rating downgrade;
•the risk that dis-synergy costs, costs of restructuring transactions and other costs incurred in connection with the proposed spin-off will exceed our estimates or otherwise adversely affect our business or operations;
•the impact of the proposed spin-off on our businesses and the risk that the proposed spin-off may be more difficult, time-consuming or costly than expected, including the impact on our resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, governmental authorities, suppliers, employees and other business counterparties;
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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

FIS' corporate headquarters is located at 347 Riverside Avenue, Jacksonville, Florida. In addition, FIS owns or leases support centers, data processing facilities and other facilities at approximately 110 locations. We believe our facilities and equipment are generally well maintained and are in good operating condition. We believe that the equipment we own and our various facilities are adequate for our present and foreseeable business needs.

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

As of January 31, 2023, there were approximately 10,020 shareholders of record of our common stock.

In January 2023, the Board of Directors approved a quarterly dividend of $0.52 per share beginning with the first quarter of 2023. A regular quarterly dividend of $0.52 per common share is payable on March 24, 2023, to shareholders of record as of the close of business on March 10, 2023. We currently expect to continue to pay quarterly dividends at a target payout ratio consistent with our previously announced capital allocation strategy. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The share repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the share repurchase program, the Company repurchased approximately 21 million shares for an aggregate of $1.8 billion in 2022 and approximately 15 million shares for an aggregate of $2.0 billion during 2021. Approximately 64 million shares remain available for repurchase as of December 31, 2022.

The graph below compares the cumulative 5-year total return of holders of Fidelity National Information Services, Inc.'s common stock with the cumulative total returns of the S&P 500 index and S&P Composite 1500 Data Processing & Outsourced Services index. The graph assumes that the value of the investment in our common stock and in each index (including reinvestment of dividends) was $100 on December 31, 2017, and tracks it through December 31, 2022.

12/17	12/18	12/19	12/20	12/21	12/22

Fidelity National Information Services, Inc.	100	110.32	151.33	155.50	121.45	77.18
S&P 500	100	95.62	125.72	148.85	191.58	156.89
S&P Composite 1500 Data Processing & Outsourced Services	100	113.64	164.31	204.73	197.48	164.76
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following section discusses management's view of the financial condition and results of operations of FIS and its consolidated subsidiaries as of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021 and 2020, unless otherwise noted.

This section should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Statement Regarding Forward-Looking Information" and "Risk Factors" in Item 1A of this Annual Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause future results to differ materially from those reflected in this section.

Business Trends and Conditions

Our revenue is primarily derived from a combination of technology and processing solutions, transaction fees, professional services and software license fees. While we are a global company and do business around the world, the majority of our revenue is generated by clients in the U.S. The majority of our international revenue is generated by clients in the U.K., Germany, Australia, Brazil and Canada. In addition, the majority of our revenue has historically been recurring and has been provided under multi-year Banking and Capital Markets contracts that contribute relative stability to our revenue stream. These solutions, in general, are considered critical to our clients' operations. Although Merchant has a lesser percentage of multi-year contracts, substantially all of our Merchant revenue is recurring, derived from transaction processing fees that fluctuate with the number or value of transactions processed, among other variable measures associated with consumer activity. Professional services revenue is typically non-recurring, though recognition often occurs over time rather than at a point in time. Sales of software licenses are typically non-recurring with point-in-time recognition and are less predictable.

The U.S. and Europe, the two largest geographic areas for our businesses, are experiencing slower economic growth and higher rates of inflation than in recent years. In 2022, we began to experience lengthening sales cycles in Banking and Capital Markets, particularly across large transactions with a total contract value in excess of $50 million. We also experienced increased wages and benefits costs compared to 2021, which management believes is in part due to inflation and in part due to competitive job markets for the skilled employees who support our businesses. We experienced increases in non-labor-related costs compared to 2021 as well. Given the nature of our varied businesses, the magnitude of future effects of slower economic growth, including elongated sales cycles, and of inflation are difficult to predict, although they have had and are expected to continue to have an adverse effect on our results of operations. In 2022, the strengthening of the U.S. dollar had, and, to the degree it continues to strengthen, is expected to continue to have, a negative impact on our revenue and earnings, and rising interest rates had, and are expected to continue to have, a negative impact on our earnings.

In 2022, we also recorded a goodwill impairment charge of $17.6 billion related to the Merchant Solutions reporting unit. The impairment reflects our intermediate-term expectation of lower growth in the segment, particularly related to the SMB sub-segment. See "Goodwill Impairment" in our Critical Accounting Policies and Note 6 to the consolidated financial statements for further details. The Merchant segment posted revenue growth of 6% in 2022 compared to the prior year, net of (3%) growth impact of unfavorable foreign currency movements, with a deceleration over the second half of the year, particularly in the fourth quarter. The slowing growth primarily reflects a decline in SMB sub-segment revenues, attributable to slower economic growth and competitive pressures. Additionally, our Enterprise sub-segment was negatively impacted by a decline in U.K.- derived revenue, principally reflecting softer economic conditions in the region. We anticipate these trends to continue into 2023. In addition, the war in Ukraine has negatively affected, and as long as it continues will continue to negatively affect, our Merchant business.

As a result of the factors noted above, for the Company as a whole, we expect 2023 revenue growth will be substantially slower than 2022, and we expect to experience margin compression in 2023 as compared to 2022. Over the longer term, we expect improvements in revenue growth and margins in response to improving economic conditions and planned management actions, including our Future Forward program discussed below.

On February 13, 2023, we announced plans to spin off our Merchant Solutions business. The planned separation is intended to create two independent, publicly traded companies with enhanced strategic and operational focus and to enable more tailored capital allocation and investment decisions to unlock growth. While we believe the spin-off will be beneficial to both FIS and, following the spin, to the Merchant business, and therefore indirectly to our shareholders, it will result in some one-time costs and revenue and expense dis-synergies. The latter are expected to include higher interest expense as a result of replacing lower coupon FIS debt with higher coupon Merchant debt, in part due to the current interest rate environment. FIS and SpinCo are expected to maintain a commercial relationship to ensure continuity for clients. We expect the spin-off to be completed within the next 12 months. The proposed spin-off is subject to customary conditions, including final approval by our Board of Directors, receipt of a tax opinion and a private letter ruling from the Internal Revenue Service, the filing and effectiveness of a Form 10 registration statement with the SEC and obtaining of all required regulatory approvals. No assurance can be given that a spin-off will in fact occur, or that it will achieve the anticipated benefits, on our desired timetable or at all. See "Risk Factors—Risks Related to the Planned Spin-Off of our Merchant Business" in Item 1A of this Annual Report.

In November 2022, we launched an enterprise-wide efficiency program, Future Forward, with a focus on streamlining operations, accelerating time to market of new solutions and improving profitability and cash flow. We are targeting cash savings from Future Forward of $1.25 billion by year-end 2024, consisting of $600 million of operating expense savings (run rate as of end of 2024), $300 million of capital expense savings (run rate as of end of 2024) and $350 million of cumulative savings by year-end 2024 from the reduction or elimination of acquisition, integration and transformation-related expenses, in each case prior to the effects of the proposed spin-off of the Merchant Solutions business, which we believe will reduce the available savings.

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

Following the successful modernization of our IT infrastructure and consolidation of our data centers, we are now accelerating the modernization of our strategic applications and sunsetting of our redundant platforms. Our multi-year platform modernization initiative is designed to create a componentized, cloud-native set of capabilities that can be consumed by clients as end-to-end business applications or as individual components. Although our platform modernization has resulted and will continue to result in additional near-term costs, we expect it will continue to result in improvements in our operational efficiencies over time.

We continue to invest in modernization, innovation and integrated solutions to meet the demands of the markets we serve and compete with global banks, financial and other technology providers, and emerging technology innovators. We invest both organically and through investment opportunities in companies building complementary technologies in the financial services space. Our internal efforts in research and development activities have related primarily to the modernization of our proprietary core systems in each of our segments, design and development of next-generation digital and innovative solutions and development of processing systems and related software applications and risk management platforms. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems to address emerging technology trends in response to the needs of our clients and to enhance the capabilities of our outsourcing infrastructure.

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

Consolidation within the banking industry has occurred and may continue, primarily in the form of merger and acquisition activity among financial institutions, which we believe would broadly be detrimental to the profitability of the financial technology industry. However, consolidation resulting from specific merger and acquisition transactions may be beneficial to our business. When consolidations of financial institutions occur, merger partners often operate systems obtained from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit by their expanding the use of our solutions if such solutions are chosen to survive the consolidation and to support the newly combined entity. Conversely, we may lose revenue if we are providing solutions to both entities, or if a client of ours is involved in a consolidation and our solutions are not chosen to support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation may have greater leverage in negotiating terms or could decide to perform in-house some or all of the solutions that we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive solutions to take advantage of specific opportunities at the surviving company.

We continue to see demand in the payments market for innovative solutions that will deliver faster, more convenient payment options in mobile channels, internet applications, in-store cards, and digital currencies. The payment processing industry is adopting new technologies, developing new solutions, evolving new business models, and being affected by new market entrants and by an evolving regulatory environment. As merchants and financial institutions respond to these changes by seeking solutions to help them enhance their own offerings to consumers, including the ability to accept card-not-present ("CNP") payments in eCommerce and mobile environments as well as contactless cards and mobile wallets at the point of sale, FIS believes that payment processors will seek to develop additional capabilities in order to serve clients' evolving needs. To facilitate this expansion, we believe that payment processors will need to enhance their technology platforms so they can deliver these capabilities and differentiate their offerings from other providers.

We believe that these market changes present both an opportunity and a risk for us, and we cannot predict which emerging technologies or solutions will be successful. However, FIS believes that payment processors, like FIS, that have scalable, integrated business models, provide solutions across the payment processing value chain and utilize broad distribution capabilities will be best-positioned to enable emerging alternative electronic payment technologies in the long term. Further, FIS believes that its depth of capabilities and breadth of distribution will enhance its position as emerging payment technologies are adopted by merchants and other businesses. FIS' ability to partner with non-financial institution enterprises, such as mobile payment providers and internet, retail and social media companies, continues to create attractive growth opportunities as these new entrants seek to become more active participants in the development of alternative electronic payment technologies and to facilitate the convergence of retail, online, mobile and social commerce applications.

Globally, attacks on information technology systems, such as those operated by FIS, continue to grow in frequency, complexity and sophistication. This is a trend we expect to continue. These circumstances present both a threat and an opportunity for FIS. We maintain significant focus on and investment in information security that is designed to mitigate threats to our systems and solutions. Through the expertise we have gained with this ongoing focus and investment, we have developed and offer fraud, security, risk management and compliance solutions to target the growth opportunity in the financial services industry.

Critical Accounting Policies and Estimates

The accounting policies and estimates described below are those we consider critical in preparing our consolidated financial statements. These policies require management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual amounts could differ from those estimates. See Note 2 to the consolidated financial statements for a more detailed description of the significant accounting policies that have been followed in preparing our consolidated financial statements.

Revenue Recognition

The most critical judgments required in applying ASC 606, Revenue Recognition from Customers, and our revenue recognition policy relate to the determination of distinct performance obligations and the evaluation of the standalone selling price for each performance obligation.

The determination as to whether individual promised solutions or services can be considered distinct or should instead be combined with other promised solutions or services in a contract may require judgment. We assess the solutions and services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a solution or service (or bundle of solutions or services) that is distinct - i.e., if a solution or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer.

The transaction price (including any discounts or rebates) is allocated among distinct solutions and solutions in a contract that includes multiple performance obligations based on their relative standalone selling prices. Judgment may be required to determine standalone selling prices for each performance obligation and whether it depicts the amount we expect to receive in exchange for the related good or service. For performance obligations that are not sold separately, we estimate the standalone selling prices considering all reasonably available information and maximizing observable inputs using various approaches including historical pricing, cost plus margin, adjusted market and residual approaches. The cost-plus-margin approach, in particular, requires judgment, including the estimation of the costs required to complete the performance obligation. These estimates are based primarily on the scope and complexity of the obligation, platform migration timelines, expected account or transaction volumes, and internal and external labor rates. We have not made significant changes in our cost estimates under this approach in the reporting period. For significant contracts for which the cost-plus-margin approach was used to estimate the standalone selling price, a 10% change in our cost assumptions would not have a significant impact on the amount reported during the period.

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

See Note 3 to the consolidated financial statements for discussion of the Payrix acquisition in 2021. The Payrix acquisition is not considered material to warrant additional disclosure regarding estimation uncertainty.

Goodwill Impairment

The Company assesses goodwill for impairment by reporting unit on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. Our reporting units are the same as our primary operating segments, with additional reporting units for certain non-strategic businesses within the Corporate and Other segment. Goodwill impairment assessments require a significant amount of management judgment, and a meaningful change in one or more of the underlying forecasts, estimates, or assumptions used in testing goodwill for impairment could result in a material impact on the Company's results of operations and financial position. Pursuant to our annual goodwill impairment test performed as of October 1, 2022, and supplemented by a further impairment test performed as of December 31, 2022, we recorded a total goodwill impairment charge of $17.6 billion in the fourth quarter of 2022 for the Merchant reporting unit. In the fourth quarter of 2020, we recorded $94 million in goodwill impairment related to certain non-strategic businesses in the Corporate and Other segment. For the remaining reporting units for all periods presented, goodwill was not impaired.

Our annual impairment test may first consider qualitative factors to determine whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and events affecting the reporting unit or Company as a whole, including a sustained decrease in stock price. As a result of the qualitative assessment, if we conclude that it is more likely than not that the reporting unit's fair value is less than its carrying amount as a result of the qualitative assessment, or we elect to bypass the qualitative assessment for a reporting unit, then we must perform a quantitative assessment for that reporting unit.

When a quantitative assessment is triggered or elected, we typically engage third-party valuation specialists to assist us in determining the fair value of the reporting unit based on the weighted average of two valuation techniques: an income approach (also known as the discounted cash flow method) and a market approach. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach uses earnings multiples of similarly situated guideline public companies. The income approach involves the use of significant estimates and assumptions regarding forecasted revenue, growth rates, operating margins, capital expenditures, and other factors used to calculate estimated future cash flows. In addition, risk-adjusted discount rates and future economic and market conditions and other assumptions are applied. The market approach involves the selection of guideline public companies and earnings multiples considering factors such as markets of operation, solutions offered, and risk profiles. The income approach used to assess goodwill for impairment is a critical estimate because the forecasted revenue growth rate and margin assumptions (including long-term growth assumptions) underlying the estimated future cash flows are subject to management’s judgment based upon the best available market information, internal forecasts and operating plans. A deterioration in these assumptions could adversely impact our results. The income approach is also particularly sensitive to the risk-adjusted discount rate selected.

For our Banking and Capital Markets reporting units, for which previous third-party valuations have historically indicated substantial excess of fair value over carrying amounts, our 2020 qualitative annual assessment concluded that it remained more likely than not that the fair value of each of the reporting units continued to exceed their respective carrying amounts. For 2021, we again performed a qualitative annual assessment of these reporting units and concluded that it remained more likely than not that the fair values of these reporting units continued to exceed their respective carrying amounts. For 2022, we performed a quantitative annual assessment which again concluded that the fair values of these reporting units substantially exceeded their respective carrying amounts. Given the substantial excess of fair value over carrying amounts, we believe the likelihood of obtaining materially different results based on a change of assumptions to be low.

For Merchant, we began our 2020 annual assessment with a quantitative assessment due to the economic impact of the COVID-19 pandemic on our Merchant business and its primary operations being recently acquired as part of the Worldpay acquisition. As a result of the assessment, the fair value of the reporting unit was estimated to be in excess of its carrying amount by approximately 4%. The fair value was determined with the assistance of third-party valuation specialists, using an equal weighting of the income and market approaches based on an evaluation of the availability and relevance of guideline public companies having similar risks, participating in similar markets, and providing similar solutions for their customers. Under the income approach for the Merchant reporting unit, management estimated the fair value by forecasting future cash flows using internal forecasts, which were developed considering historical operating performance, expected economic conditions and industry and market trends, including the impact of the COVID-19 global pandemic and expected impact of planned business initiatives. At the end of the forecast period, we used a 2% long-term growth rate to determine the terminal value based on an evaluation of the minimum expected terminal growth rate of the Merchant reporting unit, as well as broader economic considerations such as inflation and foreign exchange rates. In computing the present value of estimated future cash flows, we used a risk-adjusted discount rate of 7% based on an assessment of the weighted average cost of capital for the Merchant reporting unit and relevant guideline public companies. We believe the discount rate used in our 2020 quantitative test was commensurate with the risks and uncertainties inherent in the Merchant business and in our internally developed forecasts, though the rate is subject to change in future periods based on changes in the U.S. Treasury rate, inflation, and other factors. As a result of this quantitative assessment, we determined that goodwill was not impaired as of December 31, 2020.

For 2021, we began our annual assessment of the Merchant reporting unit with a qualitative assessment and concluded that it remained more likely than not that the fair value of the reporting unit continued to exceed its carrying amount. In addition to the above-noted factors that are considered when performing a qualitative assessment, we considered our actual operating results and updated internal forecasts as compared to prior internal forecasts and other assumptions used in the 2020 quantitative annual assessment and estimated that the fair value of the reporting unit more likely than not exceeded its carrying amount by a similar percentage as determined by the prior year’s quantitative assessment. Thus, we determined that goodwill was not impaired as of December 31, 2021.

The Merchant reporting unit remained at risk for future goodwill impairment as it was reasonably possible that future developments could have a material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment and could result in future goodwill impairment; accordingly, we continued to evaluate through the first three quarters of 2022 whether events and circumstances at each interim reporting date indicated a potential goodwill impairment, concluding based on our assessments that it remained more likely than not that the fair value of the Merchant reporting unit continued to exceed its carrying amount, which carrying amount had declined by approximately $3.7 billion or 9% since the 2020 quantitative assessment due to changes in foreign currency and amortization of purchased intangibles.

We elected to begin our 2022 annual Merchant reporting unit assessment with a quantitative assessment. We began this assessment by considering the projected impact of worsening macroeconomic conditions, including rising interest rates, inflation, and slowing growth in the U.S. and Europe, as well as a sustained decline in our market capitalization and the effects of changing market dynamics. Our assessment was based on a 50/50 weighting of the income approach and market approach and incorporated information that was known as of October 1, 2022. This analysis indicated an impairment related to our Merchant reporting unit. As a result of continued deterioration in the macroeconomic outlook, a further decline in our market capitalization and slowing growth in our Merchant business during the fourth quarter of 2022, we reperformed our quantitative goodwill impairment analysis as of December 31, 2022. Our updated analysis incorporated updated internal forecasts of future cash flows, which considered fourth quarter operating performance, expected impact of planned business initiatives, revised expectations of economic conditions, as well as updated market capitalization. Our assessment was again based upon 50/50 weighting of the income approach and market approach, and the fair values estimated during our quantitative assessments during the fourth quarter were determined with the assistance of third-party valuation specialists. As of December 31, 2022, the fair value of the Merchant reporting unit was estimated to be less than its carrying value, and we recorded a total goodwill impairment charge of $17.6 billion in the fourth quarter of 2022. As a result, the Merchant reporting unit’s carrying value as of December 31, 2022, is equal to its fair value, and the reporting unit is at a heightened risk of future impairment if certain assumptions and estimates were to change.

The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill. We continue to monitor macroeconomic deterioration, including continued rise in interest rates and inflation or a prolonged economic downturn or recession in the U.S. or Europe, as well as further reductions in our market capitalization or other factors, including those listed in "Statement Regarding Forward-Looking Information" and "Risk Factors" in Item 1A of this Annual Report. These could have a material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment and could result in further goodwill impairment in the future.

In our 2022 valuations, we used a 2% long-term growth rate at the end of the forecast period to determine the terminal value and a 9% risk-adjusted discount rate to compute the present value of the estimated future cash flows. We believe the discount rate used was commensurate with the risks and uncertainties inherent in the Merchant business and in our internally developed forecasts, though the rate is subject to change in future periods based on changes in the U.S. Treasury rate, inflation, and other factors. Holding all other assumptions in the 2022 fair value measurement constant, changes in the assumptions below would reduce the fair value of the Merchant reporting unit and result in impairment charges of approximately (in millions):

25 basis point reduction in revenue growth rate during each discrete forecast period	$237
25 basis point reduction in margin percentage across all future periods	$77
25 basis point increase in the discount rate	$416
Related-Party Transactions

We are a party to certain historical related-party agreements as discussed in Note 18 to the consolidated financial statements.

Consolidated Results of Operations

This section generally discusses fiscal year 2022 compared to 2021. Discussions of fiscal year 2021 compared to 2020 not included herein can be found in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for fiscal year 2021, filed with the SEC on February 23, 2022.

	Year ended December 31,
	2022	2021	$ Change	% Change
	(In millions)
Revenue	$14,528	$13,877	$651	5%
Cost of revenue	(8,820)	(8,682)	(138)	2
Gross profit	5,708	5,195	513	10
Gross profit margin	39%	37%
Selling, general and administrative expenses	(4,118)	(3,938)	(180)	5
Asset impairments	(17,709)	(202)	(17,507)	NM
Operating income (loss)	(16,119)	1,055	(17,174)	NM
Operating margin	NM	8%

Revenue

Revenue increased primarily due to the ramp-up of new client wins in Banking, increased Merchant volumes and strong new sales in Capital Markets driving recurring revenue growth. Revenue was negatively impacted by unfavorable foreign currency movements, primarily related to a stronger U.S. Dollar versus the British Pound Sterling and Euro. See "Segment Results of Operations" below for more detailed explanation.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue increased due to the revenue variances noted above and cost inflation, partially offset by lower intangible asset amortization resulting primarily from foreign currency movements. Gross profit increased primarily due to revenue variances noted above. Gross profit margin increased primarily due to revenue growth in the Capital Markets segment and lower intangible asset amortization resulting primarily from foreign currency movements, partially offset by cost inflation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased primarily due to higher compensation and acquisition-related expenses. The 2021 period included accelerated stock compensation expense recorded associated with the establishment of the Qualified Retirement Equity Program that modified our existing stock compensation plans as described in Note 17 to the consolidated financial statements.

Asset Impairments

During 2022, the Company recorded a $17.6 billion impairment of goodwill related to the Merchant Solutions segment resulting from a decline in the estimated fair value of the reporting unit based on slowing growth projections for the business driven by worsening macroeconomic conditions, including rising interest rates, inflation, and slowing growth in the U.S. and Europe, as well as a sustained decline in our market capitalization and the effects of changing market dynamics affecting our SMB portfolio, which is migrating from card-present offerings to embedded payments. For more details, see "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Goodwill Impairments." For the year ended December 31, 2022, the Company also recorded $121 million of impairments related to real estate, a non-strategic business and certain software assets. During 2021, the Company recorded $202 million of asset impairments for certain software and deferred contract cost assets driven by the Company's platform modernization.

Operating Income and Operating Margin

The annual change in operating income resulted from the revenue and cost variances noted above. The operating margin during 2022 included higher asset impairments partially offset by lower intangible asset amortization compared to the prior-year period.

Total Other Income (Expense), Net

	Year ended December 31,
	2022	2021	$ Change	% Change
Other income (expense):	(In millions)
Interest expense, net	$(275)	$(214)	$(61)	29%
Other income (expense), net	63	(52)	115	NM
Total other income (expense), net	$(212)	$(266)	54	(20)

The increase in interest expense, net is primarily due to increased interest expense on senior notes refinanced in 2022 and our variable rate instruments.

Other income (expense), net includes net (losses) gains of $(26) million and $218 million for the years ended December 31, 2022 and 2021, respectively, on equity security investments without readily determinable fair values. The net loss recorded during 2022 included a $78 million impairment loss. Other income (expense) also includes the impact of changes in fair value of certain preferred stock assets and related liabilities owed to former legacy Worldpay owners, representing a net gain of $64 million and $53 million for the years ended December 31, 2022 and 2021, respectively. For 2021, Other income (expense), net includes a gain on the sale of our equity ownership interest in Cardinal Holdings of approximately $225 million (see Note 18 to the consolidated financial statements) and a loss on extinguishment of debt of approximately $528 million relating to tender premiums, make-whole amounts, and fees; the write-off of unamortized bond discounts and debt issuance costs; and losses on related derivative instruments. The foregoing loss resulted from the debt refinancing activity we undertook in the first quarter of 2021 (see Note 12 to the consolidated financial statements), which substantially reduced our ongoing interest expense. Other income (expense), net also includes fair value adjustments on certain other non-operating assets and liabilities and foreign currency transaction remeasurement gains.

Provision (Benefit) for Income Taxes

	Year ended December 31,
	2022	2021	$ Change	% Change
	(In millions)
Provision (benefit) for income taxes	$377	$371	$6	NM
Effective tax rate	(2)%	47%

The effective tax rate for 2022 includes the impact of the entire tax effect of the goodwill impairment charge included in pre-tax earnings due to the book basis in excess of tax basis of the goodwill impaired in Merchant Solutions. The effective tax rate for 2021 includes the one-time net remeasurement of certain deferred tax liabilities due to the increase in the U.K. corporate statutory tax rate from 19% to 25% effective April 1, 2023, enacted on June 10, 2021.

Segment Results of Operations

This section generally discusses fiscal year 2022 compared to 2021. Discussions of fiscal year 2021 compared to 2020 not included herein can be found in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for fiscal year 2021, filed with the SEC on February 23, 2022.

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

Banking Solutions

	Years ended December 31,		$ Change	% Change
			2022 vs	2022 vs
	2022	2021	2021	2021
	(In millions)
Revenue	$6,706	$6,396	$310	5%
Adjusted EBITDA	$2,854	$2,874	(20)	(1)
Adjusted EBITDA margin	42.6%	44.9%
Adjusted EBITDA margin basis points change	(230)

Revenue increased 5%, overcoming a (2%) growth headwind associated with pandemic-related revenue. Recurring revenue contributed 4% to growth, primarily due to the ramp-up of several large contracts. Professional services revenue contributed 1% to growth, and non-recurring revenue contributed 1% to growth. Revenue was negatively impacted by foreign currency movements, which contributed (1%) to growth primarily related to a stronger U.S. Dollar versus the Euro and the British Pound Sterling.

Adjusted EBITDA and Adjusted EBITDA margin decreased as the revenue impacts noted above were offset by lower-margin revenue mix and cost inflation.

Merchant Solutions

	Years ended December 31,		$ Change	% Change
			2022 vs	2022 vs
	2022	2021	2021	2021
	(In millions)
Revenue	$4,773	$4,496	$277	6%
Adjusted EBITDA	$2,258	$2,262	(4)	—
Adjusted EBITDA margin	47.3%	50.3%
Adjusted EBITDA margin basis points change	(300)

Revenue increased primarily due to the ongoing global economic recovery from the COVID-19 pandemic. Global eCommerce volumes, including those related to our Payrix acquisition, contributed 6% to growth, Enterprise volumes contributed 2% to growth and SMB volumes contributed 1% to growth. Revenue was negatively impacted by unfavorable foreign currency movements, which contributed (3%) to growth primarily related to a stronger U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA and Adjusted EBITDA margin decreased as the revenue impacts noted above were offset by accelerated investment in e-commerce and Payrix sales channels to capitalize on developing secular growth trends, lower-margin revenue mix and cost inflation.

On February 13, 2023, we announced our plans to spin off the Merchant business, with the intention to create a new, publicly traded company. We expect the spin-off to be completed within the next 12 months. The proposed spin-off is subject to customary conditions, including final approval by our Board of Directors, receipt of a tax opinion and a private letter ruling from the Internal Revenue Service, the filing and effectiveness of a Form 10 registration statement with the SEC and obtaining of all required regulatory approvals. No assurance can be given that a spin-off will in fact occur on our desired timetable or at all. See "Risk Factors—Risks Related to the Planned Spin-Off of our Merchant Business" in Item 1A of this Annual Report and "Business Trends and Conditions" in Item 7.

Capital Market Solutions

	Years ended December 31,		$ Change	% Change
			2022 vs	2022 vs
	2022	2021	2021	2021
	(In millions)
Revenue	$2,763	$2,624	$139	5%
Adjusted EBITDA	$1,375	$1,271	104	8
Adjusted EBITDA margin	49.8%	48.4%
Adjusted EBITDA margin basis points change	140

Revenue increased primarily due to recurring revenue which contributed 7% to growth from strong new sales momentum. Revenue was also negatively impacted by unfavorable foreign currency movements, which contributed (2%) to growth primarily related to a stronger U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to continued expense management and operating leverage.

Corporate and Other

	Years ended December 31,		$ Change	% Change
			2022 vs	2022 vs
	2022	2021	2021	2021
	(In millions)
Revenue	$286	$361	$(75)	(21)%
Adjusted EBITDA	$(292)	$(290)	(2)	1

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from certain non-strategic businesses.

Revenue decreased primarily due to divestitures of non-strategic businesses in 2022 as well as client attrition in our non-strategic businesses.

Adjusted EBITDA decreased as a result of the revenue impacts noted above, and higher corporate costs were more than offset by foreign currency movements impacting corporate and infrastructure expenses related to a stronger U.S. Dollar versus the British Pound Sterling and Indian Rupee.

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
As of December 31, 2022, the Company had $3,653 million of available liquidity, including $2,188 million of cash and cash equivalents and $1,465 million of capacity available under its Revolving Credit Facility. Approximately $1,491 million of cash and cash equivalents is held by our foreign entities, including amounts related to regulatory requirements. The majority of our domestic cash and cash equivalents relates to settlement payables and net deposits-in-transit, which are typically settled within a few business days. Debt outstanding totaled $20.1 billion, with an effective weighted average interest rate of 2.6%.
We believe that our current level of cash and cash equivalents plus cash flows from operations will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service payments for the next 12 months and the foreseeable future.

In January 2023, the Board of Directors approved a quarterly dividend of $0.52 per share beginning with the first quarter of 2023. A regular quarterly dividend of $0.52 per common share is payable on March 24, 2023, to shareholders of record as of the close of business on March 10, 2023. We currently expect to continue to pay quarterly dividends at a target payout ratio consistent with our previously announced capital allocation strategy. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The share repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the share repurchase program, the Company repurchased approximately 21 million shares for an aggregate of $1.8 billion in 2022 and approximately 15 million shares for an aggregate of $2.0 billion during 2021. Approximately 64 million shares remain available for repurchase as of December 31, 2022. Our current plan for 2023 is to reorient our use of excess cash flow from share repurchases to debt reduction, in part given our outlook for business trends in 2023. Although we continue to evaluate the optimal capital structure for our Merchant business following the proposed spin-off, we intend to maintain investment grade debt ratings for FIS. The spin-off will also result in significant one-time costs that we will be required to fund.

Cash Flows from Operations

Cash flows from operations were $3,939 million, $4,810 million and $4,442 million in 2022, 2021 and 2020, respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization and other non-cash items including asset impairments. Cash flows from operations decreased $871 million in 2022 and increased $368 million in 2021. The 2022 decrease in cash flows from operations is primarily due to a decrease in net earnings and settlement timing, partially offset by working capital. The 2021 increase in cash flows from operations is primarily due to an increase in net earnings, partially offset by working capital and settlement timing.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for software (purchased and internally developed) and additions to property and equipment. We invested approximately $1,390 million, $1,251 million and $1,129 million in capital expenditures (excluding other financing obligations for certain hardware and software) during 2022, 2021 and 2020, respectively. We expect to continue investing in property and equipment, purchased software and internally developed software to support our business.

In 2022, we received approximately $726 million of net cash reflected as investing activities due to the settlement of existing cross-currency interest rate swaps. See Note 13 to the consolidated financial statements. In 2021, we received approximately $367 million of cash for the net proceeds from the sale of our equity ownership interest in Cardinal Holdings. We used approximately $767 million and $469 million of cash (net of cash acquired, including restricted cash) during 2021 and 2020, for the Payrix and Virtus acquisitions, respectively. See Note 3 to the consolidated financial statements.

Financing

For more information regarding the Company's debt and financing activity, see "Risk Factors—Risks Related to Our Indebtedness" in Item 1A and "Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk" in Item 7A of this Annual Report and Notes 12 and 13 to the consolidated financial statements.

Contractual Obligations

FIS' long-term contractual obligations generally include its long-term debt, interest on long-term debt, lease payments on certain of its property and equipment and payments for certain purchase commitments and other obligations. See Notes 12, 14 and 16 to the consolidated financial statements for information on our long-term debt, operating leases and Tax Receivable Agreement obligations, respectively. The following table summarizes FIS' other significant contractual obligations and commitments as of December 31, 2022 (in millions):

		Payments Due in
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Interest (1)	$3,607	$363	$584	$527	$2,133
Purchase commitments (2)	828	430	326	72	—
Total	$4,435	$793	$910	$599	$2,133
1.The calculations above assume that (a) applicable margins and commitment fees remain constant; (b) all floating-rate debt is priced at the rates in effect as of December 31, 2022; (c) no refinancing occurs at debt maturity; (d) only mandatory debt repayments are made; (e) no new hedging transactions are effected; and (f) there are no currency effects.
2.Includes obligations principally related to software, maintenance support, and telecommunication and network services as well as to third-party processors to provide gateway authorization and other processing services. Also includes the capital obligation related to the construction of our new headquarters.

Recent Accounting Pronouncements

No new accounting pronouncement adopted, issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

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

Our fixed-rate senior notes (as included in Note 12 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of December 31, 2022. The carrying value, excluding the fair value of the interest rate swaps described below and unamortized discounts, of our senior notes was $16.7 billion as of December 31, 2022. The fair value of our senior notes was approximately $14.8 billion as of December 31, 2022. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, and Revolving Credit Facility (as included in Note 12 to the consolidated financial statements) and the notional amounts of our interest rate swaps designated as fair value hedges (collectively, "variable-rate debt"). At December 31, 2022, our weighted-average cost of debt was 2.6% with a weighted-average maturity of 5.7 years; 65% of our debt was fixed rate, and the remaining 35% was variable-rate debt, inclusive of fair value adjustments of interest rate swaps. A 100 basis-point increase in the weighted-average interest rate on our variable-rate debt would have increased our 2022 annual interest expense by $75 million. We performed the foregoing sensitivity analysis based solely on the outstanding balance of our variable-rate debt as of December 31, 2022. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on the outstanding balance of our variable-rate debt as of December 31, 2021, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $78 million.

As of December 31, 2022, the following interest rate swaps converting the interest rate exposure on certain of our senior notes from fixed to variable were outstanding (in millions):

		Weighted	Weighted
Notional Amount by		Average	Average
Currency	Maturities	Receive Rate	Pay Rate
$1,854	2029 - 2031	2.74%	6.26%
£925	2029 - 2031	3.00%	5.88%
€500	2024	1.10%	2.26%

By entering into the aforementioned swap agreements, we have assumed risks associated with variable interest rates based upon LIBOR, or Daily Compounded SONIA as applicable based on the phase-out of LIBOR rates, or Euribor. Changes in the overall level of interest rates affect the interest expense that we recognize. We designated the interest rate swaps as fair value hedges for accounting purposes as described in Note 13 to the consolidated financial statements. A 100 basis-point increase in the 3-month USD LIBOR rate, Daily Compounded SONIA rate (previously 6-month GBP LIBOR rate), and 3-month Euribor rate, as applicable, for the interest rate swaps outstanding as of December 31, 2022 and 2021, would increase our annual interest expense by approximately $35 million and $37 million, respectively.

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
Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. During the years ended December 31, 2022, 2021 and 2020, we generated approximately $2,820 million, $2,833 million and $2,432 million, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Brazilian Real, Australian Dollar and Indian Rupee. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the years ended December 31, 2022, 2021 and 2020 (in millions):

Currency	2022	2021	2020
Pound Sterling	$178	$177	$141
Euro	31	34	35
Real	15	14	12
Rupee	9	11	10
Australian Dollar	10	8	7
Total increase or decrease	$243	$244	$205

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

Opinion on Internal Control Over Financial Reporting

We have audited Fidelity National Information Services, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of earnings (loss), comprehensive earnings (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 27, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Fidelity National Information Services, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings (loss), comprehensive earnings (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over revenue

As discussed in Note 4 to the consolidated financial statements, the Company’s revenue consists of the following types of revenue streams: i) transaction processing and services, ii) professional services, iii) software maintenance, iv) software license, and v) other recurring and non-recurring.

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

The following are the primary procedures we performed to address this critical audit matter. Based on our knowledge of the Company, we applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. Specifically, we:

•evaluated the design and tested the operating effectiveness of certain internal controls within relevant revenue recognition processes, including general IT controls and IT application controls

•involved IT professionals, who assisted in the identification and testing of certain IT systems and related controls that are used by the Company in its revenue recognition process

•selected certain individual contracts and read the underlying contract and other documents that were part of the contract for each selection and evaluated the consistency of the revenue recognition determinations with the Company’s accounting policies and revenue recognition requirements

•assessed the recorded revenue by selecting a sample of transactions and comparing the amounts recognized for consistency with the Company’s accounting policies and underlying documentation, including contracts with customers and other relevant and reliable third-party data

•evaluated the sufficiency of the audit evidence obtained by assessing the results of procedures performed over revenue.

Goodwill impairment charge for the Merchant Solutions reporting unit

As discussed in Notes 2(h) and 6 to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis or more frequently if circumstances indicate potential impairment. An impairment charge is recognized when and to the extent a reporting unit's carrying amount is determined to exceed its fair value. The Company estimates the fair value of a reporting unit using a weighting of fair values derived from income and market approaches. As a result of its annual impairment testing, the Company recorded a goodwill impairment charge for the Merchant Solutions reporting unit of $17.6 billion for the year ended December 31, 2022.

We identified the evaluation of the goodwill impairment charge for the Merchant Solutions reporting unit as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the reporting unit’s forecasted revenue growth rates and discount rate used in the income approach. Changes to these assumptions could have had a significant impact on the estimated fair value of the Merchant Solutions reporting unit.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's goodwill impairment process, including the controls related to the determination of the reporting unit’s forecasted revenue growth rates and discount rate. We performed a sensitivity analysis over the reporting unit’s forecasted revenue growth rates and discount rate to assess the impact that changes to the assumptions would have had on the impairment charge. We evaluated the Merchant Solutions reporting unit's forecasted revenue growth rates by comparing them to:

•the reporting unit’s historical revenues

•internal communications to management and the Board of Directors

•growth rates of comparable companies

•other industry market data

We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Merchant Solutions reporting unit's discount rate by comparing it to a discount rate that was independently developed using publicly available market data for comparable entities.

/s/  KPMG LLP

We have served as the Company's auditor since 2004.

Jacksonville, Florida
February 27, 2023

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2022 and 2021
(In millions, except per share amounts)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,188	$2,010
Settlement assets	5,855	4,020
Trade receivables, net of allowance for credit losses of $75 and $76, respectively	3,699	3,772
Other receivables	493	355
Prepaid expenses and other current assets	583	551
Total current assets	12,818	10,708
Property and equipment, net	862	949
Goodwill	34,276	53,330
Intangible assets, net	8,956	11,539
Software, net	3,238	3,299
Other noncurrent assets	2,048	2,137
Deferred contract costs, net	1,080	969
Total assets	$63,278	$82,931
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$2,754	$2,864
Settlement payables	6,752	5,295
Deferred revenue	788	779
Short-term borrowings	3,797	3,911
Current portion of long-term debt	2,133	1,617
Total current liabilities	16,224	14,466
Long-term debt, excluding current portion	14,207	14,825
Deferred income taxes	3,550	4,193
Other noncurrent liabilities	1,891	1,915
Total liabilities	35,872	35,399

Redeemable noncontrolling interest	180	174
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.01 par value, 750 shares authorized, 630 and 625 shares issued as of December 31, 2022 and 2021, respectively	6	6
Additional paid in capital	46,735	46,466
(Accumulated deficit) retained earnings	(14,971)	2,889
Accumulated other comprehensive earnings (loss)	(360)	252
Treasury stock, $0.01 par value, 39 and 16 common shares as of December 31, 2022 and 2021, respectively, at cost	(4,192)	(2,266)
Total FIS stockholders’ equity	27,218	47,347
Noncontrolling interest	8	11
Total equity	27,226	47,358
Total liabilities, redeemable noncontrolling interest and equity	$63,278	$82,931
See accompanying notes, which are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings (loss)
Years Ended December 31, 2022, 2021 and 2020
(In millions, except per share amounts)

	2022	2021	2020
Revenue	$14,528	$13,877	$12,552
Cost of revenue	8,820	8,682	8,348
Gross profit	5,708	5,195	4,204
Selling, general and administrative expenses	4,118	3,938	3,516
Asset impairments	17,709	202	136
Operating income	(16,119)	1,055	552
Other income (expense):
Interest income	25	2	5
Interest expense	(300)	(216)	(339)
Other income (expense), net	63	(52)	48
Total other income (expense), net	(212)	(266)	(286)
Earnings (loss) before income taxes and equity method investment earnings (loss)	(16,331)	789	266
Provision (benefit) for income taxes	377	371	96
Equity method investment earnings (loss)	—	6	(6)
Net earnings (loss)	(16,708)	424	164
Net (earnings) loss attributable to noncontrolling interest	(12)	(7)	(6)
Net earnings (loss) attributable to FIS common stockholders	$(16,720)	$417	$158

Net earnings (loss) per share-basic attributable to FIS common stockholders	$(27.68)	$0.68	$0.26
Weighted average shares outstanding-basic	604	616	619
Net earnings (loss) per share-diluted attributable to FIS common stockholders	$(27.68)	$0.67	$0.25
Weighted average shares outstanding-diluted	604	621	627
See accompanying notes, which are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
Years Ended December 31, 2022, 2021 and 2020
(In millions)

	2022		2021		2020
Net earnings (loss)		$(16,708)		$424		$164
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustments	$(2,042)		$(730)		$1,177
Change in fair value of net investment hedges	1,395		1,195		(1,255)
Other adjustments	39		14		7
Other comprehensive earnings (loss), before tax	(608)		479		(71)
Provision for income tax (expense) benefit related to items of other comprehensive earnings (loss)	(4)		(284)		161
Other comprehensive earnings (loss), net of tax	$(612)	(612)	$195	195	$90	90
Comprehensive earnings (loss)		(17,320)		619		254
Net (earnings) loss attributable to noncontrolling interest		(12)		(7)		(6)
Comprehensive earnings (loss) attributable to FIS common stockholders		$(17,332)		$612		$248
See accompanying notes, which are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2022, 2021 and 2020
(In millions, except per share amounts)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2019	615	—	$6	$45,358	$4,161	$(33)	$(52)	$16	$49,456
Issuance of restricted stock	2	—	—	(7)	—	—	7	—	—
Exercise of stock options	4	—	—	317	—	—	—	—	317
Treasury shares held for taxes due upon exercise of stock awards	—	(1)	—	(7)	—	—	(105)	—	(112)
Stock-based compensation	—	—	—	283	—	—	—	—	283
Cash dividends declared ($1.40 per share) and other distributions	—	—	—	—	(873)	—	—	(7)	(880)
Other	—	—	—	3	(6)	—	—	—	(3)
Net earnings	—	—	—	—	158	—	—	4	162
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	90	—	—	90
Balances, December 31, 2020	621	(1)	$6	$45,947	$3,440	$57	$(150)	$13	$49,313
Issuance of restricted stock	4	—	—	2	—	—	—	—	2
Exercise of stock options	—	—	—	128	—	—	—	—	128
Purchases of treasury stock	—	(15)	—	—	—	—	(1,996)	—	(1,996)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(120)	—	(120)
Stock-based compensation	—	—	—	383	—	—	—	—	383
Cash dividends declared ($1.56 per share) and other distributions	—	—	—	—	(968)	—	—	(9)	(977)
Other	—	—	—	6	—	—	—	—	6
Net earnings	—	—	—	—	417	—	—	7	424
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	195	—	—	195
Balances, December 31, 2021	625	(16)	$6	$46,466	$2,889	$252	$(2,266)	$11	$47,358
Issuance of restricted stock	5	—	—	(7)	—	—	12	—	5
Exercise of stock options	—	—	—	61	—	—	—	—	61
Purchases of treasury stock	—	(21)	—	—	—	—	(1,829)	—	(1,829)
Treasury shares held for taxes due upon exercise of stock awards	—	(2)	—	—	—	—	(109)	—	(109)
Stock-based compensation	—	—	—	215	—	—	—	—	215
Cash dividends declared ($1.88 per share) and other distributions	—	—	—	—	(1,140)	—	—	(10)	(1,150)
Net earnings (loss)	—	—	—	—	(16,720)	—	—	7	(16,713)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(612)	—	—	(612)
Balances, December 31, 2022	630	(39)	6	46,735	(14,971)	(360)	(4,192)	8	27,226
(1) Excludes redeemable noncontrolling interest that is not considered equity. See Note 3, Virtus Acquisition, for additional information.
See accompanying notes, which are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$(16,708)	$424	$164
Adjustment to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,846	4,015	3,714
Amortization of debt issuance costs	31	30	31
Asset impairments	17,709	202	136
Loss (gain) on sale of businesses, investments and other	(53)	(227)	9
Loss on extinguishment of debt	—	528	—
Stock-based compensation	215	383	283
Deferred income taxes	(544)	(81)	(206)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	(155)	(552)	(75)
Settlement activity	287	653	862
Prepaid expenses and other assets	(319)	(526)	(278)
Deferred contract costs	(479)	(453)	(473)
Deferred revenue	21	23	58
Accounts payable, accrued liabilities, and other liabilities	88	391	217
Net cash provided by operating activities	3,939	4,810	4,442

Cash flows from investing activities:
Additions to property and equipment	(268)	(320)	(263)
Additions to software	(1,122)	(931)	(866)
Acquisitions, net of cash acquired	—	(767)	(469)
Net proceeds from sale of businesses and investments	50	370	—
Settlement of net investment hedge cross-currency interest rate swaps	726	(24)	—
Proceeds from sale of Visa preferred stock	269	—	552
Other investing activities, net	(28)	(99)	132
Net cash provided by (used in) investing activities	(373)	(1,771)	(914)

Cash flows from financing activities:
Borrowings	75,335	54,073	47,695
Repayment of borrowings and other financing obligations	(74,410)	(53,440)	(49,067)
Debt issuance costs	(23)	(74)	—
Net proceeds from stock issued under stock-based compensation plans	57	121	332
Treasury stock activity	(1,938)	(2,114)	(112)
Dividends paid	(1,138)	(961)	(868)
Payments on contingent value rights	(245)	—	(691)
Payments on tax receivable agreement	(185)	(85)	(32)
Other financing activities, net	(26)	(58)	(8)
Net cash provided by (used in) financing activities	(2,573)	(2,538)	(2,751)
Effect of foreign currency exchange rate changes on cash	(463)	(248)	42
Net increase (decrease) in cash, cash equivalents and restricted cash	530	253	819
Cash, cash equivalents and restricted cash, beginning of year	4,283	4,030	3,211
Cash, cash equivalents and restricted cash, end of year	$4,813	$4,283	$4,030

Supplemental cash flow information:
Cash paid for interest	$417	$491	$428
Cash paid for income taxes	$963	$440	$282
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

(1)    Organization

FIS is a provider of technology solutions for financial institutions and businesses of all sizes and across any industry globally. We enable the movement of commerce by unlocking the financial technology that powers the world's economy. Our employees are dedicated to advancing the way the world pays, banks and invests through our trusted innovation, system performance and flexible architecture. We help our clients use technology in innovative ways to solve business-critical challenges and deliver superior experiences for their customers.

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

(a)Principles of Consolidation and Management Estimates

The consolidated financial statements include the accounts of FIS, its wholly-owned subsidiaries and subsidiaries that are majority-owned. Noncontrolling interests represent the minority shareholders’ share of the net earnings or loss and equity in consolidated subsidiaries. The Company’s noncontrolling interests presented in the consolidated statements of earnings (loss) include net earnings (loss) attributable to noncontrolling interests and redeemable noncontrolling interests. Noncontrolling interests are presented as a component of equity in the consolidated balance sheets. Noncontrolling interests that are redeemable upon the occurrence of an event that is not solely within the Company’s control are presented outside of equity. All intercompany profits, transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with United States ("U.S") generally accepted accounting principles ("GAAP") and related rules and regulations of the U.S. Securities and Exchange Commission requires our management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. These estimates may change as new events occur and additional information is obtained. Future actual results could differ materially from these estimates. To the extent that there are differences between these estimates, judgments and assumptions and actual results, our consolidated financial statements will be affected.

(b)Cash and Cash Equivalents

The Company considers cash on hand, money market funds and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. As part of the Company's electronic funds transfer and network business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds among the various parties associated with automated teller machines ("ATM") and point-of-sale or electronic benefit transactions ("EBT"). This activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The net in-transit balances due to the Company are included in Cash and cash equivalents on the consolidated balance sheets. The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.

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

	December 31.
	2022	2021
Cash and cash equivalents on the consolidated balance sheets	$2,188	$2,010
Merchant float (in Settlement assets) (see Note 2(f))	2,625	2,273
Total Cash, cash equivalents and restricted cash per the consolidated statements of cash flows	$4,813	$4,283

(c)Fair Value Measurements

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

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations

In a business combination transaction, an acquirer recognizes, separately from goodwill, the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree and generally measures these items at their acquisition date fair values. Goodwill is recorded as the residual amount by which the purchase price exceeds the fair value of the net assets acquired. Fair values are determined using the framework outlined above under Fair Value Hierarchy and the methodologies addressed in the individual subheadings. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we report provisional amounts in the financial statements for the items for which the accounting is incomplete. Adjustments to provisional amounts initially recorded that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. During the measurement period, we also recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends the sooner of one year from the acquisition date or when we receive the information we were seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not obtainable. Contingent consideration liabilities or receivables recorded in connection with business acquisitions are also adjusted for changes in fair value until settled.

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

(d)Derivative Financial Instruments

The Company enters into derivatives to manage foreign currency and interest rate risk; the Company does not use derivatives for trading purposes, to generate income or to engage in speculative activity. During all periods presented, the Company used cross-currency interest rate swaps to engage in hedging activities relating to changes in foreign currency exchange rates impacting its investment in certain foreign-currency-denominated operations. The Company designated these cross-currency interest rate swaps as net investment hedges. The Company also utilized foreign-currency-denominated debt as non-derivative net investment hedges. Additionally, during all periods presented, the Company used interest rate swaps to engage in hedging activities relating to changes in interest rates impacting the fair value of its fixed-rate long-term debt. The Company designated these interest rate swaps as fair value hedges. During 2022, the Company used foreign currency forward contracts as economic hedges to reduce the foreign currency risk associated with payments due at maturity of the Company's foreign currency-denominated debt and cross-currency interest rate swaps.

The Company records all derivatives, whether designated in accounting hedging relationships or not, on the consolidated balance sheets at fair value. The Company's derivative contracts are generally subject to master netting arrangements, which contain various netting and setoff provisions; however, the Company has elected to record derivative assets and liabilities on a gross basis in the accompanying consolidated balance sheets in Prepaid expenses and other current assets; Other noncurrent assets; Accounts payable, accrued and other liabilities; or Other noncurrent liabilities, as appropriate. Changes in fair value due to remeasurement of the effective portion are recorded as a component of Accumulated other comprehensive earnings (loss) ("AOCI"), net of tax, for net investment hedges and recorded as an adjustment to long-term debt for fair value hedges. The amounts included in AOCI for the net investment hedges will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations. Any ineffective portion of these hedging instruments impacts net earnings when the ineffectiveness occurs. The Company assesses effectiveness of cross-currency interest rate swap hedging instruments using the spot method. Under this method, the periodic interest settlements are recorded directly in earnings through Interest expense. Changes in fair value for foreign currency forward contracts are recorded through Other income (expense), net. See Notes 13 and 19 for additional details.

(e)Allowance for Credit Losses

The Company monitors trade receivable balances and contract assets as well as other receivables and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events, changes in client creditworthiness, client payment terms and collection trends. The allowance for credit losses is separate from the chargeback liability described in Note 16.

(f)Settlement Assets and Payables

The principal components of the Company's settlement assets and payables on the consolidated balance sheets are as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2022	2021
Settlement assets
Settlement deposits	$492	$530
Merchant float	2,625	2,273
Settlement receivables	2,738	1,217
Total Settlement assets	$5,855	$4,020

Settlement payables	$6,752	$5,295

The payment solutions that give rise to the settlement balances described below are separate and distinct from those settlement activities referred to under (b) Cash and Cash Equivalents, where the solutions we provide primarily facilitate the movement of funds.

Banking Solutions

We manage certain payment solutions and programs and wealth management processes for our clients that require us to hold and manage client cash balances used to fund their daily settlement activity. Settlement deposits represent funds we hold that were drawn from our clients to facilitate settlement activities. Settlement receivables represent amounts funded by us. Settlement payables consist of settlement deposits from clients, settlement payables to third parties or clients, and outstanding checks related to our settlement activities for which the right of offset does not exist or we do not intend to exercise our right of offset. Our accounting policy for such outstanding checks is to include them in Settlement payables on the consolidated balance sheets and operating cash flows on the consolidated statements of cash flows.

Merchant Solutions

Settlement assets and payables represent intermediary balances arising from the settlement process which involves the transferring of funds between card issuers, merchants and various financial institutions ("Sponsoring Members"). Funds are processed under two models, a sponsorship model and a direct member model. The Company generally operates under the sponsorship model in the U.S. and under the direct membership model outside the U.S.

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

Settlement receivables and settlement payables are recorded under the sponsorship model as a result of intermediary balances due to/from the Sponsoring Member. The Company receives funds from certain networks which are owed to the Sponsoring Member for settlement. These funds are recorded in Cash and cash equivalents. In other cases, the Company transfers funds to the Sponsoring Member for settlement in advance of receiving funds from the network. These timing differences result in settlement receivables and settlement payables. The amounts are generally collected or paid the following one to three business days. Additionally, under this model, settlement receivables and settlement payables arise related to interchange expenses, merchant reserves and exception items.

Under the direct membership model, the Company is a direct member in Visa, MasterCard and other payment networks as third-party sponsorship to the networks is not required. This results in the Company performing settlement between the networks and the merchant and requires adherence to the standards of the payment networks in which the Company is a direct member. Merchant float, settlement receivables and settlement payables result when the Company submits the merchant file to

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
the network or when funds are received by the Company in advance of paying the funds to the merchant. The amounts are generally collected or paid the following one to three business days. Merchant float represents cash balances the Company holds on behalf of merchants when the incoming amount from the card networks precedes when the funding to merchants falls due. Merchant float funds held in segregated accounts in a fiduciary capacity are considered restricted cash (see Note 2(b)).

(g)Contract Related Balances

The payment terms and conditions in our customer contracts may vary. In some cases, customers pay in advance of our delivery of solutions or services; in other cases, payment is due as services are performed or in arrears following the delivery of the solutions or services. Differences in timing between revenue recognition and invoicing result in accrued trade receivables, contract assets, or deferred revenue on our consolidated balance sheets. Trade receivables are accrued when revenue is recognized prior to invoicing but the right to payment is unconditional (i.e., only the passage of time is required). This occurs most commonly when software term licenses recognized at a point in time are paid for periodically over the license term. Contract assets result when amounts allocated to distinct performance obligations are recognized when or as control of a solution or service is transferred to the customer but invoicing is contingent on performance of other performance obligations or on completion of contractual milestones. Contract assets are transferred to trade receivables when the rights become unconditional, typically upon invoicing of the related performance obligations in the contract or upon achieving the requisite project milestone. Deferred revenue results from customer payments in advance of our satisfaction of the associated performance obligation(s) and relates primarily to prepaid maintenance or other recurring services. Deferred revenue is relieved as revenue is recognized. Contract assets and deferred revenue are reported on a contract-by-contract basis at the end of each reporting period. At December 31, 2022 and 2021, contract assets of $329 million and $238 million, respectively, are included in Prepaid expenses and other current assets and Other noncurrent assets on the consolidated balance sheets, and noncurrent deferred revenue is included in Other noncurrent liabilities as detailed in Note 11. Changes in the contract assets and deferred revenue balances for the years ended December 31, 2022 and 2021, were not materially impacted by any factors other than those described above. In some cases, signing bonuses are paid, or credits are offered, to customers in connection with the origination or renewal of customer contracts. These incentives are recorded as Other noncurrent assets on our consolidated balance sheets and amortized on a straight-line basis as a reduction of revenue over the lesser of the useful life of the solution or the expected customer relationship period for new contracts or over the contract period for renewal contracts.
(h)Goodwill

Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. Goodwill is not amortized but is assessed for impairment by reporting unit. The Company assesses goodwill for impairment on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. An impairment charge is recognized when and to the extent a reporting unit's carrying amount is determined to exceed its estimated fair value. Our reporting units are the same as our primary operating segments, with additional reporting units for certain non-strategic businesses within the Corporate and Other segment.

The Company has the option to first assess qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its estimated fair value. The option of whether to perform the qualitative assessment is made annually and may vary by reporting unit. Events and circumstances that are considered in performing the qualitative assessment include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, events affecting the reporting unit or Company as a whole, including a sustained decrease in stock price. When performing the qualitative assessment, we examine those factors most likely to affect each reporting unit's fair value. If we conclude that it is more likely than not that the reporting unit's fair value is less than its carrying amount (that is, a likelihood of more than 50 percent) as a result of the qualitative assessment, or we elect to bypass the qualitative assessment for a reporting unit, then we perform a quantitative assessment for that reporting unit.

In applying the quantitative assessment, we typically engage third-party valuation specialists to assist us in determining the fair value of a reporting unit based on a weighted average of valuation techniques, a combination of an income approach and a market approach, which are Level 3-type measurements. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach uses earnings multiples of similarly situated guideline public companies. If the fair value of the reporting unit determined using the quantitative analysis exceeds the carrying amount of the reporting unit's net assets, goodwill is not impaired.

Both qualitative and quantitative assessments require a significant amount of management judgment involving the use of forecasts, estimates, and assumptions.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(i)Long-Lived Assets

Long-lived assets and intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset, which are Level 3-type measurements. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 2022 and 2020, the Company recognized impairment losses totaling $89 million and $42 million on certain long-lived assets primarily related to reducing office space, including $58 million and $30 million, respectively, for operating lease right-of-use assets. There were no significant long-lived asset impairment losses recognized during 2021.

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

The capitalization of software development costs is based on whether the software is to be sold, leased or otherwise marketed, or if the software is for internal use. After the technological feasibility of the software has been established (for software to be marketed) or at the beginning of application development (for internal-use software), software development costs, which primarily include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for software to be marketed) or prior to application development (for internal-use software) are expensed as incurred. Software development costs are amortized on a solution-by-solution basis commencing on the date of general release (for software to be marketed) or the date placed in service (for internal-use software). Software development costs for software to be marketed are amortized using the greater of (1) the straight-line method over its estimated useful life, which typically ranges from three to 10 years, or (2) the ratio of current revenue to total anticipated revenue over its useful life.

The Company reviews software assets for impairment at each reporting date. For software to be marketed, an impairment charge is recorded to the extent the carrying amount exceeds the net realizable value. Internal-use software is reviewed for impairment following the same approach as long-lived assets. Determining net realizable values and future cash flows involves judgments and the use of estimates and assumptions regarding future economic and market conditions. Adverse changes in these conditions could result in an impairment charge which could be material to our consolidated financial statements.

See Note 8 for software asset impairment losses and incremental software amortization expense recognized during 2022 and 2021. There were no material software asset impairment losses recognized during 2020.

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

See Note 9 for deferred contract cost asset impairment losses during 2021 and incremental amortization expense recognized during 2022 and 2021. There were no significant deferred contract cost asset impairment losses recognized during 2022 and 2020.

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

The Company enters into arrangements with customers to provide services, software and software-related services such as maintenance and implementation either individually or as part of an integrated offering. The Company assesses the solutions and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a solution or service (or bundle of solutions or services) that is distinct - i.e., if a solution or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. To identify its performance obligations, the Company considers all of the solutions or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company recognizes revenue when or as it satisfies a performance obligation by transferring control of a solution or service to a customer.

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

The total transaction price of a contract is allocated to each performance obligation in a manner depicting the amount of consideration to which the Company expects to be entitled in exchange for transferring the solution(s) or service(s) to the customer (the "allocation objective"). If the allocation objective is met at contractual prices, no allocation adjustments from contract prices are made. Otherwise, the Company reallocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis, except when the criteria are met for allocating variable consideration to one or more, but not all, performance obligations in the contract. The Company allocates variable consideration to one or more, but not all, performance obligations when the terms of the variable payment relate specifically to the Company's efforts to satisfy the performance obligation (or transfer the distinct solution or service) and when such allocation is consistent with the allocation objective when considering all performance obligations in the contract. Determining whether the criteria for allocating variable consideration to one or more, but not all, performance obligations in the contract requires judgment and may affect the timing and amount of revenue recognized.

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

Material Rights

Some of the Company's contracts with customers include options for the customer to acquire additional, or renew existing, solutions or services in the future. Options may represent a material right to acquire solutions or services if the discount is incremental to the range of discounts typically given for those solutions or services to that class of customer in that geographical area or market and if the customer would not have obtained the option without entering into the contract. If deemed to be a material right, the Company will account for the material right as a separate performance obligation and determine the standalone selling price based on directly observable prices when available. If the standalone selling price is not directly observable, then the Company estimates the standalone selling price to be equal to the discount that the customer would obtain by exercising the option, as adjusted for any discount that the customer would receive without exercising the option and for the likelihood that the option will be exercised.

(q)Cost of Revenue and Selling, General and Administrative Expenses

Cost of revenue includes payroll, employee benefits and other costs associated with personnel employed in customer service and service delivery roles, including program design and development and professional services. Cost of revenue also includes data processing costs, amortization of software, customer relationship and trademark intangible assets, and depreciation on operating assets.

Selling, general and administrative expenses include payroll, employee benefits and other costs associated with personnel employed in sales, marketing, human resources, finance, risk management and other administrative roles, as well as acquisition, integration and certain other costs that are not considered when management evaluates revenue-generating segment performance. Selling, general and administrative expenses also include depreciation on non-operating corporate assets as well as advertising and other marketing-related program costs.

(r)Stock-Based Compensation Plans

The Company accounts for stock-based compensation plans using the fair value method. Thus, compensation cost is measured based on the fair value of the award at the grant date and is recognized over the service period. For our service-based stock awards, we recognize the compensation cost on a straight-line basis over the award's service period, which is generally three years. For our performance-based stock awards with market conditions which typically cliff vest on the third anniversary date of the grant, we recognize the compensation cost on a straight-line basis over the service period when it is probable the outcome of that performance condition will be achieved. The Company adjusts the compensation expense over the service period based upon the expected achievement level of the applicable performance condition. Certain of our stock awards contain

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
only market conditions. In those circumstances, compensation cost is recognized over the service period and is not reversed even if the award does not become exercisable in the event the market condition is not achieved. The Company estimates future forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ significantly from those estimates.

(s)Foreign Currency Translation

Our functional currency is the U.S. dollar. The functional currency of each of our operating subsidiaries is generally the currency of the economic environment in which the subsidiary primarily does business. Our foreign subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars for consolidation purposes using the foreign exchange rates applicable to the dates of the financial statements. Generally, these consist of the exchange rates in effect at the balance sheet date for balance sheet accounts and the average exchange rates in effect during the relevant period for revenue and expense accounts. The adjustments resulting from the translation are included in Accumulated other comprehensive earnings (loss) in the consolidated statements of equity and consolidated statements of comprehensive earnings and are excluded from net earnings.

Gains or losses resulting from measuring foreign currency transactions into the respective functional currency are included in Other income (expense), net in the consolidated statements of earnings.

(t)Net Earnings (Loss) per Share

The basic weighted average shares and common stock equivalents for the years ended December 31, 2022, 2021 and 2020, are computed using the treasury stock method.

Net earnings (loss) and earnings (loss) per share for the years ended December 31, 2022, 2021 and 2020, are as follows (in millions, except per share data):

	Year ended December 31,
	2022	2021	2020
Net earnings (loss) attributable to FIS common stockholders	$(16,720)	$417	$158
Weighted average shares outstanding-basic	604	616	619
Plus: Common stock equivalent shares	—	5	8
Weighted average shares outstanding-diluted	604	621	627
Net earnings (loss) per share-basic attributable to FIS common stockholders	$(27.68)	$0.68	$0.26
Net earnings (loss) per share-diluted attributable to FIS common stockholders	$(27.68)	$0.67	$0.25

The diluted net loss per share for the year ended December 31, 2022, did not include the effect of common stock equivalent shares of 3 million because the effect would have been anti-dilutive.

Options to purchase approximately 5 million, 2 million and 1 million shares of our common stock for the years ended December 31, 2022, 2021 and 2020, respectively, were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.

(u)Certain Reclassifications

Certain reclassifications have been made in the 2021 and 2020 consolidated financial statements to conform to the classifications used in 2022. On the consolidated statements of comprehensive earnings (loss), we reclassified the Change in fair value of net investment hedges from Foreign currency translation adjustments into its own classification. On the consolidated statements of cash flows, we reclassified Proceeds from sale of Visa preferred stock and Payments on tax receivable agreement from Other investing activities into its own classification.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3)Acquisitions

Payrix Acquisition

On December 23, 2021, FIS acquired 100% of the equity of Payrix Holdings, LLC, and subsidiaries ("Payrix"), previously a privately held fintech company that specializes in embedding and monetizing payments in SaaS platforms to serve the eCommerce needs of small- to medium-sized businesses through a global card-not-present offering. The acquisition was accounted for as a business combination. We recorded an allocation of the $777 million purchase price, primarily paid in cash, to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, consisting primarily of $131 million in software assets and $631 million in goodwill.

Virtus Acquisition

On January 2, 2020, FIS acquired a majority interest in Virtus Partners ("Virtus"), previously a privately held company that provides high-value managed services and technology to the credit and loan market. FIS acquired a 70% voting and financial interest in Virtus with 30% interest retained by the founders of Virtus ("Founders"). The acquisition was accounted for as a business combination. We recorded an allocation of the $404 million cash purchase price and the $173 million fair value of redeemable noncontrolling interest to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values, consisting primarily of $254 million in customer relationships, $51 million in software assets and $253 million in goodwill.

We recorded the 30% interest retained by the Founders at the acquisition date as redeemable noncontrolling interest, which is reflected outside of stockholders' equity on the consolidated balance sheet, given the agreement between FIS and the Founders that provides FIS with a call option and the Founders with a put option requiring FIS to purchase all of the Founders' retained interest in Virtus at a redemption value determined pursuant to performance goals stated in the agreement. The call option and put option are exercisable at any time after two years and three years, respectively, following the acquisition date. Changes in the estimated redemption value are accreted through equity from the acquisition date to the date the call option becomes exercisable, to the extent the estimated redemption value is greater than the initial redeemable noncontrolling interest value recorded, as adjusted for the Founders' share of the cumulative impact of net earnings (loss). In January 2023, the Founders exercised their put option for the 30% interest retained by the Founders and, as a result, FIS now owns 100% of Virtus.

(4)Revenue

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue. The tables also include a reconciliation of the disaggregated revenue with the Company's reportable segments.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the year ended December 31, 2022 (in millions):

	Banking Solutions	Merchant Solutions	Capital Market Solutions	Corporate and Other	Total
Primary Geographical Markets:
North America	$5,726	$3,421	$1,626	$204	$10,977
All others	980	1,352	1,137	82	3,551
Total	$6,706	$4,773	$2,763	$286	$14,528

Type of Revenue:
Recurring revenue:
Transaction processing and services	$5,006	$4,670	$1,323	$252	$11,251
Software maintenance	346	3	517	1	867
Other recurring	209	85	97	1	392
Total recurring	5,561	4,758	1,937	254	12,510

Software license	147	10	389	—	546
Professional services	624	1	432	4	1,061
Other non-recurring	374	4	5	28	411
Total	$6,706	$4,773	$2,763	$286	$14,528

For the year ended December 31, 2021 (in millions):

	Banking Solutions	Merchant Solutions	Capital Market Solutions	Corporate and Other	Total
Primary Geographical Markets:
North America	$5,454	$3,161	$1,490	$228	$10,333
All others	942	1,335	1,134	133	3,544
Total	$6,396	$4,496	$2,624	$361	$13,877

Type of Revenue:
Recurring revenue:
Transaction processing and services	$4,778	$4,370	$1,183	$317	$10,648
Software maintenance	359	2	510	1	872
Other recurring	170	83	96	11	360
Total recurring	5,307	4,455	1,789	329	11,880

Software license	129	8	374	—	511
Professional services	591	1	451	5	1,048
Other non-recurring	369	32	10	27	438
Total	$6,396	$4,496	$2,624	$361	$13,877

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the year ended December 31, 2020 (in millions):

	Banking Solutions	Merchant Solutions	Capital Market Solutions	Corporate and Other	Total
Primary Geographical Markets:
North America	$5,105	$2,719	$1,453	$274	$9,551
All others	839	1,048	987	127	3,001
Total	$5,944	$3,767	$2,440	$401	$12,552

Type of Revenue:
Recurring revenue:
Transaction processing and services	$4,443	$3,680	$1,091	$374	$9,588
Software maintenance	352	2	493	1	848
Other recurring	165	77	99	2	343
Total recurring	4,960	3,759	1,683	377	10,779

Software license	89	2	328	6	425
Professional services	605	1	427	5	1,038
Other non-recurring	290	5	2	13	310
Total	$5,944	$3,767	$2,440	$401	$12,552

Contract Balances

The Company recognized revenue of approximately $704 million, $680 million and $764 million, during the years ended December 31, 2022, 2021 and 2020, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2022, approximately $23.5 billion of revenue is estimated to be recognized in the future primarily from the Banking Solutions and Capital Market Solutions segments' remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 29% of the Banking Solutions and Capital Market Solutions segments' remaining performance obligations over the next 12 months, approximately another 21% over the next 13 to 24 months, and the balance thereafter.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(5)Property and Equipment

Property and equipment as of December 31, 2022 and 2021, consist of the following (in millions):

	2022	2021
Land	$40	$46
Buildings	441	397
Leasehold improvements	135	162
Computer equipment	1,642	1,754
Furniture, fixtures, and other equipment	123	161
	2,381	2,520
Accumulated depreciation and amortization	(1,519)	(1,571)
Total Property and equipment, net	$862	$949

During the years ended December 31, 2022 and 2021, the Company entered into other financing obligations of $63 million and $35 million, respectively, for certain hardware and software. The assets are included in property and equipment and software and the other financing obligations are classified as long-term debt on our consolidated balance sheets. Periodic payments are included in repayment of borrowings on the consolidated statements of cash flows.

Depreciation and amortization expense on property and equipment totaled $251 million, $257 million and $252 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(6)Goodwill

Changes in goodwill during the years ended December 31, 2022 and 2021, are summarized below (in millions).

	Banking Solutions	Merchant Solutions	Capital Market Solutions	Corporate and Other	Total
Balance, December 31, 2020	$12,279	$36,267	$4,702	$20	$53,268
Goodwill attributable to acquisitions	—	620	—	—	620
Foreign currency adjustments	(35)	(484)	(39)	—	(558)
Balance, December 31, 2021	12,244	36,403	4,663	20	53,330
Asset impairments	—	(17,588)	—	—	(17,588)
Goodwill attributable to acquisitions	—	11	—	—	11
Foreign currency adjustments	(30)	(1,366)	(81)	—	(1,477)
Balance, December 31, 2022	$12,214	$17,460	$4,582	$20	$34,276

Banking Solutions and Capital Market Solutions

For our Banking and Capital Markets reporting units, for which previous quantitative assessments have historically indicated substantial excess of fair value over carrying amounts, our 2020 qualitative annual assessment concluded that it remained more likely than not that the fair value of each of the reporting units continued to exceed their respective carrying amounts. For 2021, we again performed a qualitative annual assessment of these reporting units and concluded that it remained more likely than not that the fair values of these reporting units continued to exceed their respective carrying amounts. For 2022, we performed a quantitative annual assessment which again concluded that the fair values of these reporting units substantially exceeded their respective carrying amounts. Given the substantial excess of fair value over carrying amounts, we believe the likelihood of obtaining materially different results based on a change of assumptions to be low.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Merchant Solutions

2022 Goodwill impairment testing

We elected to begin our 2022 annual Merchant reporting unit assessment with a quantitative assessment as of October 1, 2022, that took into account the projected impact of worsening macroeconomic conditions, including rising interest rates, inflation, and slowing growth in the U.S. and Europe, as well as a sustained decline in our market capitalization and the effects of changing market dynamics affecting our SMB portfolio, which is migrating from card-present offerings to embedded payments. Our assessment was based on a 50/50 weighting of the income approach and market approach and incorporated information that was known as of October 1, 2022. This analysis indicated an impairment related to our Merchant reporting unit. As a result of continued deterioration in the macroeconomic outlook, a further decline in our market capitalization and slowing growth in our Merchant business during the fourth quarter of 2022, we thereafter reperformed our quantitative goodwill impairment analysis as of December 31, 2022, using updated internal forecasts of future cash flows, considering fourth quarter operating performance, expected impact of planned business initiatives and revised expectations of economic conditions, as well as our then-current market capitalization and other updated relevant assumptions. The fair values estimated during our assessments were determined with the assistance of third-party valuation specialists. At December 31, 2022, the fair value of the Merchant reporting unit was estimated to be less than its carrying value, and we recorded a total goodwill impairment charge of $17.6 billion in the fourth quarter of 2022.

2021 Goodwill impairment testing

We began our 2021 annual assessment of the Merchant reporting unit with a qualitative assessment and concluded that it remained more likely than not that the fair value of the reporting unit continued to exceed its carrying amount. Our 2021 qualitative assessment examined factors most likely to affect our reporting units' fair value and considered the impact to our business from the COVID-19 pandemic. The factors examined involved significant use of management judgment and included, among others, (1) forecasted revenue, growth rates, operating margins, and capital expenditures used to calculate estimated future cash flows, (2) future economic and market conditions and (3) FIS' market capitalization. We also considered our actual Merchant segment operating results and updated internal forecasts as compared to prior internal forecasts and other assumptions used in the 2020 quantitative assessment and estimated that the fair value of the reporting unit was likely in excess of its carrying amount by a similar percentage as determined by the prior year’s quantitative assessment. Thus, no impairment was recorded.

2020 Goodwill impairment testing

We began our 2020 annual assessment of the Merchant reporting unit with a quantitative assessment due to the economic impact of the COVID-19 pandemic on our Merchant business and its primary operations being recently acquired as part of the Worldpay acquisition. As a result of the assessment, which was performed with the assistance of third-party valuation specialists, the fair value of the reporting unit was estimated to be in excess of its carrying amount by approximately 4%.

The total carrying amount of goodwill as of December 31, 2022, is net of accumulated impairment charges of $17.7 billion. Of this amount, $17.6 billion relates to the Merchant Solutions reporting unit which was impaired during the fourth quarter of 2022, and $94 million relates to non-strategic businesses within Corporate and Other which were impaired during the fourth quarter of 2020. The total carrying amount of goodwill as of December 31, 2021 and 2020, is net of accumulated impairment expenses of $94 million which relate to non-strategic businesses within Corporate and Other which were impaired during the fourth quarter of 2020.

(7)Intangible Assets

Intangible assets as of December 31, 2022, consist of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$17,635	$(8,932)	$8,703
Trademarks and other	625	(372)	253
Total Intangible assets, net	$18,260	$(9,304)	$8,956

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Intangible assets as of December 31, 2021, consist of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$18,287	$(7,122)	$11,165
Trademarks and other	632	(258)	374
Total Intangible assets, net	$18,919	$(7,380)	$11,539

Amortization expense for intangible assets with finite lives was $2,170 million, $2,383 million and $2,400 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Estimated amortization of intangible assets for the next five years is as follows (in millions):

2023	$1,977
2024	1,783
2025	1,618
2026	1,160
2027	1,025

(8)Software

Software as of December 31, 2022 and 2021, consists of the following (in millions):

	2022	2021
Software from acquisitions	$2,124	$2,181
Capitalized software development costs	3,766	3,286
Purchased software	717	728
	6,607	6,195
Accumulated amortization	(3,369)	(2,896)
Total Software, net	$3,238	$3,299

During the years ended December 31, 2022 and 2021, the Company recorded $32 million and $144 million, respectively, of software asset impairments and $156 million and $145 million, respectively, of incremental software amortization expense driven by the Company's platform modernization. Platform modernization includes sunsetting certain technology platforms, which resulted in shortened estimated useful lives and accelerated amortization methods primarily impacting the associated assets over an approximate three-year period, beginning in the third quarter of 2021.

Amortization expense for software was $1,068 million, $1,041 million and $837 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(9)Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of December 31, 2022 and 2021, consist of the following (in millions):

	2022	2021
Contract costs on implementations in progress	$250	$218
Contract origination costs on completed implementations, net	579	553
Contract fulfillment costs on completed implementations, net	251	198
Total Deferred contract costs, net	$1,080	$969

For the years ended December 31, 2022, 2021 and 2020, amortization of deferred contract costs on completed implementations was $356 million, $335 million and $225 million, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
During the years ended December 31, 2022 and 2021, the Company recorded $40 million and $38 million, respectively, of incremental amortization expense related to deferred contract costs driven by the Company's platform modernization. During the year ended December 31, 2021, the Company also recorded $58 million of impairments related to the platform modernization. The Company's platform modernization is also discussed in Note 8.

(10)Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities as of December 31, 2022 and 2021, consists of the following (in millions):

	2022	2021
Trade accounts payable and other accrued liabilities	$1,620	$1,829
Salaries and incentives	410	403
Taxes other than income tax	387	299
Accrued benefits and payroll taxes	104	134
Operating lease liabilities	120	146
Accrued interest payable	113	53
Total Accounts payable, accrued and other liabilities	$2,754	$2,864

(11)Other Noncurrent Assets and Liabilities

Other noncurrent assets as of December 31, 2022 and 2021, consist of the following (in millions):

	2022	2021
Operating lease ROU assets (1)	$313	$462
Equity security investments	393	358
Visa Europe and contingent value rights ("CVR") related assets	55	197
Derivatives	330	340
Other	957	780
Total Other noncurrent assets	$2,048	$2,137

Other noncurrent liabilities as of December 31, 2022 and 2021, consist of the following (in millions):

	2022	2021
Operating lease liabilities (1)	$294	$378
Tax Receivable Agreement liability (2)	69	267
CVR liability	342	478
Deferred revenue	165	175
Derivatives	641	165
Other	380	452
Total Other noncurrent liabilities	$1,891	$1,915

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

In the third quarter of 2022, Visa Inc. released a portion of the aforementioned preferred stock which was then converted into common stock. The Company sold the common stock for $269 million and later paid to the former Legacy Worldpay owners $201 million, representing 90% of the net-of tax proceeds and net-of-tax dividends received since the previous conversion. The sale of stock and related payment to the former Legacy Worldpay owners were recorded as a reduction of the CVR-related assets and CVR liability, respectively, as of December 31, 2022.

The Company has elected the fair value option under ASC 825, Financial Instruments ("ASC 825"), for measuring its preferred stock asset and CVR liability. The fair value of the preferred stock was $55 million and $197 million at December 31, 2022 and 2021, respectively, recorded in Other noncurrent assets on the consolidated balance sheets. The fair value of the CVR liability was $342 million and $478 million at December 31, 2022 and 2021, respectively, recorded in Other noncurrent liabilities on the consolidated balance sheets. Pursuant to ASC 825, the Company remeasures the fair value of the preferred stock and CVR liability each reporting period. The net change in fair value was $64 million, $53 million and $78 million for the years ended December 31, 2022, 2021 and 2020, respectively, recorded in Other income (expense), net on the consolidated statements of earnings (loss).

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

Equity Security Investments

The Company holds various equity securities without readily determinable fair values that primarily represent strategic investments made by the Company as well as investments obtained through acquisitions. Such investments totaled $393 million and $358 million at December 31, 2022 and 2021, respectively, and are included within Other noncurrent assets on the consolidated balance sheets. The Company accounts for these investments at cost, less impairment, and adjusts the carrying values for observable price changes from orderly transactions for identical or similar investments of the same issuer. These adjustments are generally considered Level 2-type fair value measurements. The Company records gains and losses on these investments, realized and unrealized as well as impairment losses, as Other income (expense), net on the consolidated statements of earnings (loss) and recorded net (losses) gains of $(26) million, $218 million and $19 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to these investments. The net loss recorded during 2022 included a $78 million impairment loss.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(12)Debt
Long-term debt as of December 31, 2022 and 2021, consisted of the following (in millions):

	December 31, 2022
		Weighted
		Average
	Interest	Interest		December 31,
	Rates	Rate (1)	Maturities	2022	2021
Fixed Rate Notes
Senior USD Notes	0.4% - 5.6%	3.5%	2023 - 2052	$9,409	$6,909
Senior Euro Notes	0.6% - 3.0%	1.5%	2023 - 2039	6,154	7,656
Senior GBP Notes	2.3% - 3.4%	5.9%	2029 - 2031	1,119	1,655
Revolving Credit Facility (2)		5.6%	2026	280	325
Other (3)				(622)	(103)
Total long-term debt, including current portion				16,340	16,442
Current portion of long-term debt				(2,133)	(1,617)
Long-term debt, excluding current portion				$14,207	$14,825
(1)The weighted average interest rate includes the impact of interest rate swaps and excludes the impact of cross-currency interest rate swaps (see Note 13).
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

Short-term borrowings as of December 31, 2022 and 2021, consist of the following (in millions):

	December 31, 2022
	Weighted
	Average
	Interest		December 31,
	Rate	Maturities	2022	2021
Euro-commercial paper notes ("ECP Notes")	1.9%	Up to 183 days	$2,054	$1,723
U.S. commercial paper notes ("USCP Notes")	4.6%	Up to 397 days	1,701	2,087
Other			42	101
Total Short-term borrowings			$3,797	$3,911

As of December 31, 2022, the weighted average interest rate of the Company's outstanding debt was 2.6%, including the impact of interest rate swaps and cross-currency interest rate swaps (see Note 13). Excluding the impact of cross-currency interest rate swaps, the weighted average interest rate of the Company's outstanding debt was 3.3%.

The obligations of FIS under the Revolving Credit Facility, ECP Notes and USCP Notes, and all of its outstanding senior notes rank equal in priority and are unsecured.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following summarizes the aggregate maturities of our long-term debt, including other financing obligations for certain hardware and software, based on stated contractual maturities, excluding the fair value of the interest rate swaps (see Note 13) and net unamortized non-cash bond discounts of $(615) million as of December 31, 2022 (in millions):

Total
2023	$2,135
2024	1,302
2025	1,437
2026	1,542
2027	1,838
Thereafter	8,802
Total principal payments	17,056
Debt issuance costs, net of accumulated amortization	(101)
Total long-term debt	$16,955

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

On December 3, 2022, FIS repaid an aggregate principal amount of €1.0 billion in Senior Euro Notes, on their due date, pursuant to the related indenture.

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

On March 2, 2021, FIS completed the issuance and sale of Senior USD Notes with an aggregate principal amount of $5.5 billion with interest rates ranging from 0.4% to 3.1% and maturities ranging from 2023 to 2041. A portion of the proceeds from the debt issuance was used to purchase and redeem certain Senior Notes as discussed above, with the remaining proceeds used to repay a portion of our commercial paper notes.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Commercial Paper

FIS has a Euro-commercial paper ("ECP") program for the issuance and sale of senior, unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any time of $4.7 billion (or its equivalent in other currencies). The ECP program is generally used for general corporate purposes.

FIS has a U.S. commercial paper ("USCP") program for the issuance and sale of senior, unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any time of $5.5 billion. The USCP program is generally used for general corporate purposes.

Revolving Credit Facility

On March 2, 2021, FIS entered into an amendment to the Revolving Credit Facility agreement to amend certain covenant provisions, revise lender commitments for certain counterparties, and extend the scheduled maturity date to March 2, 2026. Borrowings under the Revolving Credit Facility will generally be used for general corporate purposes, including backstopping any notes that FIS may issue under the USCP and ECP programs described above. As of December 31, 2022, the borrowing capacity under the Revolving Credit Facility was $1,465 million (net of $3,755 million of capacity backstopping our commercial paper notes).

The Revolving Credit Facility is subject to customary covenants, including, among others, customary events of default and limitations on the payment of dividends by FIS.

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Credit Facility are comprised of a diversified set of financial institutions, both domestic and international. The failure of any single lender to perform its obligations under the Revolving Credit Facility would not adversely impact our ability to fund our operations.

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $1,873 million lower and $570 million higher than the carrying value, excluding the fair value of the interest rate swaps and unamortized discounts, as of December 31, 2022 and 2021, respectively.

(13)Financial Instruments

Fair Value Hedges

The Company holds interest rate swaps with aggregate notional amounts of $1,854 million, £925 million and €500 million at December 31, 2022 and 2021, respectively, converting the interest rate exposure on certain of the Company's Senior USD Notes, Senior GBP Notes and Senior Euro Notes, as applicable, from fixed to variable. These swaps are designated as fair value hedges for accounting purposes with a net liability fair value of $578 million and $85 million, reflected as a decrease in the long-term debt balance at December 31, 2022 and 2021, respectively (see Note 12).

Net Investment Hedges

The purpose of the Company's net investment hedges, as discussed below, is to reduce the volatility of FIS' net investment value in its Euro- and Pound Sterling-denominated operations due to changes in foreign currency exchange rates.

The Company recorded net investment hedge aggregate gain (loss) for the change in fair value and related income tax (expense) benefit within Other comprehensive earnings (loss), net of tax, on the consolidated statements of comprehensive earnings (loss) of $1,034 million, $878 million and $(951) million, during the years ended December 31, 2022, 2021 and 2020, respectively. No ineffectiveness has been recorded on the net investment hedges.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Foreign Currency-Denominated Debt Designations

The Company designates certain foreign currency-denominated debt as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations. As of December 31, 2022 and 2021, an aggregate €7,646 million and €8,275 million, respectively was designated as a net investment hedge of the Company's investment in Euro-denominated operations related to Senior Euro Notes with maturities ranging from 2023 to 2039 and ECP Notes. As of December 31, 2022 and 2021, an aggregate £726 million and £1,193 million, respectively, was designated as a net investment hedge of the Company's Pound Sterling-denominated operations related to the Senior GBP Notes with maturities ranging from 2029 to 2031.

Cross-Currency Interest Rate Swap Designations

The Company holds cross-currency interest rate swaps and designates them as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations.

As of December 31, 2022 and 2021, aggregate notional amounts of €6,343 million and €5,906 million, respectively, were designated as net investment hedges of the Company's investment in Euro-denominated operations, and aggregate notional amounts of £2,580 million and £2,345 million, respectively, were designated as net investment hedges of the Company's Pound Sterling-denominated operations. The cross-currency interest rate swap fair values were net assets of $264 million and $258 million at December 31, 2022 and 2021, respectively.

During the year ended December 31, 2022, the Company received net proceeds of approximately $726 million for the fair values of cross-currency interest rate swaps as of the termination dates primarily as a result of entering into transactions to cash settle existing cross-currency interest rate swaps designated as net investment hedges. The proceeds were recorded within investing activities on the consolidated statements of cash flows. Following the settlement of the existing cross-currency interest rate swaps, the Company entered into new cross-currency interest rate swaps at current market terms with similar notional amounts and maturity dates as the settled cross-currency interest rate swaps.

(14)Operating Leases

The classification of the Company's operating lease ROU assets and liabilities in the consolidated balance sheets as of December 31, 2022 and 2021, is as follows (in millions):

		December 31,
	Classification	2022	2021
Operating lease ROU assets	Other noncurrent assets	$313	$462

Operating lease liabilities	Accounts payable, accrued and other liabilities	$120	$146
	Other noncurrent liabilities	294	378
Total operating lease liabilities		$414	$524

Operating lease cost was $190 million, $159 million and $210 million, and variable lease cost was $35 million, $39 million and $39 million for the years ended December 31, 2022, 2021 and 2020, respectively. Operating lease cost for the year ended December 31, 2022 and 2020, included $58 million and $30 million, respectively, in ROU asset impairment charges. There were no significant ROU asset impairment losses recognized during 2021. Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows was $148 million, $165 million and $165 million for the years ended December 31, 2022, 2021 and 2020, respectively. Operating lease ROU assets obtained in exchange for operating lease liabilities was $56 million and $83 million for the years ended December 31, 2022 and 2021, respectively. The weighted average remaining operating lease term was 5.0 years and 5.5 years and the weighted average operating lease discount rate was 2.8% and 3.0% as of December 31, 2022 and 2021, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Maturities of operating lease liabilities, as of December 31, 2022, are as follows (in millions):

2023	$118
2024	95
2025	71
2026	59
2027	39
Thereafter	61
Total lease payments	443
Less: Imputed interest	(29)
Total operating lease liabilities	$414

(15)Income Taxes

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2022, 2021 and 2020, consists of the following (in millions):

	2022	2021	2020
Current provision (benefit):
Federal	$514	$220	$81
State	163	68	50
Foreign	225	172	176
Total current provision	$902	$460	$307
Deferred provision (benefit):
Federal	$(299)	$(118)	$(53)
State	(58)	(11)	(28)
Foreign	(168)	40	(130)
Total deferred provision	(525)	(89)	(211)
Total provision for income taxes	$377	$371	$96

The provision for income taxes is based on pre-tax income from continuing operations, which is as follows for the years ended December 31, 2022, 2021 and 2020 (in millions):

	2022	2021	2020
United States	$(11,189)	$747	$441
Foreign	(5,142)	42	(175)
Total	$(16,331)	$789	$266

Total income tax expense for the years ended December 31, 2022, 2021 and 2020, is allocated as follows (in millions):

	2022	2021	2020
Tax expense (benefit) per statements of earnings (loss)	$377	$371	$96
Change in fair value of net investment hedges	361	317	(304)
Foreign currency translation adjustments	(360)	(33)	143
Other components of other comprehensive earnings (loss)	3	—	—
Total income tax expense (benefit) allocated to other comprehensive earnings	4	284	(161)
Total income tax expense (benefit)	$381	$655	$(65)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for the years ended December 31, 2022, 2021 and 2020, is as follows:

	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes	2.6	6.7	14.6
Federal benefit of state taxes	(0.5)	(1.4)	(3.1)
Foreign rate differential	0.2	(4.5)	(10.1)
Book basis in excess of tax basis for goodwill impairment and disposition	(25.1)	—	9.2
Tax benefit from stock-based compensation	(0.2)	(2.2)	(18.1)
U.K. tax rate adjustment	—	23.6	38.2
Non-deductible executive compensation	(0.1)	3.5	9.0
Foreign-derived intangible income deduction	0.1	(2.4)	(7.2)
CVR liability fair value and foreign currency adjustment	(0.1)	2.0	8.2
Acquisition-related items	—	—	(15.9)
Other	(0.2)	0.7	(9.8)
Effective income tax rate	(2.3)%	47.0%	36.0%

The significant components of deferred income tax assets and liabilities as of December 31, 2022 and 2021, consist of the following (in millions):

	2022	2021
Deferred income tax assets:
Net operating loss carryforwards	$233	$194
Employee benefit accruals	111	173
Foreign currency translation adjustment	38	—
Other deferred tax assets	126	154
Total gross deferred income tax assets	508	521
Less valuation allowance	(218)	(191)
Total deferred income tax assets	290	330
Deferred income tax liabilities:
Amortization of goodwill and intangible assets	(3,261)	(3,743)
Foreign currency translation adjustment	—	(320)
Deferred contract costs	(209)	(196)
Other deferred tax liabilities	(337)	(215)
Total deferred income tax liabilities	(3,807)	(4,474)
Net deferred income tax liability	$(3,517)	$(4,144)

Deferred income taxes are classified in the consolidated balance sheets as of December 31, 2022 and 2021, as follows (in millions):

	2022	2021
Noncurrent deferred income tax assets (included in Other noncurrent assets)	$33	$49
Noncurrent deferred income tax liabilities	(3,550)	(4,193)
Net deferred income tax liability	$(3,517)	$(4,144)

We believe that based on our historical pattern of taxable income, projections of future income, tax planning strategies as necessary and other relevant evidence, the Company will produce sufficient income in the future to realize its deferred income tax assets (net of valuation allowance). A valuation allowance is established for any portion of a deferred income tax asset for which we believe it is more likely than not that the Company will not be able to realize the benefits of all or a portion of that deferred income tax asset. We also receive periodic assessments from taxing authorities challenging our positions; these

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
assessments must be taken into consideration in determining our tax accruals. Resolving these assessments, which may or may not result in additional taxes due, may require an extended period of time. Adjustments to the valuation allowance will be made if there is a change in our assessment of the amount of deferred income tax asset that is realizable.

 As of December 31, 2022 and 2021, the Company had net income taxes receivable of $170 million and $132 million, respectively. These amounts are included in Other receivables in the consolidated balance sheets.

As of December 31, 2022 and 2021, the Company has federal, state and foreign net operating loss carryforwards resulting in deferred tax assets of $233 million and $194 million, respectively. The federal and state net operating losses result in deferred tax assets as of December 31, 2022 and 2021, of $67 million and $69 million, respectively, which expire between 2023 and 2041. The Company has a valuation allowance related to these deferred tax assets for net operating loss carryforwards in the amounts of $41 million and $41 million as of December 31, 2022 and 2021. The Company has foreign net operating loss carryforwards resulting in deferred tax assets as of December 31, 2022 and 2021, of $166 million and $125 million, respectively. The Company has a full valuation allowance against the foreign net operating losses as of December 31, 2022 and 2021.

The Company participates in the IRS' Compliance Assurance Process ("CAP"), which is a real-time continuous audit. The IRS has completed its review for years through 2019. Currently, we believe the ultimate resolution of the IRS examinations will not result in a material adverse effect to the Company's financial position or results of operations. Tax years that remain subject to examination by major foreign and state tax jurisdictions are 2015 and forward.
As of December 31, 2022 and 2021, the Company had gross unrecognized tax benefits of $48 million and $54 million of which $42 million and $47 million, respectively, would favorably impact our income tax rate in the event that the unrecognized tax benefits are recognized.

The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period (in millions):

Gross Amount
Amounts of unrecognized tax benefits as of December 31, 2020	$44
Amount of decreases due to lapse of the applicable statute of limitations	(4)
Amount of decreases due to settlements	(2)
Increases as a result of tax positions taken in the prior period	11
Increases as a result of tax positions taken in the current period	6
Foreign currency translation	(1)
Amount of unrecognized tax benefit as of December 31, 2021	54
Amount of decreases due to lapse of the applicable statute of limitations	(1)
Amount of decreases due to settlements	(13)
Increases as a result of tax positions taken in prior period	5
Increases as a result of tax positions taken in the current period	4
Foreign currency translation	(1)
Amount of unrecognized tax benefit as of December 31, 2022	$48

The total amount of interest expense recognized in the consolidated statements of earnings (loss) for unpaid taxes is $3 million, $3 million and $3 million for the years ended December 31, 2022, 2021 and 2020, respectively. The total amount of interest and penalties included in the consolidated balance sheets is $14 million and $16 million as of December 31, 2022 and 2021, respectively. Interest and penalties are recorded as a component of income tax expense in the consolidated statements of earnings (loss).

(16)Commitments and Contingencies

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

Obligations recorded in our consolidated financial statements pursuant to the TRA are based on estimates of future deductions and future tax rates and, in the case of the obligations subject to the Amendment, reflect management's expectation that the options will be exercised. In January 2023, the Company exercised its final call option pursuant to the Amendment, which results in fixed cash payments to Fifth Third of $138 million. The timing and/or amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryforwards and amortizable basis. Each reporting period, the Company evaluates the assumptions underlying the TRA obligations.

The consolidated balance sheets as of December 31, 2022 and 2021, include a total liability of $266 million and $451 million, respectively, relating to the TRA. The following table summarizes our estimated payment obligation timing under the TRA as of December 31, 2022 (in millions):

		Payments Due in
	Total	2023	2024	2025 and After
Obligations under TRA	$266	$197	$57	$12

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

Indemnifications and Warranties

The Company generally indemnifies its clients, subject to certain limitations and exceptions, against damages and costs resulting from claims of patent, copyright, or trademark infringement associated solely with its customers' use of the Company's solutions. Historically, the Company has not made any material payments under such indemnifications but continues to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, in which case it

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
would recognize any such losses when they are estimable. In addition, the Company warrants to customers that its software operates substantially in accordance with the software specifications. Historically, no material costs have been incurred related to software warranties, and no accruals for warranty costs have been made.

Purchase Commitments

The Company has agreements with various vendors, generally with one- to five-year terms, principally for software, maintenance support, telecommunication and network services. Additionally, we have agreements with third-party processors to provide gateway authorization and other processing services. The Company's estimated aggregate contractual obligation remaining under these agreements is approximately $828 million as of December 31, 2022, which is inclusive of the capital obligation related to the construction of our new headquarters. However, this amount could be more or less depending on various factors such as the inflation rate, foreign exchange rates, the introduction of significant new technologies, or changes in the Company's processing needs. The foregoing amounts do not include obligations of the Company under operating leases.

(17)Employee Benefit Plans

Stock Purchase Plan

FIS employees participate in an Employee Stock Purchase Plan ("ESPP"). Eligible employees may voluntarily purchase, at current market prices, shares of FIS' common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees based upon their contributions. The Company contributes a matching amount as specified in the ESPP of 25% of the employee's contribution. The Company recorded expense of $20 million, $21 million, and $20 million, respectively, for the years ended December 31, 2022, 2021 and 2020, relating to the participation of FIS employees in the ESPP.

401(k) Profit Sharing Plan and Non-U.S. Defined Contribution Plans

The Company's U.S. employees are covered by a qualified 401(k) plan. Eligible employees may contribute up to 40% of their eligible compensation, up to the annual amount allowed pursuant to the Internal Revenue Code. The Company generally matches 50% of each dollar of employee contribution up to 6% of the employee's total eligible compensation. The Company's non-U.S. employees are also covered by various defined contribution plans. The Company recorded expense of $134 million, $118 million and $107 million, respectively, for the years ended December 31, 2022, 2021 and 2020, relating to the participation of FIS employees in the 401(k) plan and the Company's contributions to non-U.S. defined contribution plans.

Stock Compensation Plans

The Company grants to certain employees equity awards pursuant to shares authorized under the FIS 2022 Omnibus Incentive Plan established in 2022 ("FIS Plan") which superseded and replaced the FIS 2008 Omnibus Incentive Plan. The number of shares available for future grants under the FIS Plan is 27 million as of December 31, 2022.

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

Stock Options

The Company grants stock options which typically vest annually over three years. All stock options are non-qualified stock options, the stock options granted by the Company expire on the seventh anniversary of the grant date, and the stock options converted through the Worldpay acquisition expire on the tenth anniversary of the grant date.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes stock option activity for the year ended December 31, 2022 (in millions except for per share amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2021	8	$99.32	3.6	$143
Granted	1	95.06
Exercised	(1)	68.11		$20
Cancelled	—	108.99
Balance, December 31, 2022	8	$101.60	3.1	$6

Options exercisable at December 31, 2022	6	$96.58	2.3	$6

The intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020, was $20 million, $107 million and $348 million, respectively. The intrinsic value of the outstanding options and options exercisable is based on a closing stock price as of December 31, 2022, of $67.85. The Company issues authorized but unissued shares or shares from treasury stock to settle stock options exercised.

The number of options granted for the years ended December 31, 2022, 2021 and 2020, was 1 million, 2 million and 2 million, respectively. The weighted average exercise price was $68.11, $142.92 and $120.47 for the years ended December 31, 2022, 2021 and 2020, respectively.

The weighted average fair value of options granted during the years ended December 31, 2022, 2021 and 2020, was $20.89, $29.01 and $21.17, respectively, using the Black-Scholes option pricing model with the assumptions below:

	2022	2021	2020
Risk free interest rate	1.7%	0.6%	0.4%
Volatility	30.5%	27.6%	24.7%
Dividend yield	2.0%	1.1%	1.2%
Weighted average expected life (years)	4.1	4.1	4.1

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

Restricted Stock Units and Performance Stock Units

The Company issues restricted stock units, which typically vest annually over three years. The grant date fair value of the restricted stock units is based on the fair market value of our common stock on the grant date. The number of restricted stock units granted during the years ended December 31, 2022, 2021 and 2020, was 1 million, 1 million and 1 million, respectively. The weighted average grant date fair value of these awards granted during the years ended December 31, 2022, 2021 and 2020, was $92.07, $138.76 and $121.83, respectively. The total fair value of restricted stock units that vested was $261 million, $241 million and $139 million in 2022, 2021 and 2020, respectively.

The Company grants performance-based stock units that typically cliff vest on the third anniversary date of the grant. The ultimate number of units to be earned depends on the achievement of performance conditions. Some performance-based stock units also include market conditions. The performance conditions are typically based on the Company’s annual organic revenue growth and Adjusted EBITDA margin expansion (see Note 21 for a definition of Adjusted EBITDA). The market conditions are based on the Company’s total shareholder return ranked against that of other companies that are included in the Standard &

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Poor’s 500 Index. The fair value of each performance-based stock unit with only performance conditions is based on the fair value of our common stock on the grant date. The fair value of each performance-based stock unit with a market condition is estimated on the date of grant using a Monte Carlo simulation model with the following weighted-average assumptions:

	2022	2021	2020
Risk free interest rate	1.6%	0.3%	0.3%
Volatility	34.2%	32.1%	27.8%
Dividend yield	2.0%	1.1%	1.3%

The number of performance-based stock units granted during the years ended December 31, 2022, 2021 and 2020, was 2 million, 1 million and 1 million, respectively. The weighted average grant date fair value of these awards granted during the years ended December 31, 2022, 2021 and 2020, was $99.27, $130.04 and $132.77, respectively. The total fair value of the performance-based stock units that vested was $35 million, $57 million and $154 million in 2022, 2021 and 2020, respectively.

The following table summarizes the restricted stock units and performance stock units activity for the year ended December 31, 2022 (in millions except for per share amounts):

	Restricted Stock Units		Performance Stock Units
	(In millions)		(In millions)
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Balance December 31, 2021	3	$133.15	1	$129.55
Granted	1	$92.07	2	$99.27
Vested	(2)	$132.70	(1)	$134.06
Forfeited	—	$114.75	—	$102.59
Balance December 31, 2022	2	$103.63	2	$104.52

Stock Compensation Cost

The Company recorded total stock compensation expense of $215 million, $383 million and $283 million for the years ended December 31, 2022, 2021 and 2020, respectively, included in Selling, general, and administrative expenses in the consolidated statements of earnings (loss). Stock compensation expense related to grants with performance conditions is recorded based on management's expected level of achievement of the financial performance measures during the performance period and is adjusted as appropriate throughout the performance period based on the shares expected to be earned. The 2021 stock compensation expense includes $104 million in accelerated stock compensation expense resulting from the Qualified Retirement Equity Program modification, described further above.

As of December 31, 2022 and 2021, the total unrecognized compensation cost related to non-vested stock awards is $179 million and $181 million, respectively, which is expected to be recognized in pre-tax income over a weighted average period of 1.6 years and 1.5 years, respectively.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(19)Components of Other Comprehensive Earnings (Loss)

The following table shows Accumulated other comprehensive earnings (loss) attributable to FIS by component, net of tax, for the years ended December 31, 2022, 2021 and 2020 (in millions):

	Change in Fair Value of Net Investment Hedges	Foreign Currency Translation Adjustments	Other	Total
Balances, December 31, 2019	$(232)	$292	$(93)	$(33)
Other comprehensive earnings (loss) before reclassifications	(951)	1,034	5	88
Amounts reclassified from accumulated other comprehensive earnings	—	—	2	2
Balances, December 31, 2020	(1,183)	1,326	(86)	57
Other comprehensive earnings (loss) before reclassifications	878	(697)	4	185
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	—	10	10
Balances, December 31, 2021	(305)	629	(72)	252
Other comprehensive earnings (loss) before reclassifications	1,034	(1,682)	36	(612)
Balances, December 31, 2022	$729	$(1,053)	$(36)	$(360)
.

See Note 15 for the tax provision associated with each component of other comprehensive earning (loss).

(20)Concentration of Risk

The Company generates a significant amount of revenue from large clients; however, no individual client accounted for 10% or more of total revenue in the years ended December 31, 2022, 2021 and 2020.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables, as well as derivatives in a net asset position. The Company places its cash equivalents with high credit-quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse clients make up the Company's client base, thus spreading the trade receivables credit risk. The Company seeks to minimize credit risk for derivatives by selecting counterparties with investment grade credit ratings. The Company also manages credit risk exposure through monitoring procedures.

(21)Segment Information

FIS reports its financial performance based on the following segments: Banking Solutions, Merchant Solutions, Capital Market Solutions and Corporate and Other. Below is a summary of each segment.

Banking Solutions ("Banking")

The Banking segment is focused on serving financial institutions of all sizes with core processing software, transaction processing software and complementary applications and services, many of which interact directly with core processing software. We sell these solutions on either a bundled or stand-alone basis. Clients in this segment include global financial institutions, U.S. regional and community banks, credit unions and commercial lenders, as well as government institutions and other commercial organizations. Banking serves clients in more than 100 countries. We provide our clients integrated solutions characterized by multi-year processing contracts that generate recurring revenue. The predictable nature of cash flows generated from the Banking segment provides opportunities for further investments in innovation, integration, information and security, and compliance in a cost-effective manner.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Merchant Solutions ("Merchant")

The Merchant segment is focused on serving merchants of all sizes globally, enabling them to accept, authorize and settle electronic payment transactions. Merchant includes all aspects of payment processing, including value-added services, such as security, fraud prevention, advanced data analytics, foreign currency management and numerous funding options. Merchant serves clients in over 100 countries. Our Merchant clients are highly diversified, including global enterprises, national retailers and small- to medium-sized businesses. The Merchant segment utilizes broad and varied distribution channels, including direct sales forces and multiple referral partner relationships that provide us with access to new and existing markets.

Capital Market Solutions ("Capital Markets")

The Capital Markets segment is focused on serving global financial services clients with a broad array of buy- and sell-side solutions. Clients in this segment operate in more than 100 countries and include asset managers, buy- and sell-side securities brokerage and trading firms, insurers, private equity firms, and other commercial organizations. Our buy- and sell-side solutions include a variety of mission-critical applications for recordkeeping, data and analytics, trading, financing and risk management. Capital Markets clients purchase our solutions in various ways including licensing and managing technology "in-house," using consulting and third-party service providers, as well as procuring fully outsourced end-to-end solutions. Our long-established relationships with many of these financial and commercial institutions generate significant recurring revenue. We have made, and continue to make, investments in modern platforms, advanced technologies, open APIs, machine learning and artificial intelligence, and regulatory technology to support our Capital Markets clients.

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments, as well as certain non-strategic businesses that we plan to wind down or sell. The overhead and leveraged costs relate to corporate marketing, corporate finance and accounting, human resources, legal, and amortization of acquisition-related intangibles and other costs, such as acquisition, integration and transformation-related expenses, that are not considered when management evaluates revenue-generating segment performance.

In the Corporate and Other segment, the Company recorded acquisition and integration costs primarily related to the Worldpay acquisition as well as certain other costs, including $313 million and $139 million for the years ended December 31, 2022 and 2021, respectively, primarily associated with the Company's platform modernization and the Company's Enterprise Transformation Program. These other costs also included severance and other termination expenses associated with enterprise cost control initiatives and changes in senior management totaling $102 million and $18 million for the years ended December 31, 2022 and 2021, respectively. These other costs also included stock-based compensation expense, primarily resulting from one-time performance-related awards, totaling $98 million and $137 million for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2021, the Company also recorded $104 million in accelerated stock compensation expense to reflect the impact of establishing a Qualified Retirement Equity Program that modified unvested equity awards outstanding at January 1, 2021 (see Note 17). These other costs also included incremental amortization expense associated with shortened estimated useful lives and accelerated amortization methods for certain software and deferred contract cost assets resulting from the Company's platform modernization totaling $197 million and $183 million for the years ended December 31, 2022 and 2021, respectively. For the years ended December 31, 2021 and 2020, the Company also recorded costs related to data center consolidation activities totaling $43 million and $88 million, and incremental costs directly related to COVID-19 of $44 million and $71 million respectively. During 2022, the Company recorded a $17.6 billion impairment of goodwill related to the Merchant Solutions segment resulting from worsening macroeconomic conditions, including rising interest rates, inflation, and slowing growth in the U.S. and Europe, as well as a sustained decline in our market capitalization and the effects of changing market dynamics affecting our SMB portfolio which is migrating from card-present offerings to embedded payments. Additionally, during 2022, the Company recorded $121 million of impairments related to real estate, a non-strategic business and certain software assets. For the year ended December 31, 2021, the Company also recorded $202 million of asset impairments for certain software and deferred contract cost assets.

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

As of and for the year ended December 31, 2022 (in millions):

	Banking Solutions	Merchant Solutions	Capital Market Solutions	Corporate and Other	Total
Revenue	$6,706	$4,773	$2,763	$286	$14,528
Operating expenses	(4,449)	(2,875)	(1,730)	(21,593)	(30,647)
Depreciation and amortization (including purchase accounting amortization)	597	360	342	2,547	3,846
Acquisition, integration and other costs	—	—	—	759	759
Asset impairments	—	—	—	17,709	17,709
Adjusted EBITDA	$2,854	$2,258	$1,375	$(292)	$6,195

Adjusted EBITDA					$6,195
Depreciation and amortization					(1,361)
Purchase accounting amortization					(2,485)
Acquisition, integration and other costs					(759)
Asset impairments					(17,709)
Interest expense, net					(275)
Other income (expense), net					63
(Provision) benefit for income taxes					(377)
Net earnings attributable to noncontrolling interest					(12)
Net earnings (loss) attributable to FIS common stockholders					$(16,720)
Capital expenditures (1)	$494	$514	$283	$162	$1,453
(1) Capital expenditures include $63 million in other financing obligations for certain hardware and software.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As of and for the year ended December 31, 2021 (in millions):

	Banking Solutions	Merchant Solutions	Capital Market Solutions	Corporate and Other	Total
Revenue	$6,396	$4,496	$2,624	$361	$13,877
Operating expenses	(4,105)	(2,580)	(1,682)	(4,455)	(12,822)
Depreciation and amortization (including purchase accounting amortization)	583	346	329	2,757	4,015
Acquisition, integration and other costs	—	—	—	845	845
Asset impairments	—	—	—	202	202
Adjusted EBITDA	$2,874	$2,262	$1,271	$(290)	$6,117

Adjusted EBITDA					$6,117
Depreciation and amortization					(1,251)
Purchase accounting amortization					(2,764)
Acquisition, integration and other costs					(845)
Asset impairments					(202)
Interest expense, net					(214)
Other income (expense), net					(52)
(Provision) benefit for income taxes					(371)
Equity method investment earnings (loss)					6
Net earnings attributable to noncontrolling interest					(7)
Net earnings attributable to FIS common stockholders					$417
Capital expenditures (1)	$442	$401	$229	$214	$1,286
(1) Capital expenditures include $35 million in other financing obligations for certain hardware and software.

As of and for the year ended December 31, 2020 (in millions):

	Banking Solutions	Merchant Solutions	Capital Market Solutions	Corporate and Other	Total
Revenue	$5,944	$3,767	$2,440	$401	$12,552
Operating expenses	(3,901)	(2,320)	(1,566)	(4,213)	(12,000)
Depreciation and amortization (including purchase accounting amortization)	513	305	273	2,623	3,714
Acquisition deferred revenue adjustment	—	—	—	—	—
Acquisition, integration and other costs	—	—	—	858	858
Asset impairments	—	—	—	136	136
Adjusted EBITDA	$2,556	$1,752	$1,147	$(195)	5,260

Adjusted EBITDA					$5,260
Depreciation and amortization					(964)
Purchase accounting amortization					(2,750)
Acquisition, integration and other costs					(858)
Asset impairments					(136)
Interest expense, net					(334)
Other income (expense), net					48
(Provision) benefit for income taxes					(96)
Equity method investment earnings (loss)					(6)
Net earnings attributable to noncontrolling interest					(6)
Net earnings attributable to FIS common stockholders					$158
Capital expenditures (1)	$498	$365	$223	$64	$1,150
(1) Capital expenditures include $21 million in other financing obligations for certain hardware and software.

Clients in the United Kingdom, Germany, Australia, Brazil, Switzerland and India accounted for the majority of the revenue from clients based outside of North America for all periods presented. FIS conducts business in over 100 countries, with no individual country outside of North America accounting for more than 10% of total revenue for the years ended December 31, 2022, 2021 and 2020.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaled $1,379 million and $1,608 million as of December 31, 2022 and 2021, respectively. These assets are predominantly located in the United Kingdom, Germany, India, France, Australia, and Switzerland.

(22)Subsequent Event

On February 13, 2023, we announced our plans to spin off the Merchant business, with the intention to create a new, publicly traded company. We expect the spin-off to be completed within the next 12 months. The proposed spin-off is subject to customary conditions, including final approval by our Board of Directors, receipt of a tax opinion and a private letter ruling from the Internal Revenue Service, the filing and effectiveness of a Form 10 registration statement with the SEC and obtaining of all required regulatory approvals.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as set forth in Item 8.

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

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of Fidelity National Information Services, Inc.	8-K	001-16427	3.1	2/6/2006
3.2	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.	10-K	001-16427	3.2	2/26/2013
3.3	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.	10-Q	001-16427	3.1	8/7/2014
3.4	Articles of Amendment to the Articles of Incorporation of Fidelity National Information Services, Inc., Effective as of July 31, 2019.	8-K	001-16427	3.1	7/31/2019
3.5	Fifth Amended and Restated Bylaws of Fidelity National Information Services, Inc.	8-K	001-16427	3.1	4/22/2022
4.1	Form of certificate representing Fidelity National Information Services, Inc. Common Stock.	S-3ASR	333-131593	4.3	2/6/2006
4.2	Indenture, dated as of April 15, 2013, among FIS, the Guarantors and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	4/15/2013
4.3	Eleventh Supplemental Indenture, dated as of August 16, 2016 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	8/16/2016
4.4	Thirteenth Supplemental Indenture, dated as of July 10, 2017 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	7/11/2017
4.5	Fifteenth Supplemental Indenture, dated as of May 16, 2018 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	5/16/2018
4.6	Sixteenth Supplemental Indenture, dated as of May 16, 2018 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	5/16/2018
4.7	Eighteenth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	5/21/2019

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
4.8	Nineteenth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	5/21/2019
4.9	Twentieth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.4	5/21/2019
4.10	Twenty-First Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.5	5/21/2019
4.11	Twenty-Fourth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.8	5/21/2019
4.12	Twenty-Fifth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.9	5/21/2019
4.13	Twenty-Seventh Supplemental Indenture, dated as of December 3, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	12/3/2019
4.14	Twenty-Eighth Supplemental Indenture, dated as of December 3, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	12/3/2019
4.15	Twenty-Ninth Supplemental Indenture, dated as of December 3, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.4	12/3/2019
4.16	Thirtieth Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.1	3/2/2021
4.17	Thirty-First Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.2	3/2/2021
4.18	Thirty-Second Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.3	3/2/2021

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
4.19	Thirty-Third Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.4	3/2/2021
4.20	Thirty-Fourth Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.5	3/2/2021
4.21	Thirty-Fifth Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.6	3/2/2021
4.22	Thirty-Sixth Supplemental Indenture, dated as of July 13, 2022 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.1	7/13/2022
4.23	Thirty-Seventh Supplemental Indenture, dated as of July 13, 2022 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.2	7/13/2022
4.24	Thirty-Eighth Supplemental Indenture, dated as of July 13, 2022 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.3	7/13/2022
4.25	Thirty-Ninth Supplemental Indenture, dated as of July 13, 2022 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.4	7/13/2022
4.26	Description of the Company's Common Stock registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-16427	4.25	2/20/2020
4.27	Description of the Company's 1.100% Senior Notes due 2024 registered pursuant to Section 12 of the Securities Exchange Act of 1934.					*
4.28	Description of the Company's 0.750% Senior Notes Due 2023, 1.500% Senior Notes Due 2027, 2.000% Senior Notes Due 2030, 2.950% Senior Notes Due 2039 and 3.360% Senior Notes Due 2031 registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-16427	4.26	2/23/2022
4.29	Description of the Company's 0.625% Senior Notes Due 2025, 1.000% Senior Notes Due 2028 and 2.250% Senior Notes Due 2029, registered pursuant to Section 12 of the Securities Exchange Act of 1934.					*

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.1	Certegy Inc. Deferred Compensation Plan, effective as of June 15, 2001. (1)	10-K405	001-16427	10.25	3/25/2002
10.2	Certegy Inc. Executive Life and Supplemental Retirement Benefit Plan Split Dollar Life Insurance Agreement, effective as of November 7, 2003. (1)	10-K	001-16427	10.40	2/17/2004
10.3	Grantor Trust Agreement, dated as of July 8, 2001, between Certegy Inc. and Wachovia Bank, N.A. (1)	10-K405	001-16427	10.15	3/25/2002
10.4	Grantor Trust Agreement, dated as of July 8, 2001 and amended and restated as of December 5, 2003, between Certegy Inc. and Wachovia Bank, N.A. (1)	10-K	001-16427	10.15(a)	2/17/2004
10.5	Second Amendment Agreement, dated as of April 5, 2019, by and among Fidelity National Information Services, Inc., the financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-16427	10.1	4/11/2019
10.6	Third Amendment and Joinder Agreement, dated as of May 29, 2019, by and among Fidelity National Information Services, Inc., the financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-16427	10.1	6/4/2019
10.7	Fourth Amendment Agreement dated as of March 2, 2021 by and among Fidelity National Information Services, Inc., and JP Morgan Chase Bank N.A., as administrative agent.	8-K	001-16427	10.1	3/4/2021
10.8	Fidelity National Information Services, Inc. Employee Stock Purchase Plan, effective as of March 16, 2006. (1)	S-4/A	333-135845	Annex C	9/19/2006
10.9	Fidelity National Information Services, Inc. Annual Incentive Plan, effective as of October 23, 2006. (1)	S-4/A	333-135845	Annex D	9/19/2006
10.10	Amended and Restated Employment Agreement between Fidelity National Information Services, Inc. and Gary A. Norcross dated October 17, 2022. (1)	10-Q	001-16427	10.1	11/4/2022
10.11	Employment Agreement, effective as of October 1, 2009, by and among Fidelity National Information Services, Inc. and James W. Woodall. (1)	8-K	001-16427	10.13	10/2/2009
10.12	Amendment to Employment Agreement, effective as of January 29, 2013, by and between Fidelity National Information Services, Inc., and James W. Woodall. (1)	10-K	001-16427	10.51	2/28/2014

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.13	Second Amendment to Employment Agreement, effective as of March 15, 2013, by and between Fidelity National Information Services, Inc., and James W. Woodall. (1)	10-K	001-16427	10.52	2/28/2014
10.14	Amendment to Employment Agreement, effective as of February 23, 2016, by and between Fidelity National Information Services, Inc., and James W. Woodall. (1)	10-K	001-16427	10.37	2/26/2016
10.15	Amendment to Employment Agreement, effective as of May 5, 2018, by and between Fidelity National Information Services, Inc., and James W. Woodall. (1)	10-K	001-16427	10.19	2/21/2019
10.16	Amendment to Employment Agreement effective as of January 31, 2022 between Fidelity National Information Services Inc., and James W. Woodall. (1)	10-K	001-16427	10.21	2/23/2022
10.17	Transition Agreement dated as of August 1, 2022 between James W. Woodall and Fidelity National Information Services, Inc. (1)	10-Q	001-16427	10.1	8/4/2022
10.18	Employment Agreement, effective as of April 16, 2012, by and among Fidelity National Information Services, Inc., and Gregory G. Montana. (1)	10-K	001-16427	10.81	2/26/2013
10.19	Amendment to Employment Agreement, effective as of February 23, 2016 by and among Fidelity National Information Services, Inc., and Gregory G. Montana. (1)	10-K	001-16427	10.43	2/26/2016
10.20	Employment Agreement, effective as of February 1, 2018 by and between Fidelity National Information Services, Inc. and Marc Mayo. (1)	10-K	001-16427	10.34	2/22/2018
10.21	Employment Agreement, effective as of February 1, 2018 by and between Fidelity National Information Services, Inc. and Bruce Lowthers. (1)	10-K	001-16427	10.35	2/22/2018
10.22	Transition Agreement, Waiver and Release an Amendment to the Employment Agreement by and between Fidelity National Information Services, Inc., and Bruce Lowthers effective as of January 31, 2022. (1)	10-K	001-16427	10.26	2/23/2022
10.23	Employment Agreement, effective as of February 1, 2018 by and between Fidelity National Information Services, Inc. and Denise Williams. (1)	10-K	001-16427	10.36	2/22/2018
10.24	Terms and Conditions of Employment, effective as of April 2, 2018, by and among FIS Systems (U.K.) Limited. and Martin Boyd. (1)	10-Q	001-16427	10.4	8/6/2019

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.25	Amendment to Terms and Conditions of Employment Agreement effective January 31, 2022 by and among FIS Capital Markets UK Limited, and Martin Boyd. (1)	10-K	001-16427	10.29	2/23/2022
10.26	Employment Agreement effective as of February 7, 2022, between Fidelity National Information Services, Inc., and Caroline Tsai. (1)					*
10.27	Employment Agreement effective as of December 16, 2013, between Fidelity National Information Services, Inc., and Ido Gileadi. (1)					*
10.28	Amendment to Employment Agreement effective as of January 31, 2022, between Fidelity National Information Services, Inc., and Ido Gileadi. (1)					*
10.29	Employment Agreement effective as of June 1, 2015, between Fidelity National Information Services, Inc. and Erik Hoag. (1)					*
10.30	Amendment to Employment Agreement effective as of January 31, 2022, between Fidelity National Information Services, Inc., and Erik Hoag. (1)					*
10.31	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2014. (1)	10-K	001-16427	10.60	2/26/2016
10.32	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2015. (1)	10-K	001-16427	10.63	2/26/2016
10.33	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2016. (1)	10-K	001-16427	10.62	2/23/2017
10.34	Form of Restricted Stock Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2017. (1)	10-K	001-16427	10.46	2/21/2019
10.35	Form of Non-Statutory Stock Option Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2017. (1)	10-K	001-16427	10.47	2/21/2019
10.36	Form of Restricted Stock Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2017. (1)	10-K	001-16427	10.48	2/21/2019

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.37	Form of Non-Statutory Stock Option Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2017. (1)	10-K	001-16427	10.49	2/21/2019
10.38	Form of Restricted Stock Unit Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2018. (1)	10-K	001-16427	10.50	2/21/2019
10.39	Form of Stock Option Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2018. (1)	10-K	001-16427	10.51	2/21/2019
10.40	Form of Restricted Stock Unit Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2018. (1)	10-K	001-16427	10.52	2/21/2019
10.41	Form of Performance Stock Unit Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2018. (1)	10-K	001-16427	10.53	2/21/2019
10.42	Seventh Amendment and Restatement Agreement, dated as of September 21, 2018, by and among Fidelity National Information Services, Inc., each lender party thereto and JP Morgan Chase Bank N.A., as Administrative Agent.	8-K	001-16427	10.1	9/24/2018
10.43	Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan, as amended and restated effective May 30, 2018. (1)	DEF 14A	001-16427	Annex A	4/20/2018
10.44	Amendment to Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan. (1)	10-Q	001-16427	10.2	10/29/2020
10.45	Form of Stock Option Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2019. (1)	10-K	001-16427	10.43	2/20/2020
10.46	Form of Restricted Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2019. (1)	10-K	001-16427	10.44	2/20/2020
10.47	Form of Restricted Stock Unit Grant to Director under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in May 2019. (1)	10-K	001-16427	10.45	2/20/2020

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.48	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2019. (1)	10-K	001-16427	10.46	2/20/2020
10.49	Form of Restricted Stock Unit Grant to Director under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in August 2019. (1)	10-K	001-16427	10.47	2/20/2020
10.50	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in August 2019. (1)	10-K	001-16427	10.48	2/20/2020
10.51	Form of Performance Share Unit Award for United Kingdom Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.49	2/20/2020
10.52	Form of Performance Share Unit Award for United States Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.50	2/20/2020
10.53	Form of Stock Option Grant for United States Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.51	2/20/2020
10.54	Form of Stock Option Grant for United Kingdom Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.52	2/20/2020
10.55	Form of Restricted Stock Unit Award for United Kingdom Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.53	2/20/2020
10.56	Form of Restricted Stock Unit Award for United States Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.54	2/20/2020
10.57	Form of Stock Option Grant Notice and Option Agreement under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2013 through 2017. (1)	10-Q	001-35462	10.1	5/6/2013
10.58	Form of Performance Share Unit Acquisition Award Notice and Performance Share Unit Acquisition Award Agreement for U.S. Employees (Co-CEO under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2018. (1)	10-K	001-35462	10.16.7	2/28/2018

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.59	Form of Performance Share Unit Acquisition Award Notice and Performance Share Unit Acquisition Award Agreement for U.S. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2018. (1)	10-K	001-35462	10.16.9	2/28/2018
10.60	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for U.S. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2018 and 2019. (1)	10-K	001-35462	10.16.12	2/28/2018
10.61	Form of Stock Option Grant Notice and Stock Option Award Agreement for U.S. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2018 and 2019. (1)	10-K	001-35462	10.16.14	2/28/2018
10.62	Form of Performance Share Unit Award Notice and Performance Share Unit Award Agreement for U.S. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2018 and 2019. (1)	10-K	001-35462	10.16.16	2/28/2018
10.63	Form of Performance Share Unit Award Notice for United States Executives under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-35462	10.40	2/26/2019
10.64	Worldpay, Inc.2012 Equity Incentive Plan. (1)	10-K	001-35462	10.40	2/28/2018
10.65	Form of Deferred Restricted Stock Unit Grant to Director under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in May 2020. (1)	10-K	001-16427	10.63	2/18/2021
10.66	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2020. (1)	10-K	001-16427	10.64	2/18/2021
10.67	Form of Stock Option Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2020. (1)	10-K	001-16427	10.65	2/18/2021
10.68	Form of Restricted Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2020. (1)	10-K	001-16427	10.66	2/18/2021
10.69	Form of Restricted Stock Unit Grant to Director under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in May 2020. (1)	10-K	001-16427	10.67	2/18/2021

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.70	Fidelity National Information Services, Inc. Qualified Retirement Equity Program effective January 1, 2021. (1)	10-Q	001-16427	10.1	5/6/2021
10.71	Form of Stock Option Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made beginning in March 2021. (1)	10-Q	001-16427	10.2	5/6/2021
10.72	Form of Restricted Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made beginning in March 2021. (1)	10-Q	001-16427	10.3	5/6/2021
10.73	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made beginning in March 2021. (1)	10-Q	001-16427	10.4	5/6/2021
10.74	Employment Agreement, effective as of June 1, 2021, by and between Fidelity National Information Services, Inc., and Thomas K. Warren.(1)	10-Q	001-16427	10.1	8/3/2021
10.75	Separation Agreement, Waiver and Release between Fidelity National Information Services, Inc., and Asif Ramji effective as of May 7, 2021. (1)	10-Q	001-16427	10.3	8/3/2021
10.76	Amended and Restated Employment Agreement dated as of October 17, 2022 between Fidelity National Information Services, Inc., and Stephanie Ferris.(1)	10-Q	001-16427	10.2	11/4/2022
10.77	Cooperation Agreement dated as of December 14, 2022, between Fidelity National Information Services, Inc. and D.E. Shaw.	8-K	001-16427	10.1	12/15/2022
10.78	Amendment to Employment Agreement effective as of January 31, 2022, between Fidelity National Information Services, Inc., and Denise Williams. (1)					*
21.1	Subsidiaries of the Registrant.					*
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).					*
31.1
Certification of Stephanie Ferris, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						*
31.2
Certification of Erik D. Hoag, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						*

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
32.1
Certification of Stephanie Ferris, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
32.2
Certification of Erik D. Hoag, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date:	February 27, 2023	By:	/s/ STEPHANIE FERRIS
Stephanie Ferris
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27, 2023	By:	/s/ ERIK HOAG
Erik Hoag
Chief Financial Officer
(Principal Financial Officer)

Date:	February 27, 2023	By:	/s/ THOMAS K. WARREN
Thomas K. Warren
Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 27, 2023	By:	/s/ STEPHANIE FERRIS
Stephanie Ferris
President, Chief Executive Officer and Director

Date:	February 27, 2023	By:	/s/ JEFFREY A. GOLDSTEIN
Jeffrey A. Goldstein
Chairman of the Board
Director

Date:	February 27, 2023	By:	/s/ LEE ADREAN
Lee Adrean
Director

Date:	February 27, 2023	By:	/s/ ELLEN R. ALEMANY
Ellen R. Alemany
Director

Date:	February 27, 2023	By:	/s/ MARK D. BENJAMIN
Mark D. Benjamin
Director

Date:	February 27, 2023	By:	/s/ VIJAY D'SILVA
Vijay D'Silva
Director

Date:	February 27, 2023	By:	/s/ LISA A. HOOK
Lisa A. Hook
Director

Date:	February 27, 2023	By:	/s/ KENNETH T. LAMNECK
Kenneth T. Lamneck
Director

Date:	February 27, 2023	By:	/s/ GARY L. LAUER
Gary L. Lauer
Director

Date:	February 27, 2023	By:	/s/ LOUISE M. PARENT
Louise M. Parent
Director

Date:	February 27, 2023	By:	/s/ BRIAN T. SHEA
Brian T. Shea
Director

Date:	February 27, 2023	By:	/s/ JAMES B. STALLINGS, JR.
James B. Stallings, Jr.
Director

Date:	February 27, 2023	By:	/s/ JEFFREY E. STIEFLER
Jeffrey E. Stiefler
Director