Form 10-Q
period 2023-03-31
Fidelity National Information Services, Inc.
filed 2023-05-02
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of April 28, 2023, 592,436,518 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2023

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,871	$2,188
Settlement assets	4,425	5,855
Trade receivables, net of allowance for credit losses of $92 and $75, respectively	3,476	3,699
Other receivables	486	493
Prepaid expenses and other current assets	708	583
Total current assets	10,966	12,818
Property and equipment, net	838	862
Goodwill	34,424	34,276
Intangible assets, net	8,531	8,956
Software, net	3,222	3,238
Other noncurrent assets	1,988	2,048
Deferred contract costs, net	1,109	1,080
Total assets	$61,078	$63,278
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$2,465	$2,754
Settlement payables	5,331	6,752
Deferred revenue	825	788
Short-term borrowings	3,968	3,797
Current portion of long-term debt	2,139	2,133
Total current liabilities	14,728	16,224
Long-term debt, excluding current portion	13,905	14,207
Deferred income taxes	3,494	3,550
Other noncurrent liabilities	1,847	1,891
Total liabilities	33,974	35,872

Redeemable noncontrolling interest	—	180
Equity:
FIS stockholders’ equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding as of March 31, 2023, and December 31, 2022	—	—
Common stock $0.01 par value, 750 shares authorized, 631 and 630 shares issued as of March 31, 2023, and December 31, 2022, respectively	6	6
Additional paid in capital	46,802	46,735
(Accumulated deficit) retained earnings	(15,141)	(14,971)
Accumulated other comprehensive earnings (loss)	(364)	(360)
Treasury stock, $0.01 par value, 39 and 39 common shares as of March 31, 2023, and December 31, 2022, respectively, at cost	(4,206)	(4,192)
Total FIS stockholders’ equity	27,097	27,218
Noncontrolling interest	7	8
Total equity	27,104	27,226
Total liabilities, redeemable noncontrolling interest and equity	$61,078	$63,278
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2023	2022

Revenue	$3,510	$3,492
Cost of revenue	2,169	2,242
Gross profit	1,341	1,250
Selling, general, and administrative expenses	1,004	1,035
Asset impairments	—	58
Operating income	337	157
Other income (expense):
Interest expense, net	(137)	(43)
Other income (expense), net	(11)	61
Total other income (expense), net	(148)	18
Earnings before income taxes	189	175
Provision (benefit) for income taxes	48	54
Net earnings	141	121
Net (earnings) loss attributable to noncontrolling interest	(1)	(1)
Net earnings attributable to FIS common stockholders	$140	$120

Net earnings per share-basic attributable to FIS common stockholders	$0.24	$0.20
Weighted average shares outstanding-basic	592	610
Net earnings per share-diluted attributable to FIS common stockholders	$0.24	$0.20
Weighted average shares outstanding-diluted	593	614
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(In millions)
(Unaudited)

	Three months ended March 31,
	2023		2022

Net earnings (loss)		$141		$121
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustments	$257		$(495)
Change in fair value of net investment hedges	(296)		351
Other adjustments	—		4
Other comprehensive earnings (loss), before tax	(39)		(140)
Provision for income tax (expense) benefit related to items of other comprehensive earnings (loss)	35		(6)
Other comprehensive earnings (loss), net of tax	$(4)	(4)	$(146)	(146)
Comprehensive earnings (loss)		137		(25)
Net (earnings) loss attributable to noncontrolling interest		(1)		(1)
Comprehensive earnings (loss) attributable to FIS common stockholders		$136		$(26)
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three months ended March 31, 2023 and 2022
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2022	630	(39)	$6	$46,735	$(14,971)	$(360)	$(4,192)	$8	$27,226
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	40	—	—	—	—	40
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(14)	—	(14)
Stock-based compensation	—	—	—	20	—	—	—	—	20
Cash dividends declared ($0.52 per share per quarter) and other distributions	—	—	—	—	(310)	—	—	(2)	(312)
Other	—	—	—	7	—	—	—	—	7
Net earnings (loss)	—	—	—	—	140	—	—	1	141
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(4)	—	—	(4)
Balances, March 31, 2023	631	(39)	$6	$46,802	$(15,141)	$(364)	$(4,206)	$7	$27,104

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, Decmber 31, 2021	625	(16)	$6	$46,466	$2,889	$252	$(2,266)	$11	$47,358
Issuance of restricted stock	3	—	—	5	—	—	—	—	5
Exercise of stock options	—	—	—	8	—	—	—	—	8
Treasury shares held for taxes due upon exercise of stock awards	—	(1)	—	—	—	—	(77)	—	(77)
Stock-based compensation	—	—	—	57	—	—	—	—	57
Cash dividends declared ($0.47 per share per quarter) and other distributions	—	—	—	—	(288)	—	—	(2)	(290)
Net earnings (loss)	—	—	—	—	120	—	—	1	121
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(146)	—	—	(146)
Balances, March 31, 2022	628	(17)	$6	$46,536	$2,721	$106	$(2,343)	$10	$47,036

(1)Excludes redeemable noncontrolling interest that is not considered equity.

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$141	$121
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	895	1,013
Amortization of debt issuance costs	8	7
Asset impairments	—	58
Stock-based compensation	20	57
Deferred income taxes	(41)	(112)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	214	62
Settlement activity	(189)	(162)
Prepaid expenses and other assets	(153)	(152)
Deferred contract costs	(118)	(73)
Deferred revenue	61	55
Accounts payable, accrued liabilities and other liabilities	(206)	22
Net cash provided by operating activities	632	896

Cash flows from investing activities:
Additions to property and equipment	(48)	(108)
Additions to software	(231)	(304)
Settlement of net investment hedge cross-currency interest rate swaps	(10)	135
Other investing activities, net	(4)	(13)
Net cash provided by (used in) investing activities	(293)	(290)

Cash flows from financing activities:
Borrowings	20,233	15,902
Repayment of borrowings and other financing obligations	(20,582)	(16,609)
Debt issuance costs	(2)	—
Net proceeds from stock issued under stock-based compensation plans	47	33
Treasury stock activity	(14)	(77)
Dividends paid	(309)	(287)
Payments on tax receivable agreement	(94)	(46)
Purchase of noncontrolling interest	(173)	—
Other financing activities, net	(2)	(1)
Net cash provided by (used in) financing activities	(896)	(1,085)

Effect of foreign currency exchange rate changes on cash	86	(103)
Net increase (decrease) in cash, cash equivalents and restricted cash	(471)	(582)
Cash, cash equivalents and restricted cash, beginning of period	4,813	4,283
Cash, cash equivalents and restricted cash, end of period	$4,342	$3,701

Supplemental cash flow information:
Cash paid for interest	$176	$75
Cash paid for income taxes	$57	$46
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

(1)       Basis of Presentation

The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

The preparation of these consolidated financial statements in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP") and the related rules and regulations of the U.S. Securities and Exchange Commission ("SEC" or "Commission") requires our management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The inputs into management's critical and significant accounting estimates consider the economic impact of higher rates of inflation and slower economic growth. These estimates may change as new events occur and additional information is obtained. Future actual results could differ materially from these estimates. To the extent that there are differences between these estimates, judgments and assumptions and actual results, our consolidated financial statements will be affected.

Certain reclassifications have been made in the 2022 consolidated financial statements to conform to the classifications used in 2023. On the consolidated statements of comprehensive earnings, we reclassified the Change in fair value of net investment hedges from Foreign currency translation adjustments into its own classification. On the consolidated statements of cash flows, we reclassified Settlement of net investment hedges cross-currency interest rate swaps from Other investing activities to its own classification and Payments on tax receivable agreement from Other financing activities into its own classification.

FIS reports its financial performance based on the following segments: Banking Solutions, Merchant Solutions, Capital Market Solutions, and Corporate and Other. The Company regularly assesses its portfolio of assets and reclassified certain businesses from Capital Market Solutions to Banking Solutions and to the Corporate and Other Segment in the quarter ended March 31, 2023, and recast all prior-period segment information presented. See Note 10 for more information regarding our segments and the related reclassification.

Amounts in tables in the financial statements and accompanying footnotes may not sum or calculate due to rounding.

(2)       Acquisitions

Virtus Acquisition

On January 2, 2020, FIS acquired a majority interest in Virtus Partners ("Virtus"), previously a privately held company that provides high-value managed services and technology to the credit and loan market. The acquisition was accounted for as a business combination. FIS acquired a 70% voting and financial interest in Virtus with 30% interest retained by the founders of Virtus ("Founders"). The agreement between FIS and the Founders provided FIS with a call option to purchase, and the Founders with a put option requiring FIS to purchase, all of the Founders' retained interest in Virtus at a redemption value determined pursuant to performance goals stated in the agreement, exercisable at any time after two years and three years, respectively, following the acquisition date. In January 2023, the Founders exercised their put option, and as a result, FIS paid the $173 million redemption value, recorded as a financing activity in the consolidated statement of cash flows, and now owns 100% of Virtus.

(3)       Revenue

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue. The tables also include a reconciliation of the disaggregated revenue with the Company's reportable segments. Prior-period amounts have been reclassified to conform to the new reportable segment presentation as discussed in Note 10.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended March 31, 2023 (in millions):

			Capital
	Banking	Merchant	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,439	$777	$425	$26	$2,667
All others	246	328	238	31	843
Total	$1,685	$1,105	$663	$57	$3,510

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,299	$1,081	$342	$39	$2,761
Software maintenance	90	1	129	—	220
Other recurring	54	20	19	10	103
Total recurring	1,443	1,102	490	49	3,084

Software license	11	3	73	—	87
Professional services	154	—	100	2	256
Other non-recurring fees	77	—	—	6	83
Total	$1,685	$1,105	$663	$57	$3,510

For the three months ended March 31, 2022 (in millions):

			Capital
	Banking	Merchant	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,418	$785	$374	$51	$2,628
All others	241	327	253	43	864
Total	$1,659	$1,112	$627	$94	$3,492

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,255	$1,087	$308	$76	$2,726
Software maintenance	92	1	125	—	218
Other recurring	51	22	14	10	97
Total recurring	1,398	1,110	447	86	3,041

Software license	31	1	73	—	105
Professional services	144	—	107	2	253
Other non-recurring fees	86	1	—	6	93
Total	$1,659	$1,112	$627	$94	$3,492

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Contract Balances

The Company recognized revenue of $318 million and $310 million during the three months ended March 31, 2023 and 2022, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2023, approximately $22.5 billion of revenue is estimated to be recognized in the future primarily from the Banking Solutions and Capital Market Solutions segments' remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 30% of the Banking Solutions and Capital Market Solutions segments' remaining performance obligations over the next 12 months, approximately another 22% over the next 13 to 24 months, and the balance thereafter.

As permitted by ASC 606, Revenue from Contracts with Customers, the Company has elected to exclude from this disclosure an estimate for the Merchant Solutions segment, as its contracts either have an original duration of one year or less or contain variable consideration that is allocated entirely to the day of performance under its stand-ready performance obligations comprised of a series of distinct daily services. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.

(4)       Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

The Company records restricted cash in captions other than Cash and cash equivalents in the consolidated balance sheets. The reconciliation between Cash and cash equivalents in the consolidated balance sheets and Cash, cash equivalents and restricted cash per the consolidated statements of cash flows is as follows (in millions):

	March 31, 2023	December 31, 2022
Cash and cash equivalents on the consolidated balance sheets	$1,871	$2,188
Merchant float (in Settlement assets)	2,471	2,625
Total Cash and cash equivalents and restricted cash per the consolidated statements of cash flows	$4,342	$4,813

Settlement Assets

The principal components of the Company's settlement assets on the consolidated balance sheets are as follows (in millions):

	March 31, 2023	December 31, 2022
Settlement assets
Settlement deposits	$527	$492
Merchant float	2,471	2,625
Settlement receivables	1,427	2,738
Total Settlement assets	$4,425	$5,855

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Intangible Assets, Software and Property and Equipment

The following table provides details of Intangible assets, Software and Property and equipment as of March 31, 2023, and December 31, 2022 (in millions):

	March 31, 2023			December 31, 2022
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Intangible assets	$18,362	$9,831	$8,531	$18,260	$9,304	$8,956
Software	$6,635	$3,413	$3,222	$6,607	$3,369	$3,238
Property and equipment	$2,394	$1,556	$838	$2,381	$1,519	$862

As of March 31, 2023, Intangible assets, net of amortization, includes $8,305 million of customer relationships and $226 million of trademarks and other intangible assets. Amortization expense with respect to Intangible assets was $496 million and $557 million for the three months ended March 31, 2023 and 2022, respectively.

Depreciation expense for property and equipment was $57 million and $73 million for the three months ended March 31, 2023 and 2022, respectively.

Amortization expense with respect to software was $251 million and $287 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company recorded $16 million and $62 million, respectively, of incremental software amortization expense resulting from the Company's platform modernization. Platform modernization includes sunsetting certain technology platforms, which resulted in shortened estimated useful lives and accelerated amortization methods primarily impacting the associated assets over approximately three years, beginning in the third quarter of 2021.

Impairments

For the three months ended March 31, 2022, the Company also recorded $58 million of impairments primarily related to real estate-related assets as a result of office space reductions.

Goodwill

Changes in goodwill during the three months ended March 31, 2023, are summarized below (in millions). Prior-period amounts have been reclassified to conform to the new reportable segment presentation as discussed in Note 10.

			Capital	Corporate
	Banking	Merchant	Market	And
	Solutions	Solutions	Solutions	Other	Total
Balance, December 31, 2022	$12,536	$17,460	$4,260	$20	$34,276
Foreign currency adjustments	8	123	17	—	148
Balance, March 31, 2023	$12,544	$17,583	$4,277	$20	$34,424

We assess goodwill for impairment on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. We evaluated if events and circumstances as of March 31, 2023, indicated potential impairment of our reporting units. We performed a qualitative assessment by examining factors most likely to affect our reporting units' fair values, including the impact of recent U.S. bank failures. The factors examined involve significant use of management judgment and included, among others, (1) forecast revenue, growth rates, operating margins, and capital expenditures used to calculate estimated future cash flows, (2) future economic and market conditions and (3) FIS' market capitalization. Based on our interim impairment assessment as of March 31, 2023, we concluded that it remained more likely than not that the fair value continues to exceed the carrying amount for each of our reporting units; therefore, goodwill was not impaired.

It is reasonably possible, however, that macroeconomic conditions, including rates of economic growth, inflation and interest, and foreign currency movements, or other events could have a material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment and could result in future goodwill impairment.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The total carrying amount of goodwill as of March 31, 2023, and December 31, 2022, is net of accumulated impairment charges of $17.7 billion. Of this amount, $17.6 billion relates to the Merchant Solutions reporting unit which was impaired during the fourth quarter of 2022, and $94 million relates to non-strategic businesses within Corporate and Other which were impaired during the fourth quarter of 2020.

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

The Company has elected the fair value option under ASC 825, Financial Instruments ("ASC 825"), for measuring its preferred stock asset and CVR liability. The fair value of the preferred stock was $71 million and $55 million at March 31, 2023, and December 31, 2022, respectively, recorded in Other noncurrent assets on the consolidated balance sheets. The fair value of the CVR liability was $361 million and $342 million at March 31, 2023, and December 31, 2022, respectively, recorded in Other noncurrent liabilities on the consolidated balance sheets. Pursuant to ASC 825, the Company remeasures the fair value of the preferred stock and CVR liability each reporting period. The net change in fair value was $(3) million and $25 million for the three months ended March 31, 2023 and 2022, respectively, recorded in Other income (expense), net on the consolidated statements of earnings (loss).

Equity Security Investments

The Company holds various equity securities without readily determinable fair values that primarily represent strategic investments made by the Company as well as investments obtained through acquisitions. Such investments totaled $395 million and $393 million at March 31, 2023, and December 31, 2022, respectively, and are included within Other noncurrent assets on the consolidated balance sheets. The Company accounts for these investments at cost, less impairment, and adjusts the carrying values for observable price changes from orderly transactions for identical or similar investments of the same issuer. These adjustments are generally considered Level 2-type fair value measurements. The Company records gains and losses on these investments, realized and unrealized as well as impairment losses, as Other income (expense), net on the consolidated statements of earnings (loss) and recorded net gains of $(2) million and $41 million for the three months ended March 31, 2023 and 2022, respectively, related to these investments.

(5)       Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of March 31, 2023, and December 31, 2022, consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Contract costs on implementations in progress	$216	$250
Contract origination costs on completed implementations, net	636	579
Contract fulfillment costs on completed implementations, net	257	251
Total Deferred contract costs, net	$1,109	$1,080

Amortization of deferred contract costs on completed implementations was $91 million and $96 million during the three months ended March 31, 2023 and 2022, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company recorded $3 million and $16 million during the three months ended March 31, 2023 and 2022, respectively, of incremental amortization expense related to deferred contract costs resulting from the Company's platform modernization.

(6)       Debt

Long-term debt as of March 31, 2023, and December 31, 2022, consisted of the following (in millions):

	March 31, 2023
		Weighted
		Average
	Interest	Interest		March 31,	December 31,
	Rates	Rate (1)	Maturities	2023	2022
Fixed Rate Notes
Senior USD Notes	0.6% - 5.6%	3.9%	2024 - 2052	$8,659	$9,409
Senior Euro Notes	0.6% - 3.0%	1.6%	2023 - 2039	6,256	6,154
Senior GBP Notes	2.3% - 3.4%	6.6%	2029 - 2031	1,144	1,119
Revolving Credit Facility (2)		6.0%	2026	556	280
Incremental Revolving Credit Facility (3)			2023	—	—
Other (4)				(571)	(622)
Total long-term debt, including current portion				16,044	16,340
Current portion of long-term debt				(2,139)	(2,133)
Long-term debt, excluding current portion				$13,905	$14,207

(1)The weighted average interest rate includes the impact of interest rate swaps and excludes the impact of cross-currency interest rate swaps (see Note 7).
(2)Interest on the Revolving Credit Facility is generally payable at LIBOR plus an applicable margin of up to 1.625% plus an unused commitment fee of up to 0.225%, each based upon the Company's corporate credit ratings. The weighted average interest rate on the Revolving Credit Facility excludes fees.
(3)Interest on the Incremental Revolving Credit Facility is generally payable at a rate, at the option of the Company, equal to the Term SOFR Rate plus 0.10% plus a margin of up to 1.625% or equal to the Base Rate plus a margin of up to 0.625%, in either case plus an unused commitment fee of up to 0.225%.
(4)Other includes financing obligations for certain hardware and software, the fair value of interest rate swaps (see Note 7), unamortized non-cash bond discounts and unamortized debt issuance costs.

Short-term borrowings as of March 31, 2023, and December 31, 2022, consisted of the following (in millions):

	March 31, 2023
	Weighted
	Average
	Interest		March 31,	December 31,
	Rate	Maturities	2023	2022
Euro-commercial paper notes ("ECP Notes")	3.0%	Up to 183 days	$1,924	$2,054
U.S. commercial paper notes ("USCP Notes")	5.4%	Up to 397 days	2,044	1,701
Other			—	42
Total Short-term borrowings			$3,968	$3,797

As discussed further in Note 7, the Company is a party to interest rate swaps that convert a portion of its fixed-rate debt to variable-rate debt. These interest rate swaps are designated as fair value hedges of its fixed rate debt. The Company has also entered into cross currency interest rate swaps under which it agrees to pay interest in U.S. dollars in exchange for receiving interest in a foreign currency. Although these cross currency interest rate swaps are entered into as net investment hedges of its investments in certain of its non-U.S. subsidiaries, and not for the purpose of hedging interest rates, the benefit or cost of such hedges is reflected in interest expense in the consolidated statement of earnings. As of March 31, 2023, the weighted average interest rate of the Company's outstanding debt was 3.7%, including the impact of interest rate swaps but excluding the impact of cross-currency interest rate swaps. Including the impact of cross-currency interest rate swaps on interest expense, the weighted average interest rate of the Company's outstanding debt was 3.0%.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following summarizes the aggregate maturities of our long-term debt, including other financing obligations for certain hardware and software, based on stated contractual maturities, excluding the fair value of the interest rate swaps (see Note 7) and net unamortized non-cash bond discounts of $(552) million as of March 31, 2023 (in millions):

Total
2023 remaining period	$1,392
2024	1,311
2025	1,448
2026	1,261
2027	2,416
Thereafter	8,865
Total principal payments	16,693
Debt issuance costs, net of accumulated amortization	(97)
Total long-term debt	$16,596

There are no mandatory principal payments on the Revolving Credit Facility or the Incremental Revolving Credit Facility, and any balance outstanding on the Revolving Credit Facility or the Incremental Revolving Credit Facility will be due and payable at each such facility's scheduled maturity date, which occur on March 2, 2026 and December 15, 2023, respectively.

Senior Notes

On March 1, 2023, FIS repaid an aggregate principal amount of $750 million in Senior USD Notes, on their due date, pursuant to the related indenture.

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

Revolving Credit Facilities

On February 28, 2023, FIS entered into a Incremental Revolving Credit Facility which provides credit commitments outstanding of $2.0 billion, with a scheduled maturity date of December 15, 2023. The proceeds of any borrowings under the Incremental Revolving Credit Facility will be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries, including the repayment of certain existing debt of the Company and its subsidiaries and to backstop the Company’s commercial paper program. The Incremental Revolving Credit Facility contains customary covenants restricting, among other things, the incurrence of indebtedness, certain restricted payments and use of proceeds as well as to maintain certain financial ratios.

As of March 31, 2023, the borrowing capacity under the Revolving Credit Facility and Incremental Revolving Credit Facility was $2,976 million (net of $3,968 million of capacity backstopping our commercial paper notes).

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $1,629 million and $1,873 million lower than the carrying value, excluding the fair value of the interest rate swaps and unamortized discounts, as of March 31, 2023, and December 31, 2022, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7)       Financial Instruments

Fair Value Hedges

The Company holds interest rate swaps with aggregate notional amounts of $1,854 million, £925 million and €500 million at each of March 31, 2023, and December 31, 2022, converting the interest rate exposure on certain of the Company's Senior USD Notes, Senior GBP Notes and Senior Euro Notes, as applicable, from fixed to variable. These swaps are designated as fair value hedges for accounting purposes with a net liability fair value of $514 million and $578 million reflected as a decrease in the long-term debt balance at March 31, 2023, and December 31, 2022, respectively (see Note 6).

Net Investment Hedges

The purpose of the Company's net investment hedges, as discussed below, is to reduce the volatility of FIS' net investment value in its Euro- and Pound Sterling-denominated operations due to changes in foreign currency exchange rates.

The Company recorded net investment hedge aggregate gain (loss) for the change in fair value and related income tax (expense) benefit within Other comprehensive earnings (loss), net of tax, on the consolidated statements of comprehensive earnings (loss) for its designated net investment hedges as follows (in millions). No ineffectiveness has been recorded on the net investment hedges.

	Three months ended March 31,
	2023	2022
Foreign currency-denominated debt designations	$(117)	$174
Cross-currency interest rate swap designations	(104)	86
Total	$(221)	$260

Foreign Currency-Denominated Debt Designations

The Company designates certain foreign currency-denominated debt as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations. As of March 31, 2023, and December 31, 2022, an aggregate €7,499 million and €7,646 million, respectively, was designated as a net investment hedge of the Company's investment in Euro-denominated operations related to Senior Euro Notes with maturities ranging from 2023 to 2039 and ECP Notes. As of March 31, 2023, and December 31, 2022, an aggregate £746 million and £726 million, respectively, was designated as a net investment hedge of the Company's Pound Sterling-denominated operations related to the Senior GBP Notes with maturities ranging from 2029 to 2031 at March 31, 2023.

Cross-Currency Interest Rate Swap Designations

The Company holds cross-currency interest rate swaps and designates them as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations.

As of March 31, 2023, and December 31, 2022, aggregate notional amounts of €6,343 million and €6,343 million, respectively, were designated as net investment hedges of the Company's investment in Euro-denominated operations, and aggregate notional amounts of £2,580 million and £2,580 million, respectively, were designated as net investment hedges of the Company's Pound Sterling-denominated operations. The cross-currency interest rate swap fair values totaled assets of $246 million and $336 million and liabilities of $(112) million and $(72) million at March 31, 2023, and December 31, 2022, respectively.

During the three months ended March 31, 2023 and 2022, the Company (paid) received net proceeds of approximately $(10) million and $135 million, respectively, for the fair values of the cross-currency interest rate swaps as of the settlement dates. The proceeds were recorded within investing activities on the consolidated statements of cash flows. Following the settlement of the existing cross-currency interest rate swaps, the Company entered into new cross-currency interest rate swaps at current market terms with similar notional amounts and maturity dates as the settled cross-currency interest rate swaps.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8)    Commitments and Contingencies

Securities Litigation

On March 6, 2023, a complaint captioned Palm Bay Police and Firefighters’ Pension Fund v. Fidelity National Information Services, Inc., et al., was filed in the United States District Court for the Middle District of Florida by a shareholder of the Company. This putative class action, which names the Company and certain of its current and former officers as defendants, seeks damages for alleged violations of federal securities laws in connection with our disclosures relating to our Merchant Solutions segment. Plaintiff seeks to represent a class consisting of all persons who purchased the Company’s common stock between February 9, 2021, and February 10, 2023. A second putative class action complaint, making many of the same allegations, was filed on April 28, 2023, seeking damages on behalf of a class consisting of all persons who purchased the Company’s common stock between May 7, 2020, and February 10, 2023. While we believe the cases are without merit, no assurance can be given as to their ultimate outcome. We intend to contest them vigorously.

On April 27, 2023, a shareholder derivative action captioned Portia McCollum, derivatively on behalf of Fidelity National Information Services, Inc. v. Gary Norcross et al., was filed in the same court by a shareholder of the Company. This action, which was purportedly filed on behalf of the Company and names our current and certain of our former directors as defendants, makes claims for alleged breaches of federal securities laws, breaches of fiduciary duty, and corporate waste arising out of the same matters at issue in the Palm Bay Pension Fund matter described above.

Brazilian Tax Authorities Claims

In 2004, Proservvi Empreendimentos e Servicos, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. ("Servicos"), a subsidiary of Fidelity National Participacoes Ltda., our former item processing and remittance services operation in Brazil, acquired certain assets and employees and leased certain facilities from the Transpev Group ("Transpev") in Brazil. Transpev's remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and, beginning in 2012, brought claims against Prosegur and Servicos on the grounds that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities filed 14 claims against Servicos asserting potential tax liabilities of approximately $12 million. There are potentially 24 additional claims against Transpev/Prosegur for which Servicos is named as a co-defendant or may be named but for which Servicos has not yet been served. These additional claims amount to approximately $34 million, making the total potential exposure for all 38 claims approximately $46 million. We do not believe a liability for these 38 total claims is probable and, therefore, have not recorded a liability for any of these claims.

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

Obligations recorded in our consolidated financial statements pursuant to the TRA are based on estimates of future deductions and future tax rates and, in the case of the obligations subject to the Amendment, reflect management's expectation that the options will be exercised. In January 2023, the Company exercised its third call option pursuant to the Amendment, which results in fixed cash payments to Fifth Third of $138 million. The timing and/or amount of aggregate payments due under the TRA may vary based on a number of factors, including the exercise of options, the amount and timing of taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryforwards and amortizable basis. Each reporting period, the Company evaluates the assumptions underlying the TRA obligations.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The consolidated balance sheets as of March 31, 2023, and December 31, 2022, include a total liability of $172 million and $266 million, respectively, relating to the TRA.

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

(9)     Net Earnings (Loss) per Share

The basic weighted average shares and common stock equivalents for the three months ended March 31, 2023 and 2022, were computed using the treasury stock method.

The following table summarizes net earnings and net earnings per share attributable to FIS common stockholders for the three months ended March 31, 2023 and 2022 (in millions, except per share amounts):

	Three months ended March 31,
	2023	2022
Net earnings attributable to FIS common stockholders	$140	$120
Weighted average shares outstanding-basic	592	610
Plus: Common stock equivalent shares	1	4
Weighted average shares outstanding-diluted	593	614
Net earnings per share-basic attributable to FIS common stockholders	$0.24	$0.20
Net earnings per share-diluted attributable to FIS common stockholders	$0.24	$0.20

Options to purchase approximately 9 million and 5 million shares of our common stock, were not included in the computation of diluted earnings per share for the three months ended March 31, 2023 and 2022, respectively, because they were anti-dilutive.

In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Approximately 64 million shares remained available for repurchase as of March 31, 2023. Our current plan for 2023 is to reorient our use of excess cash flow from share repurchases to debt reduction, in part given our outlook for business trends in 2023.

(10)     Segment Information

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FIS reports its financial performance based on the following segments: Banking Solutions, Merchant Solutions, Capital Market Solutions and Corporate and Other. Below is a summary of each segment. The Company regularly assesses its portfolio of assets and reclassified certain businesses from Capital Market Solutions to Banking Solutions and to the Corporate and Other Segment in the quarter ended March 31, 2023, and recast all prior-period segment information presented. Revenue from the reclassified businesses during the quarter ended March 31, 2023, represented less than 1% of consolidated revenue for the period.

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

On February 13, 2023, we announced plans to spin off our Merchant Solutions business as further discussed in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In the Corporate and Other segment, the Company recorded acquisition, integration and other costs comprised of the following (in millions):

	Three months ended
	March 31,
	2023	2022

Acquisition and integration	$9	$48
Enterprise transformation, including Future forward and platform modernization	76	80
Severance and other termination expenses associated with enterprise cost control initiatives and changes in senior management	28	11
Planned spin-off of the Merchant Solutions business	11	—
Stock-based compensation, primarily from certain performance-based awards	—	24
Other, including divestiture-related expenses, enterprise costs control and other initiatives	3	28
Total acquisition, integration and other costs	$127	$190
Amounts in table may not sum due to rounding.

Other costs in Corporate and Other also included incremental amortization expense associated with shortened estimated useful lives and accelerated amortization methods for certain software and deferred contract cost assets resulting from the Company's platform modernization totaling $19 million and $52 million for the three months ended March 31, 2023 and 2022, respectively, which is recorded in depreciation and amortization in the statement of operations. Additionally, during the quarter ended March 31, 2022, the Company recorded $58 million of impairments primarily related to real estate-related assets resulting from office space reductions.

Adjusted EBITDA

Adjusted EBITDA is a measure of segment profit or loss that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit) and depreciation and amortization, and excludes certain costs and other transactions that management deems non-operational in nature or that otherwise improve the comparability of operating results across reporting periods by their exclusion. The items affecting the segment profit measure generally include the purchase price amortization of acquired intangible assets as well as acquisition, integration and certain other costs and asset impairments. These costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments.

Summarized financial information for the Company's segments is shown in the following tables. The Company does not evaluate performance or allocate resources based on segment asset data; therefore, such information is not presented.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended March 31, 2023 (in millions):

			Capital
	Banking	Merchant	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$1,685	$1,105	$663	$57	$3,510
Operating expenses	(1,164)	(720)	(436)	(853)	(3,173)
Depreciation and amortization (including purchase accounting amortization)	155	96	93	551	895
Acquisition, integration and other costs	—	—	—	127	127
Adjusted EBITDA	$676	$481	$320	$(118)	$1,359

Adjusted EBITDA					$1,359
Depreciation and amortization					(347)
Purchase accounting amortization					(548)
Acquisition, integration and other costs					(127)
Interest expense, net					(137)
Other income (expense), net					(11)
(Provision) benefit for income taxes					(48)
Net earnings attributable to noncontrolling interest					(1)
Net earnings attributable to FIS common stockholders					$140
Capital expenditures	$98	$102	$63	$16	$279
For the three months ended March 31, 2022 (in millions):

			Capital
	Banking	Merchant	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$1,659	$1,112	$627	$94	$3,492
Operating expenses	(1,104)	(682)	(413)	(1,136)	(3,335)
Depreciation and amortization (including purchase accounting amortization)	152	92	86	683	1,013
Acquisition, integration and other costs	—	—	—	190	190
Asset impairments	—	—	—	58	58
Adjusted EBITDA	$707	$522	$300	$(111)	$1,418

Adjusted EBITDA					$1,418
Depreciation and amortization					(363)
Purchase accounting amortization					(650)
Acquisition, integration and other costs					(190)
Asset impairments					(58)
Interest expense, net					(43)
Other income (expense), net					61
(Provision) benefit for income taxes					(54)
Net earnings attributable to noncontrolling interest					(1)
Net earnings attributable to FIS common stockholders					$120
Capital expenditures	$160	$143	$81	$28	$412

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless stated otherwise or the context otherwise requires, all references to "FIS," "we," "our," "us," the "Company" or the "registrant" are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries.

The following discussion should be read in conjunction with Item 1. Condensed Consolidated Financial Statements (Unaudited) and the Notes thereto included elsewhere in this report. The statements contained in this Form 10-Q or in our other documents or in oral presentations or other management statements that are not purely historical are forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about anticipated financial outcomes, including any earnings guidance or projections, projected revenue or expense synergies or dis-synergies, business and market conditions, outlook, accruals and estimates, foreign currency exchange rates, deleveraging plans, expected dividends and share repurchases of the Company and following the proposed spin-off of the Merchant Solutions business, the Company's and the Merchant Solutions business' sales pipelines and anticipated profitability and growth, assumptions and strategies of the Company and the Merchant Solutions business following the proposed spin-off, the anticipated benefits of the spin-off, the expected timing of completion of the spin-off, as well as other statements about our expectations, beliefs, intentions, or strategies regarding the future, or other characterizations of future events or circumstances, are forward-looking statements. These statements may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions. These statements relate to future events and our future results and involve a number of risks and uncertainties. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management.

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
•risks associated with the impact or terms of the previously announced proposed spin-off of the Company’s Merchant Solutions business, including the impact on our businesses, resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, governmental authorities, suppliers, employees and other business counterparties;
•risks associated with the expected benefits of the proposed spin-off, including the risk that the expected benefits of the proposed spin-off will not be realized within the expected timeframe, in full or at all, and the risk that conditions to the proposed spin-off will not be satisfied and/or that the proposed spin-off will not be completed within the expected timeframe, on the expected terms or at all;
•failure to obtain the expected qualification of the proposed spin-off as a tax-free transaction for U.S. federal income tax purposes, including whether or not an IRS ruling will be obtained;

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
•major bank failures or sustained financial market illiquidity;
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
•fraud by merchants or bad actors; and
•other risks detailed elsewhere in the Risk Factors and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in our Quarterly Reports on Form 10-Q and in our other filings with the SEC.

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

FIS reports its financial performance based on the following segments: Banking Solutions ("Banking"), Merchant Solutions ("Merchant"), Capital Market Solutions ("Capital Markets") and Corporate and Other. The Company regularly assesses its portfolio of assets and reclassified certain businesses from Capital Market Solutions to Banking Solutions and to the Corporate and Other Segment in the quarter ended March 31, 2023, and recast all prior-period segment information presented. A description of our segments is included in Note 10 to the consolidated financial statements. Revenue by segment and the Adjusted EBITDA of our segments are discussed below in Segment Results of Operations. Amounts in tables below may not sum or calculate due to rounding.

Business Trends and Conditions

Our revenue is primarily derived from a combination of technology and processing solutions, transaction fees, professional services and software license fees. While we are a global company and do business around the world, the majority of our revenue is generated by clients in the U.S. The majority of our international revenue is generated by clients in the U.K., Germany, Australia, Canada and Brazil. In addition, the majority of our revenue has historically been recurring and has been provided under multi-year Banking and Capital Markets contracts that contribute relative stability to our revenue stream. These solutions, in general, are considered critical to our clients' operations. Although Merchant has a lesser percentage of multi-year contracts, substantially all of our Merchant revenue is recurring, derived from transaction processing fees that fluctuate with the number or value of transactions processed, among other variable measures associated with consumer activity. Professional services revenue is typically non-recurring, though recognition often occurs over time rather than at a point in time. Sales of software licenses are typically non-recurring with point-in-time recognition and are less predictable.

The U.S. and Europe, the two largest geographic areas for our businesses, are experiencing slower economic growth than in recent years. In 2022, we began to experience lengthening sales cycles in Banking and Capital Markets, particularly across large transactions with a total contract value in excess of $50 million. We also experienced, and continue to experience, higher rates of inflation in these markets, including increasing wage and benefits rates, which management believes is in part due to inflation and in part due to competitive job markets for the skilled employees who support our businesses, as well as increasing non-labor-related costs. Given the nature of our varied businesses, the magnitude of future effects of slower economic growth, including lengthy sales cycles and inflation, are difficult to predict, although they have had and are expected to continue to have an adverse effect on our results of operations. In 2022, the strengthening of the U.S. dollar had a negative impact on our revenue and earnings; however, it has weakened in recent months, tempering the effects. Given the volatility of exchange rates and the mix of currencies involved in both revenues and expenses, the direction and magnitude of future effects of currency fluctuations are uncertain. Rising interest rates had, and may continue to have, a negative impact on our interest expense.

In 2022, we also recorded a goodwill impairment charge of $17.6 billion related to the Merchant Solutions reporting unit. The impairment reflects our intermediate-term expectation of lower growth in the segment, particularly related to the SMB sub-segment. See "Goodwill Impairment" in our Critical Accounting Policies and Note 6 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, for further details. The Merchant segment revenue growth decelerated over the second half of 2022, particularly in the fourth quarter, primarily reflecting a decline in SMB sub-segment revenues, attributable to slower economic growth and competitive pressures. Additionally, our Enterprise sub-segment was negatively impacted in 2022 by a decline in U.K.- derived revenue, principally reflecting softer economic conditions in the region. These trends continued in the first quarter of 2023, and we anticipate them to continue in the short term. In addition, the war in Ukraine has negatively affected, and as long as it continues is expected to continue to negatively affect, our Merchant business.

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

On February 13, 2023, we announced plans to spin off our Merchant Solutions business ("SpinCo"). We may retain a minority interest of up to 19.9% of SpinCo. The planned separation is intended to create two independent, publicly traded companies with enhanced strategic and operational focus and to enable more tailored capital allocation and investment decisions to unlock growth. While we believe the spin-off will be beneficial to both FIS and, following the spin, SpinCo, and therefore indirectly to our shareholders, it will result in some one-time costs and revenue and expense dis-synergies. The latter are expected to include higher interest expense as a result of replacing lower coupon FIS debt with higher coupon Merchant debt, in part due to expected credit ratings and the current interest rate environment. FIS and SpinCo are expected to maintain a commercial relationship to ensure continuity for clients. We expect the spin-off to be completed by early 2024. The proposed spin-off is subject to customary conditions, including final approval by our Board of Directors, receipt of a tax opinion and a private letter ruling from the Internal Revenue Service, the filing and effectiveness of a Form 10 registration statement with the

SEC, SpinCo's ability to raise new debt and obtaining of all required regulatory approvals. No assurance can be given that a spin-off will in fact occur, or that it will achieve the anticipated benefits, on our desired timetable or at all. See "Risk Factors—Risks Related to the Planned Spin-Off of our Merchant Business" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

We anticipate that, in connection with the proposed spin-off, SpinCo will incur indebtedness and, immediately prior to the closing of the proposed spin-off, pay a cash dividend to FIS using proceeds of such indebtedness. The amount of any such dividend will depend upon SpinCo’s ability to raise new indebtedness which, in turn, will depend upon its historic and anticipated business, financial performance and liquidity as well as market conditions, credit ratings and other factors, some of which are outside our control. We intend to use the cash distributed to FIS by SpinCo from the dividend to reduce our indebtedness to a level consistent with our current investment grade credit ratings and for general corporate purposes, including paying for costs of the spin-off. We expect that our weighted average interest rate after the spin-off will be higher than it was as of March 31, 2023.

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

Recent U.S. bank failures could negatively impact our results to the extent more of our customers become illiquid; however, our current exposure to recent failures is limited, and we may be a long-term beneficiary of the recent disruption. As a leading provider of financial technology services to the top 100 U.S. banks by asset size as well as other global financial institutions, FIS boasts a highly diversified customer base, with no single customer accounting for more than approximately 1% of 2022 total Company revenue. With respect to U.S. financial institutions that closed in March 2023, FIS continues to provide services for these banks and is paid during their transition, and our revenue exposure from potential contract terminations related to these banks is nominal. Further, FIS' core banking customer contracts are generally structured with fees that increase based on the number of active accounts or transactions rather than the amount of deposits. Thus, to the extent account volume increases, we are positioned to benefit from this growth as a leading core banking services provider to large financial institutions.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Consolidated Results of Operations - Comparisons of three-month periods ended March 31, 2023 and 2022

	Three months ended March 31,
			$	%
	2023	2022	Change	Change
	(In millions)
Revenue	$3,510	$3,492	$18	1%
Cost of revenue	(2,169)	(2,242)	73	(3)
Gross profit	1,341	1,250	91	7
Gross profit margin	38%	36%
Selling, general and administrative expenses	(1,004)	(1,035)	31	(3)
Asset impairments	—	(58)	58	NM
Operating income	$337	$157	180	115
Operating margin	10%	4%
NM = Not meaningful

Revenue

Revenue for the three months ended March 31, 2023, increased primarily due to strong recurring revenue growth and professional services in Banking, increased Merchant volumes, and strong recurring growth in Capital Markets. Revenue was negatively impacted by unfavorable foreign currency movements, primarily related to a stronger U.S. Dollar versus the British Pound Sterling and Euro as compared to the prior-year period. See "Segment Results of Operations" below for more detailed explanation.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue for the three months ended March 31, 2023, decreased due to lower intangible asset amortization resulting primarily from foreign currency movements, partially offset by cost inflation, contributing to higher gross profit and gross profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2023, decreased primarily due to lower acquisition, integration and other costs, partially offset by cost inflation.

Asset Impairments

For the three months ended March 31, 2022, the Company recorded impairments of $58 million related primarily to real estate-related assets as a result of office space reductions.

Operating Income and Operating Margin

The change in operating income for the three months ended March 31, 2023, resulted from the revenue and cost variances noted above. The operating margin for the three months ended March 31, 2023, benefited from lower asset impairments and intangible asset amortization compared to the prior-year period.

Total Other Income (Expense), Net

	Three months ended March 31,
			$	%
	2023	2022	Change	Change
Other income (expense):	(In millions)
Interest expense, net	$(137)	$(43)	$(94)	219%
Other income (expense), net	(11)	61	(72)	NM
Total other income (expense), net	$(148)	$18	(166)	NM
NM = Not meaningful

The increase in interest expense, net during the three months ended March 31, 2023, was primarily due to higher interest rates on our debt and higher outstanding debt throughout the three months ended March 31, 2023, offset in part by increased interest income.

Other income (expense), net includes the net change in fair value of the CVR-related preferred stock and CVR liability of $(3) million and $25 million for the three months ended March 31, 2023 and 2022, respectively. Other income (expense), net also includes net gains (losses) on equity security investments without readily determinable fair values of $(2) million and $41 million for the three months ended March 31, 2023 and 2022, respectively. See Note 4 to the consolidated financial statements.

Provision (Benefit) for Income Taxes

	Three months ended March 31,
			$	%
	2023	2022	Change	Change
	(In millions)
Provision (benefit) for income taxes	$48	$54	$(6)	NM
Effective tax rate	25%	31%

NM = Not meaningful

The decrease in the effective tax rate for the three months ended March 31, 2023, was primarily due to the ratio of book to tax differences to pre-tax earnings.

Segment Results of Operations - Comparisons of three-month periods ended March 31, 2023 and 2022

FIS reports its financial performance based on the following segments: Banking Solutions, Merchant Solutions, Capital
Market Solutions, and Corporate and Other.

Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), depreciation and amortization, and excludes certain costs and other transactions that management deems non-operational in nature or that otherwise improve the comparability of operating results across reporting periods by their exclusion. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. The items affecting the segment profit measure generally include purchase price amortization of acquired intangible assets as well as acquisition, integration and certain other costs and asset impairments. These costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments. Financial information, including details of Adjusted EBITDA, for each of our segments is set forth in Note 10 to the consolidated financial statements.

Banking Solutions

	Three months ended March 31,
			$	%
	2023	2022	Change	Change
	(In millions)
Revenue	$1,685	$1,659	$26	2%
Adjusted EBITDA	$676	$707	(31)	(4)
Adjusted EBITDA margin	40.1%	42.6%
Adjusted EBITDA margin basis points change	(250)

Three months ended March 31:

Recurring revenue contributed 3% to growth, primarily due to increased processing volumes. Professional services revenue contributed 1% to growth, and software license and other non-recurring revenue contributed (2%) to growth.

Adjusted EBITDA and adjusted EBITDA margin decreased as the revenue impacts noted above were offset by lower-margin revenue mix and cost inflation.

Merchant Solutions

	Three months ended March 31,
			$	%
	2023	2022	Change	Change
	(In millions)
Revenue	$1,105	$1,112	$(7)	(1)%
Adjusted EBITDA	$481	$522	(41)	(8)
Adjusted EBITDA margin	43.5%	47.0%
Adjusted EBITDA margin basis points change	(350)

Three months ended March 31:

Revenue decreased primarily due to foreign currency movements versus the prior year. Global eCommerce volumes, including those related to our Payrix acquisition, contributed 5% to growth, Enterprise volumes contributed (2%) to growth and SMB volumes contributed (1%) to growth. Revenue was negatively impacted by unfavorable foreign currency movements, which contributed (3%) to growth primarily related to a stronger U.S. Dollar versus the British Pound Sterling as compared to the prior-year period.

Adjusted EBITDA and adjusted EBITDA margin decreased as the revenue impacts noted above were offset by lower-margin revenue mix and cost inflation.

On February 13, 2023, we announced our plans to spin off the Merchant business, with the intention to create a new, publicly traded company. We expect the spin-off to be completed by early 2024. The proposed spin-off is subject to customary conditions, including final approval by our Board of Directors, receipt of a tax opinion and a private letter ruling from the Internal Revenue Service, the filing and effectiveness of a Form 10 registration statement with the SEC SpinCo's ability to raise new debt and obtaining of all required regulatory approvals. No assurance can be given that a spin-off will in fact occur on our desired timetable or at all. See "Business Trends and Conditions" in Item 2 of this Quarterly Report.

Capital Market Solutions

	Three months ended March 31,
			$	%
	2023	2022	Change	Change
	(In millions)
Revenue	$663	$627	$36	6%
Adjusted EBITDA	$320	$300	20	7
Adjusted EBITDA margin	48.2%	47.9%
Adjusted EBITDA margin basis points change	30

Three months ended March 31:

Revenue increased primarily due to recurring revenue contributing 8% to growth from strong new sales momentum. Professional services revenue contributed (1%) to growth. Revenue was also negatively impacted by unfavorable foreign currency movements, contributing (1%) to growth primarily related to a stronger U.S. Dollar versus the British Pound Sterling as compared to the prior-year period.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to strong contribution margins from revenue growth.

Corporate and Other

	Three months ended March 31,
			$	%
	2023	2022	Change	Change
	(In millions)
Revenue	$57	$94	$(37)	(39)%
Adjusted EBITDA	$(118)	$(111)	(7)	6

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from certain non-strategic businesses.

Three months ended March 31:

Revenue decreased due to divestitures of non-strategic businesses in 2022 as well as client attrition in our non-strategic businesses..

Adjusted EBITDA decreased as a result of the revenue impacts noted above and higher corporate expenses, which were partially offset by foreign currency movements impacting corporate and infrastructure expenses related to a stronger U.S. Dollar versus the British Pound Sterling and Indian Rupee.

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

As of March 31, 2023, the Company had $4,847 million of available liquidity, including $1,871 million of cash and cash equivalents and $2,976 million of capacity available under its Revolving Credit Facility and Incremental Credit Facility. Approximately $1,056 million of cash and cash equivalents is held by our foreign entities, including amounts related to regulatory requirements. The majority of our domestic cash and cash equivalents relates to settlement payables and net deposits-in-transit, which are typically settled within a few business days. Debt outstanding totaled $20.0 billion, with an effective weighted average interest rate of 3.0%.

We believe that our current level of cash and cash equivalents plus cash flows from operations will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service payments for the next 12 months and the foreseeable future.

In January 2023, the Board of Directors approved a quarterly dividend of $0.52 per share beginning with the first quarter of 2023. A regular quarterly dividend of $0.52 per common share is payable on June 23, 2023, to shareholders of record as of the close of business on June 9, 2023. We currently expect to continue to pay quarterly dividends at a target payout ratio consistent with our previously announced capital allocation strategy. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The share repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Approximately 64 million shares remained available for repurchase as of March 31, 2023. Our current plan for 2023 is to reorient our use of excess cash flow from share repurchases to debt reduction, in part given our outlook for business trends in 2023. Although we continue to evaluate the optimal capital structure for our Merchant business following the proposed spin-off, we intend to maintain investment grade debt ratings for FIS. The spin-off will also result in significant one-time costs that we will be required to fund.

Cash Flows from Operations

Cash flows from operations were $632 million and $896 million for the three-month periods ended March 31, 2023, and 2022, respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization and other non-cash items. Cash flows from operations decreased $264 million in the three-month period ended March 31, 2023, primarily due to a decrease in net earnings after adjusting to add back depreciation and other non-cash items and to working capital timing.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for software (purchased and internally developed) and additions to property and equipment. We invested approximately $279 million and $412 million in capital expenditures (excluding other financing obligations for certain hardware and software) during the three-month periods ended March 31, 2023 and 2022, respectively. We expect to continue investing in property and equipment, purchased software and internally developed software to support our business.

During the three-month periods ended March 31, 2023 and 2022, we (paid) received approximately $(10) million and $135 million of net cash reflected as investing activities due to the settlement of existing cross-currency interest rate swaps. See Note 7 to the consolidated financial statements. In January 2023, the Founders of Virtus exercised their put option, and as a result, FIS paid the $173 million redemption value, recorded as a financing activity in the consolidated statement of cash flows.

Financing

For more information regarding the Company's debt and financing activity, see "Risk Factors—Risks Related to Our Indebtedness" in Item 1A of our Annual Report on Form 10-K filed on February 27, 2023, and "Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk" in Item 3 as well as Notes 6 and 7 to the consolidated financial statements.

Contractual Obligations

There were no material changes in our contractual obligations through the three months ended March 31, 2023, in comparison to the table included in our Annual Report on Form 10-K for the year ended December 31, 2022, except as disclosed in Note 6 to the consolidated financial statements.

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

Our fixed rate senior notes (as included in Note 6 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of March 31, 2023. The carrying value, excluding the fair value of the interest rate swaps described below and unamortized discounts, of our senior notes was $16.1 billion as of March 31, 2023. The fair value of our senior notes was approximately $14.4 billion as of March 31, 2023. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, Revolving Credit Facility and Incremental Revolving Credit Facility (as described in Note 6 to the consolidated financial statements) and the notional amounts of our interest rate swaps designated as fair value hedges (collectively, "variable-rate debt"). At March 31, 2023, our weighted-average cost of debt was 3.0% with a weighted-average maturity of 5.6 years; 62% of our debt was fixed rate, and the remaining 38% was variable-rate debt, inclusive of fair value adjustments of interest rate swaps. A 100 basis-point increase in the weighted-average interest rate on our variable-rate debt would have increased our annual interest expense by $81 million. We performed the foregoing sensitivity analysis based solely on the outstanding balance of our variable-rate debt as of March 31, 2023. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on the outstanding balance of our variable-rate debt as of March 31, 2022, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $71 million.

As of March 31, 2023, the following interest rate swaps converting the interest rate exposure on certain of our senior notes from fixed to variable were outstanding (in millions):

		Weighted	Weighted
Notional Amount by		Average	Average
Currency	Maturities	Receive Rate	Pay Rate
$1,854	2029 - 2031	2.74%	6.48%
£925	2029 - 2031	3.00%	6.63%
€500	2024	1.10%	3.17%

By entering into the aforementioned swap agreements, we have assumed risks associated with variable interest rates based upon LIBOR, or Daily Compounded SONIA as applicable based on the phase-out of LIBOR rates, or Euribor. Changes in the overall level of interest rates affect the interest expense that we recognize. We designated the interest rate swaps as fair value hedges for accounting purposes as described in Note 7 to the consolidated financial statements. A 100 basis-point increase in the 3-month USD LIBOR rate, Daily Compounded SONIA rate and 3-month Euribor rate, as applicable, for the interest rate swaps outstanding as of March 31, 2023 and 2022, would increase our annual interest expense by approximately $35 million and $36 million, respectively.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. We generated approximately $675 million and $703 million during the three months ended March 31, 2023 and 2022, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Brazilian Real, Australian Dollar and Indian Rupee. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three months ended March 31, 2023 and 2022 (in millions):

	Three months ended March 31,
Currency	2023	2022
Pound Sterling	$43	$43
Euro	8	7
Real	4	4
Rupee	1	3
Australian Dollar	3	3
Total increase or decrease	$59	$60

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

Part II: OTHER INFORMATION

Item 1A. Risk Factors

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, for a detailed discussion of risk factors affecting the Company. There have been no material changes in the risk factors described therein except for the addition of the new risk factor included below.

Bank failures or sustained financial market disruptions could adversely affect our business, financial condition and results of operations.

We regularly maintain domestic cash deposits in banks that are not subject to insurance protection against loss or exceed the deposit limits. We also maintain cash deposits in foreign banks where we operate, some of which are not insured or are only partially insured. The failure of a bank, or events involving limited liquidity, defaults, non-performance or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, or concerns or rumors about such events, may lead to disruptions in access to our bank deposits or otherwise adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or otherwise in the event of a failure or liquidity crisis.

Our clients, including those of our clients that are banks, may be similarly adversely affected by any bank failure or other event affecting financial institutions. Any resulting adverse effects to our clients’ liquidity or financial performance could reduce the demand for our services or affect our allowance for credit losses and collectability of trade receivables. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and cash flows and additional allowances for anticipated losses may be required. These additional allowances could materially adversely affect our future financial results.

In addition, instability, liquidity constraints or other distress in the financial markets, including the effects of bank failures, defaults, non-performance or other adverse developments that affect financial institutions, could impair the ability of one or more of the banks participating in our current or any future credit facilities to honor their commitments. This could have an adverse effect on our business if we were not able to replace those commitments or to locate other sources of liquidity on acceptable terms.

Item 6. Exhibits

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.1	Form of Stock Option Grant under Fidelity National Information Services, Inc. amended and restated 2022 Omnibus Incentive Plan for grants made beginning in March 2023. (1)					*
10.2	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2022 Omnibus Incentive Plan for grants made beginning in March 2023. (1)					*
10.3	Form of Restricted Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2022 Omnibus Incentive Plan for grants made beginning in March 2023. (1)					*
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 2, 2023	By:	/s/ Erik Hoag
Erik Hoag
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 2, 2023	By:	/s/ Thomas K. Warren
Thomas K. Warren
Chief Accounting Officer (Principal Accounting Officer)