Form 10-Q
period 2023-06-30
Fidelity National Information Services, Inc.
filed 2023-08-02
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of July 31, 2023, 592,465,475 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2023

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,982	$2,188
Settlement assets	4,100	5,855
Trade receivables, net of allowance for credit losses of $91 and $75, respectively	3,402	3,699
Other receivables	493	493
Prepaid expenses and other current assets	673	583
Total current assets	10,650	12,818
Property and equipment, net	829	862
Goodwill	27,681	34,276
Intangible assets, net	8,084	8,956
Software, net	3,268	3,238
Other noncurrent assets	1,938	2,048
Deferred contract costs, net	1,124	1,080
Total assets	$53,574	$63,278
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$2,646	$2,754
Settlement payables	5,050	6,752
Deferred revenue	818	788
Short-term borrowings	5,144	3,797
Current portion of long-term debt	785	2,133
Total current liabilities	14,443	16,224
Long-term debt, excluding current portion	13,589	14,207
Deferred income taxes	3,376	3,550
Other noncurrent liabilities	1,893	1,891
Total liabilities	33,301	35,872

Redeemable noncontrolling interest	—	180
Equity:
FIS stockholders’ equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding as of June 30, 2023, and December 31, 2022	—	—
Common stock $0.01 par value, 750 shares authorized, 631 and 630 shares issued as of June 30, 2023, and December 31, 2022, respectively	6	6
Additional paid in capital	46,846	46,735
(Accumulated deficit) retained earnings	(22,048)	(14,971)
Accumulated other comprehensive earnings (loss)	(331)	(360)
Treasury stock, $0.01 par value, 39 and 39 common shares as of June 30, 2023, and December 31, 2022, respectively, at cost	(4,207)	(4,192)
Total FIS stockholders’ equity	20,266	27,218
Noncontrolling interest	7	8
Total equity	20,273	27,226
Total liabilities, redeemable noncontrolling interest and equity	$53,574	$63,278
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Loss)
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenue	$3,746	$3,719	$7,256	$7,210
Cost of revenue	2,188	2,234	4,356	4,475
Gross profit	1,558	1,485	2,900	2,735
Selling, general, and administrative expenses	1,033	1,082	2,037	2,117
Asset impairments	6,841	29	6,841	87
Operating income (loss)	(6,316)	374	(5,978)	531
Other income (expense):
Interest expense, net	(153)	(47)	(291)	(90)
Other income (expense), net	(53)	30	(63)	92
Total other income (expense), net	(206)	(17)	(354)	2
Earnings (loss) before income taxes	(6,522)	357	(6,332)	533
Provision (benefit) for income taxes	72	77	121	132
Net earnings (loss)	(6,594)	280	(6,453)	401
Net (earnings) loss attributable to noncontrolling interest	(2)	(3)	(3)	(4)
Net earnings (loss) attributable to FIS common stockholders	$(6,596)	$277	$(6,456)	$397

Net earnings (loss) per share-basic attributable to FIS common stockholders	$(11.14)	$0.46	$(10.91)	$0.65
Weighted average shares outstanding-basic	592	608	592	609
Net earnings (loss) per share-diluted attributable to FIS common stockholders	$(11.14)	$0.45	$(10.91)	$0.65
Weighted average shares outstanding-diluted	592	611	592	612
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Net earnings (loss)	$(6,594)	$280	$(6,453)	$401
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustments	$182	$(1,406)	439	(1,901)
Change in fair value of net investment hedges	(125)	1,177	(421)	1,528
Excluded components of fair value hedges	(23)	—	(23)	—
Other adjustments	1	1	1	5
Other comprehensive earnings (loss), before tax	35	(228)	(4)	(368)
Provision for income tax (expense) benefit related to items of other comprehensive earnings (loss)	(2)	(78)	33	(84)
Other comprehensive earnings (loss), net of tax	33	(306)	29	(452)
Comprehensive earnings (loss)	(6,561)	(26)	(6,424)	(51)
Net (earnings) loss attributable to noncontrolling interest	(2)	(3)	(3)	(4)
Comprehensive earnings (loss) attributable to FIS common stockholders	$(6,563)	$(29)	$(6,427)	$(55)
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and six months ended June 30, 2023
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, March 31, 2023	631	(39)	$6	$46,802	$(15,141)	$(364)	$(4,206)	$7	$27,104
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	—	44	—	—	—	—	44
Cash dividends declared ($0.52 per share per quarter) and other distributions	—	—	—	—	(311)	—	—	(2)	(313)
Net earnings (loss)	—	—	—	—	(6,596)	—	—	2	(6,594)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	33	—	—	33
Balances, June 30, 2023	631	(39)	$6	$46,846	$(22,048)	$(331)	$(4,207)	$7	$20,273

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2022	630	(39)	$6	$46,735	$(14,971)	$(360)	$(4,192)	$8	$27,226
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	40	—	—	—	—	40
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	—	64	—	—	—	—	64
Cash dividends declared ($0.52 per share per quarter) and other distributions	—	—	—	—	(621)	—	—	(4)	(625)
Other	—	—	—	7	—	—	—	—	7
Net earnings (loss)	—	—	—	—	(6,456)	—	—	3	(6,453)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	29	—	—	29
Balances, June 30, 2023	631	(39)	$6	$46,846	$(22,048)	$(331)	$(4,207)	$7	$20,273

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net earnings (loss)	$(6,453)	$401
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,782	1,988
Amortization of debt issuance costs	15	15
Asset impairments	6,841	87
Loss (gain) on sale of businesses, investments and other	(2)	(5)
Stock-based compensation	64	145
Deferred income taxes	(177)	(386)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	311	114
Settlement activity	(242)	(106)
Prepaid expenses and other assets	(139)	(250)
Deferred contract costs	(217)	(190)
Deferred revenue	5	(30)
Accounts payable, accrued liabilities and other liabilities	(69)	137
Net cash provided by operating activities	1,719	1,920

Cash flows from investing activities:
Additions to property and equipment	(79)	(173)
Additions to software	(467)	(579)
Settlement of net investment hedge cross-currency interest rate swaps	(17)	645
Other investing activities, net	(28)	(22)
Net cash provided by (used in) investing activities	(591)	(129)

Cash flows from financing activities:
Borrowings	43,750	30,789
Repayment of borrowings and other financing obligations	(44,541)	(31,358)
Debt issuance costs	(2)	—
Net proceeds from stock issued under stock-based compensation plans	40	15
Treasury stock activity	(15)	(378)
Dividends paid	(618)	(574)
Payments on tax receivable agreement	(128)	(92)
Purchase of noncontrolling interest	(173)	—
Other financing activities, net	(10)	(4)
Net cash provided by (used in) financing activities	(1,697)	(1,602)

Effect of foreign currency exchange rate changes on cash	117	(392)
Net increase (decrease) in cash, cash equivalents and restricted cash	(452)	(203)
Cash, cash equivalents and restricted cash, beginning of period	4,813	4,283
Cash, cash equivalents and restricted cash, end of period	$4,361	$4,080

Supplemental cash flow information:
Cash paid for interest	$396	$241
Cash paid for income taxes	$269	$323
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

The preparation of these consolidated financial statements in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP") and the related rules and regulations of the U.S. Securities and Exchange Commission ("SEC" or "Commission") requires our management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The inputs into management's critical and significant accounting estimates consider the economic impact of inflation and economic growth rates. These estimates may change as new events occur and additional information is obtained. Future actual results could differ materially from these estimates. To the extent that there are differences between these estimates, judgments and assumptions and actual results, our consolidated financial statements will be affected.

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

FIS reports its financial performance based on the following segments: Banking Solutions, Merchant Solutions, Capital Market Solutions, and Corporate and Other. The Company regularly assesses its portfolio of assets and reclassified certain businesses from Capital Market Solutions to Banking Solutions and to the Corporate and Other segment in the quarter ended March 31, 2023, and recast all prior-period segment information presented. See Note 11 for more information regarding our segments and the related reclassification.

Amounts in tables in the financial statements and accompanying footnotes may not sum or calculate due to rounding.

(2)Divestitures

Planned Separation of Worldpay Merchant Solutions Business

On July 5, 2023, FIS signed a definitive agreement to sell a 55% equity interest in its Worldpay Merchant Solutions business to private equity funds managed by GTCR, LLC ("GTCR") in a transaction valuing the business at up to $18.5 billion, including potential consideration of $1.0 billion contingent on the returns realized by GTCR exceeding certain thresholds. We expect our net proceeds at closing from the sale to be approximately $11.7 billion, consisting of (i) $8.4 billion of proceeds from a pre-closing distribution from the Worldpay business (funded by new debt) and (ii) $5.0 billion from the sale of 55% of our ownership interest, net of estimated selling price adjustments, debt restructuring fees, taxes and transaction costs. FIS will retain a non-controlling 45% ownership interest in a new standalone joint venture.

Subsequent to June 30, 2023, the Merchant disposal group has met the accounting criteria to be classified as held for sale and will be presented as such beginning with the third quarter of 2023. The planned disposition of the Worldpay Merchant Solutions business represents a strategic shift that will have a major impact on the Company’s operations and financial results. Accordingly, the Company plans to present the operating results and cash flows of the Worldpay Merchant Solutions business as discontinued operations for all periods presented in the financial statements beginning in the third quarter of 2023.

The transaction is expected to close by the first quarter of 2024, subject to regulatory approvals and other customary closing conditions. Following the closing of this transaction, FIS' ownership interest in Worldpay is expected to be reported as income from minority interest.

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

For the three months ended June 30, 2023 (in millions):

			Capital
	Banking	Merchant	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,456	$954	$424	$27	$2,861
All others	246	358	248	33	885
Total	$1,702	$1,312	$672	$60	$3,746

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,279	$1,284	$346	$40	$2,949
Software maintenance	91	1	130	—	222
Other recurring	62	20	20	10	112
Total recurring	1,432	1,305	496	50	3,283

Software license	19	—	79	—	98
Professional services	156	—	97	3	256
Other non-recurring fees	95	7	—	7	109
Total	$1,702	$1,312	$672	$60	$3,746

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended June 30, 2022 (in millions):

			Capital
	Banking	Merchant	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,439	$955	$375	$65	$2,834
All others	239	347	257	42	885
Total	$1,678	$1,302	$632	$107	$3,719

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,254	$1,276	$314	$83	$2,927
Software maintenance	91	1	123	—	215
Other recurring	51	23	15	10	99
Total recurring	1,396	1,300	452	93	3,241

Software license	23	1	72	—	96
Professional services	154	—	106	2	262
Other non-recurring fees	105	1	2	12	120
Total	$1,678	$1,302	$632	$107	$3,719

For the six months ended June 30, 2023 (in millions):

			Capital
	Banking	Merchant	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$2,895	$1,730	$849	$54	$5,528
All others	492	686	486	64	1,728
Total	$3,387	$2,416	$1,335	$118	$7,256

Type of Revenue:
Recurring revenue:
Transaction processing and services	$2,578	$2,365	$686	$80	$5,709
Software maintenance	181	1	260	1	443
Other recurring	116	41	39	20	216
Total recurring	2,875	2,407	985	101	6,368

Software license	30	2	152	—	184
Professional services	310	—	197	5	512
Other non-recurring fees	172	7	1	12	192
Total	$3,387	$2,416	$1,335	$118	$7,256

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended June 30, 2022 (in millions):

			Capital
	Banking	Merchant	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$2,858	$1,740	$749	$115	$5,462
All others	479	674	510	85	1,748
Total	$3,337	$2,414	$1,259	$200	$7,210

Type of Revenue:
Recurring revenue:
Transaction processing and services	$2,508	$2,364	$621	$158	$5,651
Software maintenance	183	1	249	1	434
Other recurring	103	45	29	19	196
Total recurring	2,794	2,410	899	178	6,281

Software license	54	2	145	—	201
Professional services	298	—	213	4	515
Other non-recurring fees	191	2	2	18	213
Total	$3,337	$2,414	$1,259	$200	$7,210

Contract Balances

The Company recognized revenue of $184 million and $189 million during the three months and $502 million and $499 million during the six months ended June 30, 2023 and 2022, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2023, approximately $23.0 billion of revenue is estimated to be recognized in the future primarily from the Banking Solutions and Capital Market Solutions segments' remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 30% of the Banking Solutions and Capital Market Solutions segments' remaining performance obligations over the next 12 months, approximately another 22% over the next 13 to 24 months, and the balance thereafter.

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

	June 30, 2023	December 31, 2022
Cash and cash equivalents on the consolidated balance sheets	$1,982	$2,188
Merchant float (in Settlement assets)	2,379	2,625
Total Cash and cash equivalents and restricted cash per the consolidated statements of cash flows	$4,361	$4,813

Settlement Assets

The principal components of the Company's settlement assets on the consolidated balance sheets are as follows (in millions):

	June 30, 2023	December 31, 2022
Settlement assets
Settlement deposits	$443	$492
Merchant float	2,379	2,625
Settlement receivables	1,278	2,738
Total Settlement assets	$4,100	$5,855
Intangible Assets, Software and Property and Equipment

The following table provides details of Intangible assets, Software and Property and equipment as of June 30, 2023, and December 31, 2022 (in millions):

	June 30, 2023			December 31, 2022
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Intangible assets	$18,464	$10,380	$8,084	$18,260	$9,304	$8,956
Software	$6,827	$3,559	$3,268	$6,607	$3,369	$3,238
Property and equipment	$2,436	$1,607	$829	$2,381	$1,519	$862

As of June 30, 2023, Intangible assets, net of amortization, includes $7,894 million of customer relationships and $190 million of trademarks and other intangible assets. Amortization expense with respect to Intangible assets was $499 million and $545 million for the three months and $996 million and $1,102 million for the six months ended June 30, 2023 and 2022, respectively.

Depreciation expense for property and equipment was $56 million and $64 million for the three months and $114 million and $137 million for the six months ended June 30, 2023 and 2022, respectively.

Amortization expense with respect to software was $246 million and $274 million for the three months and $497 million and $561 million for the six months ended June 30, 2023 and 2022, respectively. The Company recorded $11 million and $47 million, during the three months and $27 million and $109 million during the six months ended June 30, 2023 and 2022, respectively, of incremental software amortization expense resulting from the Company's platform modernization. Platform modernization includes sunsetting certain technology platforms, which resulted in shortened estimated useful lives and accelerated amortization methods primarily impacting the associated assets over approximately three years, beginning in the third quarter of 2021.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Goodwill

Changes in goodwill during the six months ended June 30, 2023, are summarized below (in millions). Prior-period amounts have been reclassified to conform to the new reportable segment presentation as discussed in Note 11.

			Capital	Corporate
	Banking	Merchant	Market	And
	Solutions	Solutions	Solutions	Other	Total
Balance, December 31, 2022	$12,536	$17,460	$4,260	$20	$34,276
Asset impairments	—	(6,839)	—	—	(6,839)
Foreign currency adjustments	9	206	29	—	244
Balance, June 30, 2023	$12,545	$10,827	$4,289	$20	$27,681

We assess goodwill for impairment on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. We evaluated if events and circumstances as of June 30, 2023, indicated potential impairment of our reporting units.

For our Banking and Capital Markets reporting units, we performed a qualitative assessment by examining factors most likely to affect our reporting units' fair values, including the impact of recent U.S. bank failures. The factors examined involve use of management judgment and included, among others, (1) forecast revenue, growth rates, operating margins, and capital expenditures used to calculate estimated future cash flows, (2) future economic and market conditions and (3) FIS' market capitalization. Based on our interim impairment assessment as of June 30, 2023, we concluded that it remained more likely than not that the fair value continues to exceed the carrying amount for each of these reporting units; therefore, goodwill was not impaired. Given the substantial excess of fair value over carrying amounts, we believe the likelihood of obtaining materially different results based on a change of assumptions to be low.

For our Merchant reporting unit, events and circumstances during the three months ended June 30, 2023, indicated potential goodwill impairment. As recently as December 31, 2022, the Merchant reporting unit’s carrying value was equal to its estimated fair value, creating a possibility of future goodwill impairment as a result of any further decrease in its estimated fair value. Also, as of June 30, 2023, the Company was in negotiations to sell, and expected that it was more likely than not that it would sell, a majority stake in the reporting unit. Accordingly, we performed a quantitative goodwill impairment assessment as of June 30, 2023. To estimate the fair value of the reporting unit, we used a market approach based on the price at which the Company subsequently agreed to sell a majority interest in the Worldpay Merchant Solutions business as further discussed in Note 2 to the consolidated financial statements. Based on this price, inclusive of estimated selling price adjustments and fair value of contingent consideration, the estimated fair value of the reporting unit was less than its carrying value, and we recorded a $6.8 billion impairment charge in the second quarter of 2023. As a result, the Merchant reporting unit's carrying value as of June 30, 2023, is equal to its fair value. The Merchant disposal unit will be evaluated under an asset-held-for-sale accounting model beginning in the third quarter of 2023. Under an asset-held-for-sale model, the disposal unit will be valued at fair value less cost to sell, and the value could be affected by changes in estimated selling price adjustments or fair value of contingent consideration. Additionally, the carrying value will be adjusted to include cumulative translations adjustments. These factors could result in further impairment.

The total carrying amount of goodwill as of June 30, 2023, and December 31, 2022, is net of accumulated impairment charges of $24.5 billion. $24.4 billion of this amount relates to Merchant Solutions stemming from a $6.8 billion impairment recorded in the second quarter of 2023 and $17.6 billion recorded during the fourth quarter of 2022. Additionally, $94 million relates to non-strategic businesses within Corporate and Other.

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

The Company has elected the fair value option under ASC 825, Financial Instruments ("ASC 825"), for measuring its preferred stock asset and CVR liability. The fair value of the preferred stock was $80 million and $55 million at June 30, 2023, and December 31, 2022, respectively, recorded in Other noncurrent assets on the consolidated balance sheets. The fair value of the CVR liability was $361 million and $342 million at June 30, 2023, and December 31, 2022, respectively, recorded in Other noncurrent liabilities on the consolidated balance sheets. Pursuant to ASC 825, the Company remeasures the fair value of the preferred stock and CVR liability each reporting period. The net change in fair value was $9 million and $25 million for the three months and $6 million and $49 million for the six months ended June 30, 2023 and 2022, respectively, recorded in Other income (expense), net on the consolidated statements of earnings (loss).

Equity Security Investments

The Company holds various equity securities without readily determinable fair values that primarily represent strategic investments made by the Company as well as investments obtained through acquisitions. Such investments totaled $365 million and $393 million at June 30, 2023, and December 31, 2022, respectively, and are included within Other noncurrent assets on the consolidated balance sheets. The Company accounts for these investments at cost, less impairment, and adjusts the carrying values for observable price changes from orderly transactions for identical or similar investments of the same issuer. These adjustments are generally considered Level 2-type fair value measurements. The Company records realized and unrealized gains and losses on these investments as well as impairment losses as Other income (expense), net on the consolidated statements of earnings (loss) and recorded net gains (losses) of $(32) million and $6 million for the three months and $(34) million and $47 million for the six months ended June 30, 2023 and 2022, respectively, related to these investments.

(6)       Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of June 30, 2023, and December 31, 2022, consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Contract costs on implementations in progress	$209	$250
Contract origination costs on completed implementations, net	645	579
Contract fulfillment costs on completed implementations, net	270	251
Total Deferred contract costs, net	$1,124	$1,080

Amortization of deferred contract costs on completed implementations was $85 million and $92 million during the three months and $176 million and $188 million during the six months ended June 30, 2023 and 2022, respectively.

The Company recorded $2 million and $12 million during the three months and $5 million and $28 million during the six months ended June 30, 2023 and 2022, respectively, of incremental amortization expense related to deferred contract costs resulting from the Company's platform modernization.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7)       Debt

Long-term debt as of June 30, 2023, and December 31, 2022, consisted of the following (in millions):

	June 30, 2023
		Weighted
		Average
	Interest	Interest		June 30,	December 31,
	Rates	Rate (1)	Maturities	2023	2022
Fixed Rate Notes
Senior USD Notes	0.6% - 5.6%	4.0%	2024 - 2052	$8,659	$9,409
Senior Euro Notes	0.6% - 3.0%	1.9%	2024 - 2039	4,897	6,154
Senior GBP Notes	2.3% - 3.4%	7.1%	2029 - 2031	1,171	1,119
Revolving Credit Facility (2)		6.3%	2026	301	280
Incremental Revolving Credit Facility (3)			2023	—	—
Other (4)				(654)	(622)
Total long-term debt, including current portion				14,374	16,340
Current portion of long-term debt				(785)	(2,133)
Long-term debt, excluding current portion				$13,589	$14,207

(1)The weighted average interest rate includes the impact of interest rate swaps and excludes the impact of cross-currency interest rate swaps (see Note 8).
(2)Through June 30, 2023, interest on the Revolving Credit Facility is generally payable at LIBOR plus an applicable margin of up to 1.625% plus an unused commitment fee of up to 0.225%, each based upon the Company's corporate credit ratings. Effective July 1, 2023, the Adjusted Term SOFR replaced LIBOR as the reference rate and added an additional spread to the interest rate of up to 0.428%. The weighted average interest rate on the Revolving Credit Facility excludes fees.
(3)Interest on the Incremental Revolving Credit Facility is generally payable at a rate, at the option of the Company, equal to the Term SOFR Rate plus 0.10% plus a margin of up to 1.625% or equal to the Base Rate plus a margin of up to 0.625%, in either case plus an unused commitment fee of up to 0.225%.
(4)Other includes financing obligations for certain hardware and software, the fair value of interest rate swaps (see Note 8), unamortized non-cash bond discounts and unamortized debt issuance costs.

Short-term borrowings as of June 30, 2023, and December 31, 2022, consisted of the following (in millions):

	June 30, 2023
	Weighted
	Average
	Interest		June 30,	December 31,
	Rate	Maturities	2023	2022
Euro-commercial paper notes ("ECP Notes")	3.6%	Up to 183 days	$2,851	$2,054
U.S. commercial paper notes ("USCP Notes")	5.5%	Up to 397 days	2,293	1,701
Other			—	42
Total Short-term borrowings			$5,144	$3,797

As discussed further in Note 8, the Company is a party to interest rate swaps that convert a portion of its fixed-rate debt to variable-rate debt and fixed-for-fixed cross-currency interest rate swaps under which it agrees to receive interest in foreign currency in exchange for paying interest in U.S. dollars. These interest rate swaps are designated as fair value hedges of its fixed rate debt. The Company has also entered into cross-currency interest rate swaps under which it agrees to receive interest in U.S. dollars in exchange for paying interest in a foreign currency. Although these cross-currency interest rate swaps are entered into as net investment hedges of its investments in certain of its non-U.S. subsidiaries, and not for the purpose of hedging interest rates, the benefit or cost of such hedges is reflected in interest expense in the consolidated statement of earnings. As of June 30, 2023, the weighted average interest rate of the Company's outstanding debt was 4.1%, including the impact of interest rate swaps and cross-currency interest rate swaps designated as fair value hedges but excluding the impact of cross-currency interest rate swaps designated as net investment hedges. Including the impact of the net investment hedge cross-currency interest rate swaps on interest expense, the weighted average interest rate of the Company's outstanding debt was 3.4%.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following summarizes the aggregate maturities of our long-term debt, including other financing obligations for certain hardware and software, based on stated contractual maturities, excluding the fair value of the interest rate swaps (see Note 8) and net unamortized non-cash bond discounts of $(650) million as of June 30, 2023 (in millions):

Total
2023 remaining period	$22
2024	1,331
2025	1,448
2026	1,261
2027	2,162
Thereafter	8,892
Total principal payments	15,116
Debt issuance costs, net of accumulated amortization	(92)
Total long-term debt	$15,024

There are no mandatory principal payments on the Revolving Credit Facility or the Incremental Revolving Credit Facility, and any balance outstanding on the Revolving Credit Facility or the Incremental Revolving Credit Facility will be due and payable at each such facility's scheduled maturity date, which occur on March 2, 2026, and December 15, 2023, respectively.

Senior Notes

On May 21, 2023, FIS repaid an aggregate principal amount of €1.3 billion in Senior Euro Notes, on their due date, pursuant to the related indenture.

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

As of June 30, 2023, the borrowing capacity under the Revolving Credit Facility and Incremental Revolving Credit Facility was $2,055 million (net of $5,144 million of capacity backstopping our commercial paper notes).

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $1,799 million and $1,873 million lower than the carrying value, excluding the fair value of the interest rate swaps and unamortized discounts, as of June 30, 2023, and December 31, 2022, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8)       Financial Instruments

Fair Value Hedges

The Company holds interest rate swaps with aggregate notional amounts of $1,854 million, £925 million and €500 million at each of June 30, 2023, and December 31, 2022, converting the interest rate exposure on certain of the Company's Senior USD Notes, Senior GBP Notes and Senior Euro Notes, as applicable, from fixed to variable. These swaps are designated as fair value hedges for accounting purposes with a net liability fair value of $616 million and $578 million reflected as a decrease in the long-term debt balance at June 30, 2023, and December 31, 2022, respectively (see Note 7).

During the quarter ended June 30, 2023, the Company entered into an aggregate notional amount of £925 million fixed-for-fixed cross-currency interest rate swaps to hedge its exposure to foreign currency risk associated with its Senior GBP notes. These swaps are designated as fair value hedges for accounting purposes with a net liability fair value of $2 million at June 30, 2023. Changes in the swap fair values attributable to changes in spot foreign currency exchange rates are recorded in Other income (expense), and changes attributable to excluded components, such as changes in fair value due to forward foreign currency exchange rates and cross-currency basis spreads, are recorded in Accumulated other comprehensive earnings (loss). The Company records the impact of the excluded components in earnings through Interest expense using the amortization approach.

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Foreign currency-denominated debt designations	$(7)	$492	$(123)	$666
Cross-currency interest rate swap designations	(84)	381	(189)	468
Total	$(91)	$873	$(312)	$1,134

Foreign Currency-Denominated Debt Designations

The Company has designated certain foreign currency-denominated debt as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations. As of June 30, 2023, and December 31, 2022, an aggregate €7,100 million and €7,646 million, respectively, was designated as a net investment hedge of the Company's investment in Euro-denominated operations related to Senior Euro Notes with maturities ranging from 2024 to 2039 and ECP Notes. During the quarter ended June 30, 2023, the Company de-designated its Senior GBP notes as net investment hedges due to the new fair value hedges noted above. As of June 30, 2023, no GBP-denominated debt was designated as a net investment hedge. As of December 31, 2022, an aggregate £726 million was designated as a net investment hedge of the Company's Pound Sterling-denominated operations related to the Senior GBP Notes.

Cross-Currency Interest Rate Swap Designations

The Company holds cross-currency interest rate swaps designated as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations.

As of June 30, 2023, and December 31, 2022, aggregate notional amounts of €6,343 million and €6,343 million, respectively, were designated as net investment hedges of the Company's investment in Euro-denominated operations, and aggregate notional amounts of £2,380 million and £2,580 million, respectively, were designated as net investment hedges of the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Company's Pound Sterling-denominated operations. The cross-currency interest rate swap fair values totaled assets of $178 million and $336 million and liabilities of $(150) million and $(72) million at June 30, 2023, and December 31, 2022, respectively.

During the six months ended June 30, 2023 and 2022, the Company (paid) received net proceeds of approximately $(17) million and $645 million, respectively, for the fair values of the cross-currency interest rate swaps as of the settlement dates. The proceeds were recorded within investing activities on the consolidated statements of cash flows. Following the settlement of the existing cross-currency interest rate swaps during 2022, the Company entered into new cross-currency interest rate swaps at current market terms with similar notional amounts and maturity dates as the settled cross-currency interest rate swaps.

(9)    Commitments and Contingencies

Securities and Shareholder Matters

On March 6, 2023, a complaint captioned Palm Bay Police and Firefighters’ Pension Fund v. Fidelity National Information Services, Inc., et al., was filed in the United States District Court for the Middle District of Florida by a shareholder of the Company seeking damages on behalf of a class consisting of all persons who purchased the Company’s common stock between February 9, 2021, and February 10, 2023. This action has been consolidated with a related action that seeks damages on behalf of a class consisting of all persons who purchased the Company’s common stock between May 7, 2020, and February 10, 2023, and the consolidated case is now captioned In re Fidelity National Information Services, Inc. Securities Litigation. This putative class action, which names the Company and certain of its current and former officers as defendants, seeks damages for alleged violations of federal securities laws in connection with our disclosures relating to our Merchant Solutions segment, including with respect to Worldpay’s valuation, integration, and synergies. A lead plaintiff has been appointed, and a consolidated amended complaint is due on August 2, 2023.

On April 27, 2023, a shareholder derivative action captioned Portia McCollum, derivatively on behalf of Fidelity National Information Services, Inc. v. Gary Norcross et al., was filed in the same court by a shareholder of the Company. Plaintiff dismissed the suit without prejudice and sent a demand pursuant to Georgia Code § 14-2-742. Another putative stockholder, City of Hialeah Employees’ Retirement System, sent a similar demand. The demands claim that FIS officers and directors violated federal securities laws and breached fiduciary duties in connection with Worldpay’s valuation, integration, and synergies, and they demand that the Board investigate and commence legal proceedings against officers and directors in connection with the purported wrongdoing.

While we believe the cases and demands are without merit, no assurance can be given as to their ultimate outcome. We intend to contest them vigorously.

Brazilian Tax Authorities Claims

In 2004, Proservvi Empreendimentos e Servicos, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. ("Servicos"), a subsidiary of Fidelity National Participacoes Ltda., our former item processing and remittance services operation in Brazil, acquired certain assets and employees and leased certain facilities from the Transpev Group ("Transpev") in Brazil. Transpev's remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and, beginning in 2012, brought claims against Prosegur and Servicos on the grounds that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities filed 14 claims against Servicos, of which 13 are still active, asserting potential tax liabilities of approximately $13 million. There are potentially 24 additional claims against Transpev/Prosegur for which Servicos is named as a co-defendant or may be named but for which Servicos has not yet been served. These additional claims amount to approximately $36 million, making the total potential exposure for all 38 claims approximately $49 million. We do not believe a liability for these 38 total claims is probable and, therefore, have not recorded a liability for any of these claims.

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

The consolidated balance sheets as of June 30, 2023, and December 31, 2022, include a total liability of $138 million and $266 million, respectively, relating to the TRA.

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

(10)     Net Earnings (Loss) per Share

The basic weighted average shares and common stock equivalents for the three and six months ended June 30, 2023 and 2022, were computed using the treasury stock method.

The following table summarizes net earnings and net earnings per share attributable to FIS common stockholders for the three and six months ended June 30, 2023 and 2022 (in millions, except per share amounts):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net earnings attributable to FIS common stockholders	$(6,596)	$277	$(6,456)	$397
Weighted average shares outstanding-basic	592	608	592	609
Plus: Common stock equivalent shares	—	3	—	3
Weighted average shares outstanding-diluted	592	611	592	612
Net earnings per share-basic attributable to FIS common stockholders	$(11.14)	$0.46	$(10.91)	$0.65
Net earnings per share-diluted attributable to FIS common stockholders	$(11.14)	$0.45	$(10.91)	$0.65

The diluted net loss per share for the three and six months ended June 30, 2023, did not include the effect of common stock equivalent shares of 2 million and 1 million, respectively, because the effect would have been anti-dilutive. Options to purchase approximately 9 million and 5 million shares of our common stock for the three months and 9 million and 5 million for the six months ended June 30, 2023 and 2022, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Approximately 64 million shares remained available for repurchase as of June 30, 2023.

(11)     Segment Information

FIS reports its financial performance based on the following segments: Banking Solutions, Merchant Solutions, Capital Market Solutions and Corporate and Other. Below is a summary of each segment. The Company regularly assesses its portfolio of assets and reclassified certain businesses from Capital Market Solutions to Banking Solutions and to the Corporate and Other segment in the quarter ended March 31, 2023, and recast all prior-period segment information presented. These operations represented less than 1% of second quarter and year-to-date 2023 revenue.

Banking Solutions ("Banking")

The Banking segment is focused on serving financial institutions of all sizes with core processing software, transaction processing software and complementary applications and services, many of which interact directly with core processing software. We sell these solutions on either a bundled or stand-alone basis. Clients in this segment include global financial institutions, U.S. regional and community banks, credit unions and commercial lenders, as well as government institutions and other commercial organizations. Banking serves clients in approximately 100 countries. We provide our clients integrated solutions characterized by multi-year processing contracts that generate recurring revenue. The predictable nature of cash flows generated from the Banking segment provides opportunities for further investments in innovation, integration, information and security, and compliance in a cost-effective manner.

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

On July 5, 2023, we signed a definitive agreement to sell a 55% equity interest in the Worldpay Merchant Solutions business as further discussed in Note 2 to the consolidated financial statements and in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

In the Corporate and Other segment, the Company recorded acquisition, integration and other costs comprised of the following (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Acquisition and integration	$9	$30	$16	$75
Enterprise transformation, including Future Forward and platform modernization	78	80	153	160
Severance and other termination expenses, including those associated with enterprise cost control initiatives and changes in senior management	23	36	51	47
Planned separation of the Worldpay Merchant Solutions business	20	—	31	—
Stock-based compensation, primarily from certain performance-based awards	6	41	6	65
Other, including divestiture-related expenses and enterprise cost control and other initiatives	4	34	8	63
Total acquisition, integration and other costs	$140	$221	$265	$410
Amounts in table may not sum due to rounding.

Other costs in Corporate and Other also included incremental amortization expense associated with shortened estimated useful lives and accelerated amortization methods for certain software and deferred contract cost assets resulting from the Company's platform modernization totaling $13 million and $42 million for the three months and $32 million and $94 million for the six months ended June 30, 2023 and 2022, respectively, which is recorded in depreciation and amortization in the statement of operations. For the three and six months ended June 30, 2023, the Company recorded a $6.8 billion impairment of goodwill related to the Merchant Solutions reporting unit due to its estimated fair value being less than its carrying value. Additionally, the Company recorded $29 million of asset impairments primarily related to the impairment of a non-strategic business during the three and six months ended June 30, 2022 and $58 million of impairments primarily related to real estate-related assets resulting from office space reductions during the six months ended June 30, 2022.

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

For the three months ended June 30, 2023 (in millions):

			Capital
	Banking	Merchant	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$1,702	$1,312	$672	$60	$3,746
Operating expenses	(1,132)	(776)	(423)	(7,731)	(10,062)
Depreciation and amortization (including purchase accounting amortization)	154	97	88	547	886
Acquisition, integration and other costs	—	—	—	140	140
Asset impairments	—	—	—	6,841	6,841
Adjusted EBITDA	$724	$633	$337	$(143)	$1,551

Adjusted EBITDA					$1,551
Depreciation and amortization					(338)
Purchase accounting amortization					(548)
Acquisition, integration and other costs					(140)
Asset impairments					(6,841)
Interest expense, net					(153)
Other income (expense), net					(53)
(Provision) benefit for income taxes					(72)
Net earnings attributable to noncontrolling interest					(2)
Net earnings attributable to FIS common stockholders					$(6,596)
Capital expenditures (1)	$97	$103	$64	$23	$287
(1) Capital expenditures include $20 million in other financing obligations for certain hardware.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended June 30, 2022 (in millions):

			Capital
	Banking	Merchant	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$1,678	$1,302	$632	$107	$3,719
Operating expenses	(1,081)	(778)	(405)	(1,081)	(3,345)
Depreciation and amortization (including purchase accounting amortization)	149	89	84	653	975
Acquisition, integration and other costs	—	—	—	221	221
Asset impairments	—	—	—	29	29
Adjusted EBITDA	$746	$613	$311	$(71)	$1,599

Adjusted EBITDA					$1,599
Depreciation and amortization					(347)
Purchase accounting amortization					(628)
Acquisition, integration and other costs					(221)
Asset impairments					(29)
Interest expense, net					(47)
Other income (expense), net					30
(Provision) benefit for income taxes					(77)
Net earnings attributable to noncontrolling interest					(3)
Net earnings attributable to FIS common stockholders					$277
Capital expenditures	$120	$109	$60	$51	$340

For the six months ended June 30, 2023 (in millions):

			Capital
	Banking	Merchant	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$3,387	$2,416	$1,335	$118	$7,256
Operating expenses	(2,296)	(1,495)	(859)	(8,584)	(13,234)
Depreciation and amortization (including purchase accounting amortization)	309	193	181	1,099	1,782
Acquisition, integration and other costs	—	—	—	265	265
Asset impairments	—	—	—	6,841	6,841
Adjusted EBITDA	$1,400	$1,114	$657	$(261)	$2,910

Adjusted EBITDA					$2,910
Depreciation and amortization					(686)
Purchase accounting amortization					(1,096)
Acquisition, integration and other costs					(265)
Asset impairments					(6,841)
Interest expense					(291)
Other income (expense), net					(63)
(Provision) benefit for income taxes					(121)
Net earnings attributable to noncontrolling interest					(3)
Net earnings (loss) attributable to FIS common stockholders					$(6,456)
Capital expenditures (1)	$195	$205	$127	$39	$566

(1) Capital expenditures include $20 million in other financing obligations for certain hardware.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended June 30, 2022 (in millions):

			Capital
	Banking	Merchant	Market	Corporate
	Solutions	Solutions	Solutions	and Other	Total
Revenue	$3,337	$2,414	$1,259	$200	$7,210
Operating expenses	(2,185)	(1,459)	(818)	(2,217)	(6,679)
Depreciation and amortization (including purchase accounting amortization)	302	181	170	1,335	1,988
Acquisition, integration and other costs	—	—	—	410	410
Asset impairments	—	—	—	87	87
Adjusted EBITDA	$1,454	$1,136	$611	$(185)	$3,016

Adjusted EBITDA					$3,016
Depreciation and amortization					(710)
Purchase accounting amortization					(1,278)
Acquisition, integration and other costs					(410)
Asset impairments					(87)
Interest expense, net					(90)
Other income (expense), net					92
(Provision) benefit for income taxes					(132)
Net earnings attributable to noncontrolling interest					(4)
Net earnings attributable to FIS common stockholders					$397
Capital expenditures	$278	$252	$144	$78	$752

(12)     Subsequent Event

On July 5, 2023, we signed a definitive agreement to sell a 55% equity interest in the Worldpay Merchant Solutions business as further discussed in Note 2 to the consolidated financial statements and in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless stated otherwise or the context otherwise requires, all references to "FIS," "we," "our," "us," the "Company" or the "registrant" are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries.

The following discussion should be read in conjunction with Item 1. Condensed Consolidated Financial Statements (Unaudited) and the Notes thereto included elsewhere in this report. The statements contained in this Form 10-Q or in our other documents or in oral presentations or other management statements that are not purely historical are forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about anticipated financial outcomes, including any earnings guidance or projections, projected revenue or expense synergies or dis-synergies, business and market conditions, outlook, foreign currency exchange rates, deleveraging plans, expected dividends and share repurchases of the Company, the Company's sales pipeline and anticipated profitability and growth, plans, strategies and objectives for future operations, strategic value creation, risk profile and investment strategies, any statements regarding future economic conditions or performance and any statements with respect to the previously announced pending sale of a 55% equity stake in the Worldpay Merchant Solutions business ("pending Worldpay transaction"), the expected financial and operational results of the Company, and expectations regarding the Company's business or organization after the pending Worldpay transaction, as well as other statements about our expectations, beliefs, intentions, or strategies regarding the future, or other characterizations of future events or circumstances, are forward-looking statements. These statements may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results or guidance, statements of outlook and various accruals and estimates. These statements relate to future events and our future results and involve a number of risks and uncertainties. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management.

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
•internal or external security or privacy breaches of our systems, including those relating to unauthorized access, theft, corruption or loss of personal information and computer viruses and other malware affecting our software or platforms, and the reactions of customers, card associations, government regulators and others to any such events;
•the risk that implementation of software, including software updates, for customers or at customer locations or employee error in monitoring our software and platforms may result in the corruption or loss of data or customer information, interruption of business operations, outages, exposure to liability claims or loss of customers;

•the risk that partners and third parties may fail to satisfy their legal obligations and risks associated with managing pension cost, cybersecurity issues, IT outages and data privacy;
•uncertainties as to the timing of the consummation of the pending Worldpay transaction or whether such sale will be completed;
•risks associated with the impact, timing or terms of the pending Worldpay transaction;
•risks associated with the expected benefits and costs of the pending Worldpay transaction, including the risk that the expected benefits of the pending Worldpay transaction or any contingent purchase price will not be realized within the expected timeframe, in full or at all;
•the risk that conditions to the pending Worldpay transaction will not be satisfied and/or that the pending Worldpay transaction will not be completed within the expected timeframe, on the expected terms or at all;
•the risk that any consents or regulatory or other approvals required in connection with the pending Worldpay transaction will not be received or obtained within the expected timeframe, on the expected terms or at all;
•the risk that the financing intended to fund the pending Worldpay transaction may not be obtained;
•the risk that the costs of restructuring transactions and other costs incurred in connection with the pending Worldpay transaction will exceed our estimates or otherwise adversely affect our business or operations;
•the impact of the pending Worldpay transaction on our businesses and the risk that the pending Worldpay transaction may be more difficult, time-consuming or costly than expected, including the impact on our resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, governmental authorities, suppliers, employees and other business counterparties;
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
•fraud by merchants or bad actors; and
•other risks detailed elsewhere in the "Risk Factors" and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in our Quarterly Reports on Form 10-Q and in our other filings with the Securities and Exchange Commission.

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

The U.S. and Europe, the two largest geographic areas for our businesses, are experiencing slower economic growth than in recent years. Lengthening sales cycles observed in 2022, particularly across large transactions with a total contract value in excess of $50 million, persisted in the first half of 2023, particularly in Banking. We also experienced, and continue to experience, higher rates of inflation in these markets, including increasing wage and benefits rates, which management believes is in part due to inflation and in part due to competitive job markets for the skilled employees who support our businesses, as well as increasing non-labor-related costs. Given the nature of our varied businesses, the magnitude of future effects of slower economic growth, including lengthy sales cycles and inflation, are difficult to predict, although they have had and are expected to continue to have an adverse effect on our results of operations. In 2022, the strengthening of the U.S. dollar had a negative impact on our revenue and earnings; however, the U.S. dollar has weakened in recent months, tempering the effects. Given the volatility of exchange rates and the mix of currencies involved in both revenues and expenses, the direction and magnitude of future effects of currency fluctuations are uncertain. Rising interest rates have had, and may continue to have, a negative impact on our interest expense.

Slowing Merchant segment revenue growth trends observed over the second half of 2022, reflecting both slower economic growth, particularly in the U.K., and competitive pressures, continued in the first half of 2023, and we anticipate them to continue in the short term. In addition, the war in Ukraine has negatively affected, and as long as it continues is expected to continue to negatively affect, our Merchant business. In 2022, we recorded a goodwill impairment charge of $17.6 billion related to the Merchant Solutions reporting unit, reflecting our intermediate-term expectation of lower growth in the segment. In the second quarter of 2023, we recorded an additional $6.8 billion impairment, reflective of the price at which we agreed to sell a majority interest in the Worldpay Merchant Solutions business as discussed further below. See also "Goodwill Impairment" in our Critical Accounting Policies and Note 7 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as well as Critical Accounting Policies and Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q for further details on the goodwill impairments.

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

On July 5, 2023, we signed a definitive agreement to sell a 55% equity interest in the Worldpay Merchant Solutions business to private equity funds managed by GTCR, LLC ("GTCR") in a transaction valuing the business at up to $18.5 billion, including potential consideration of $1.0 billion contingent on the returns realized by GTCR exceeding certain thresholds. We expect our net proceeds at closing from the sale to be approximately $11.7 billion, consisting of (i) $8.4 billion of proceeds from a pre-closing distribution from the Worldpay business (funded by new debt) and (ii) $5.0 billion from the sale of 55% of our ownership interest, net of estimated selling price adjustments, debt restructuring fees, taxes and transaction costs. The net proceeds are subject to adjustments for closing levels of the Worldpay Merchant Solutions business's debt, working capital relative to an agreed target and available cash relative to an agreed minimum. We will retain a non-controlling 45% ownership interest in a new standalone joint venture. We intend to use proceeds from the sale to pay down debt and return additional capital to shareholders through our existing share repurchase authorization, as well as for general corporate purposes, while maintaining an investment grade credit rating. In connection with the sale, FIS and Worldpay will enter into commercial agreements, preserving a key value proposition for clients of both businesses and minimizing potential dis-synergies. The transaction is expected to close by the first quarter of 2024, subject to regulatory approvals and other customary closing conditions. Following the closing of this transaction, FIS’ ownership interest in Worldpay will be reported as income from minority interest. Also in connection with this transaction, we plan to present the operating results and cash flows of the Worldpay Merchant Solutions business as discontinued operations for all periods presented beginning with the third quarter of 2023.

In November 2022, we launched an enterprise-wide efficiency program, Future Forward, with a focus on streamlining operations, accelerating time to market of new solutions and improving profitability and cash flow. As of June 30, 2023, we achieved annualized run-rate Future Forward cash savings of over $315 million exiting the quarter, including over $175 million of operational expense savings and over $140 million of capital expense savings. In light of the recently announced Worldpay separation, we are updating our target post-separation cash savings exiting 2024 from $1.25 billion to $1.0 billion, of which over two-thirds represents annualized run-rate savings. This $1.0 billion represents an expected retention of 80% of the original program's total commitment, prior to the effects of the pending sale of a majority interest in the Worldpay Merchant Solutions business.

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

Recent U.S. bank failures could negatively impact our results to the extent more of our customers become illiquid; however, our current exposure to recent failures is limited, and we may be a long-term beneficiary of the recent disruption. As a leading provider of financial technology services to the top 100 U.S. banks by asset size as well as other global financial institutions, FIS boasts a highly diversified customer base, with no single customer accounting for more than approximately 1% of 2022 total Company revenue. With respect to U.S. financial institution customers that closed during the first six months of 2023, FIS continues to provide services for these banks and is paid during their transition, and our revenue exposure from potential contract terminations related to these banks is not material. Further, FIS' core banking customer contracts are generally structured with fees that increase based on the number of active accounts or transactions rather than the amount of deposits. Thus, to the extent account volume increases, we are positioned to benefit from this growth as a leading core banking services provider to large financial institutions.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except with respect to our goodwill impairment assessment. As discussed in Note 5 to the consolidated financial statements, the Company performed a quantitative goodwill impairment assessment of the Merchant reporting unit as of June 30, 2023. To estimate the fair value of the reporting unit, we used a market approach based on the price at which the Company has agreed to sell a majority interest in the Worldpay Merchant Solutions business. The estimated fair value included estimated selling price adjustments and fair value of contingent consideration based on the terms and conditions of the definitive agreement related to the sale. A 10% increase or decrease in the estimated net purchase price adjustments and fair value of contingent consideration would not have a material impact to the impairment charge.

Consolidated Results of Operations - Comparisons of three- and six-month periods ended June 30, 2023 and 2022

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(In millions)				(In millions)
Revenue	$3,746	$3,719	$27	1%	$7,256	$7,210	$46	1%
Cost of revenue	(2,188)	(2,234)	46	(2)	(4,356)	(4,475)	119	(3)
Gross profit	1,558	1,485	73	5	2,900	2,735	165	6
Gross profit margin	42%	40%			40%	38%
Selling, general and administrative expenses	(1,033)	(1,082)	49	(5)	(2,037)	(2,117)	80	(4)
Asset impairments	(6,841)	(29)	(6,812)	NM	(6,841)	(87)	(6,754)	NM
Operating income	$(6,316)	$374	(6,690)	NM	$(5,978)	$531	(6,509)	NM
Operating margin	(169)%	10%			(82)%	7%
NM = Not meaningful

Revenue

Revenue for the three months ended June 30, 2023, increased primarily due to strong recurring revenue growth in Banking and Capital Markets segments and increased revenue in Merchant driven by increased volumes.

Revenue for the six months ended June 30, 2023, increased primarily due to strong recurring revenue growth in Banking and Capital Markets segments. Revenue in Merchant and Capital Markets was negatively impacted by unfavorable foreign currency movements, primarily related to a stronger U.S. Dollar versus the British Pound Sterling and Euro as compared to the prior-year period. See "Segment Results of Operations" below for more detailed explanation.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue for the three and six months ended June 30, 2023, decreased due to lower intangible asset amortization resulting primarily from foreign currency movements contributing to higher gross profit and gross profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended June 30, 2023, decreased primarily due to lower acquisition, integration and other costs, partially offset by higher corporate expenses.

Asset Impairments

For the three and six months ended June 30, 2023, the Company recorded a $6.8 billion impairment of goodwill related to the Merchant Solutions reporting unit due to its estimated fair value being less than its carrying value. For the three and six months ended June 30, 2022, the Company recorded $29 million of impairments primarily related to a non-strategic business. For the six months ended June 30, 2022, the Company also recorded $58 million of impairments primarily related to real estate-related assets as a result of office space reductions.

Operating Income and Operating Margin

The change in operating income for the three and six months ended June 30, 2023, resulted from the revenue and cost variances noted above. The operating margin for the three and six months ended June 30, 2023, included impairment of goodwill related to the Merchant Solutions reporting unit and was partially offset by lower intangible asset amortization compared to the prior-year period.

Total Other Income (Expense), Net

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2023	2022	Change	Change	2023	2022	Change	Change
Other income (expense):	(In millions)				(In millions)
Interest expense, net	$(153)	$(47)	$(106)	NM	$(291)	$(90)	$(201)	NM
Other income (expense), net	(53)	30	(83)	NM	(63)	92	(155)	NM
Total other income (expense), net	$(206)	$(17)	(189)	NM	$(354)	$2	(356)	NM
NM = Not meaningful

The increase in interest expense, net during the three and six months ended June 30, 2023, was primarily due to higher interest rates on our debt and higher outstanding debt throughout the three and six months ended June 30, 2023, offset in part by increased interest income.

Other income (expense), net includes the net change in fair value of the CVR-related preferred stock and CVR liability of $9 million and $25 million for the three months and $6 million and $49 million for the six months ended June 30, 2023 and 2022, respectively. Other income (expense), net also includes net gains (losses) on equity security investments without readily determinable fair values of $(32) million and $6 million for the three months and $(34) million and $47 million for the six months ended June 30, 2023 and 2022, respectively. Net gains (losses) on equity securities investments includes $32 million of impairment for the three and six months ended June 30, 2023, on an equity security investment which the Company agreed to sell for less than its carrying value subsequent to June 30, 2023. See Note 5 to the consolidated financial statements.

Provision (Benefit) for Income Taxes

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(In millions)				(In millions)
Provision (benefit) for income taxes	$72	$77	$(5)	NM	$121	$132	$(11)	NM
Effective tax rate	(1)%	22%			(2)%	25%

NM = Not meaningful

The decrease in the effective tax rate for the three and six months ended June 30, 2023, was primarily driven by the book impairment of goodwill for which there is no tax basis.

Segment Results of Operations - Comparisons of three- and six- month periods ended June 30, 2023 and 2022

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

Banking Solutions

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(In millions)				(In millions)
Revenue	$1,702	$1,678	$24	1%	$3,387	$3,337	$50	1%
Adjusted EBITDA	$724	$746	(22)	(3)	$1,400	$1,454	$(54)	(4)
Adjusted EBITDA margin	42.5%	44.5%			41.3%	43.6%
Adjusted EBITDA margin basis points change	(200)				(230)

Three months ended June 30:

Revenue in our Banking segment increased 1% year over year for the three months ended June 30, 2023. Recurring revenue contributed 2% to growth, as payments volumes increased year over year, including in our commercial services and value-added processing businesses. Non-recurring revenue contributed (1%) to growth due to a reduction in termination fees versus the prior year.

Adjusted EBITDA and adjusted EBITDA margin declined year over year due to revenue mix.

Six months ended June 30:

Revenue in our Banking segment increased 1% year over year for the six months ended June 30, 2023. Recurring revenue contributed 3% to growth, as payments volumes increased year over year, including in our commercial services and value-added processing businesses. Non-recurring revenue contributed (2%) to growth due to a reduction in termination fees versus the prior year.

Adjusted EBITDA and adjusted EBITDA margin declined year over year due to revenue mix.

Merchant Solutions

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(In millions)				(In millions)
Revenue	$1,312	$1,302	$10	1%	$2,416	$2,414	$2	—%
Adjusted EBITDA	$633	$613	20	3	$1,114	$1,136	(22)	(2)
Adjusted EBITDA margin	48.3%	47.1%			46.1%	47.0%
Adjusted EBITDA margin basis points change	120				(90)

Three months ended June 30:

Revenue in our Merchant segment increased 1% year over year for the three months ended June 30, 2023, primarily driven by increased transaction volumes. Revenue from our global eCommerce volumes, including revenue related to our Payrix business, contributed 3% to growth. Revenue from our Enterprise business contributed (2%) to growth due to the impact of UK macroeconomic pressures and the decline of low-margin tax processing volumes in the U.S.

Adjusted EBITDA and adjusted EBITDA margin increased year over year due to revenue mix and cost efficiencies.

Six months ended June 30:

Revenue in our Merchant segment was flat year over year for the six months ended June 30, 2023. Higher revenue from our global eCommerce business, including revenue related to our Payrix business, contributed 4% to growth. Enterprise volumes contributed (2%) to growth due to the impact of U.K. macroeconomic pressures and the decline of low-margin tax processing volumes in the U.S. Small- and medium-sized business volumes contributed (1%) to growth. Total revenue was impacted by unfavorable foreign currency movements, which contributed (1%) to growth, due to a stronger U.S. Dollar versus the British Pound Sterling as compared to the prior-year period.

Adjusted EBITDA and adjusted EBITDA margin declined year over year due to revenue mix.

On July 5, 2023, we signed a definitive agreement to sell a 55% equity interest in the Worldpay Merchant Solutions business, as further discussed in Note 2 to the consolidated financial statements and in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Capital Market Solutions

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(In millions)				(In millions)
Revenue	$672	$632	$40	6%	$1,335	$1,259	$76	6%
Adjusted EBITDA	$337	$311	26	8	$657	$611	46	8
Adjusted EBITDA margin	50.2%	49.2%			49.2%	48.5%
Adjusted EBITDA margin basis points change	100				70

Three months ended June 30:

Revenue in our Capital Markets segment increased 6% year over year for the three months ended June 30, 2023. Recurring revenue contributed 7% to growth due to strong new sales momentum and continued movement to a SaaS-based recurring revenue model. Professional services revenue contributed (1%) to growth.

Adjusted EBITDA and adjusted EBITDA margin increased year over year due to strong contribution margins from revenue growth.

Six months ended June 30:

Revenue in our Capital Markets segment increased 6% year over year for the six months ended June 30, 2023. Recurring revenue contributed 8% to growth due to strong new sales momentum and continued movement to a SaaS-based recurring revenue model. Professional services revenue contributed (1%) to growth. Total revenue was impacted by unfavorable foreign currency movements, which contributed (1%) to growth, due to a stronger U.S. Dollar versus the British Pound Sterling as compared to the prior-year period.

Adjusted EBITDA and adjusted EBITDA margin increased year over year due to strong contribution margins from revenue growth.

Corporate and Other

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(In millions)				(In millions)
Revenue	$60	$107	$(47)	(44)%	$118	$200	$(82)	(41)%
Adjusted EBITDA	$(143)	$(71)	(72)	101	$(261)	$(185)	(76)	41

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from certain non-strategic businesses.

Three months ended June 30:

Revenue in our Corporate and Other segment decreased 44% year over year for the three months ended June 30, 2023, due to the divestiture of non-strategic businesses in 2022.

Adjusted EBITDA decreased from higher corporate expenses as compared to the prior year period.

Six months ended June 30:

Revenue in our Corporate and Other segment decreased 41% year over year for the six months ended June 30, 2023, due to the divestiture of non-strategic businesses in 2022.

Adjusted EBITDA decreased from higher corporate expenses as compared to the prior year period.

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

As of June 30, 2023, the Company had $4,037 million of available liquidity, including $1,982 million of cash and cash equivalents and $2,055 million of capacity available under its Revolving Credit Facility and Incremental Credit Facility. Approximately $1,204 million of cash and cash equivalents is held by our foreign entities, including amounts related to regulatory requirements. The majority of our domestic cash and cash equivalents relates to settlement payables and net deposits-in-transit, which are typically settled within a few business days. Debt outstanding totaled $19.5 billion, with an effective weighted average interest rate of 3.4%.

We believe that our current level of cash and cash equivalents plus cash flows from operations will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service payments for the next 12 months and the foreseeable future.

A regular quarterly dividend of $0.52 per common share is payable on September 22, 2023, to shareholders of record as of the close of business on September 8, 2023. We currently expect to continue to pay quarterly dividends at a target payout ratio consistent with our previously announced capital allocation strategy. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

Although we continue to evaluate the optimal capital structure for our business following the completion of the pending sale of a majority interest in the Worldpay Merchant Solutions business, we intend to maintain investment grade debt ratings for FIS. The pending Worldpay transaction will also result in significant one-time costs, a portion of which we may be required to fund.

In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The share repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Approximately 64 million shares remained available for repurchase as of June 30, 2023. We plan to continue to prioritize debt reduction over share repurchases during the second half of 2023, in part given our outlook for business trends in the second half of 2023. The proceeds from the pending sale of the Worldpay Merchant Solutions business will give us increased flexibility to further reduce debt as well as repurchase shares while maintaining an investment grade credit rating.

Cash Flows from Operations

Cash flows from operations were $1,719 million and $1,920 million for the six-month periods ended June 30, 2023, and 2022, respectively. Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization and other non-cash items. Cash flows from operations decreased $201 million in the six-month period ended June 30, 2023, primarily due to a decrease in net earnings after adjusting to add back depreciation and other non-cash items.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for software (purchased and internally developed) and additions to property and equipment. We invested approximately $546 million and $752 million in capital expenditures (excluding other financing obligations for certain hardware and software) during the six-month periods ended June 30, 2023 and 2022, respectively. We expect to continue investing in property and equipment, purchased software and internally developed software to support our business.

During the six-month periods ended June 30, 2023 and 2022, we (paid) received approximately $(17) million and $645 million of net cash reflected as investing activities due to the settlement of existing cross-currency interest rate swaps. See Note 8 to the consolidated financial statements. In January 2023, the Founders of Virtus exercised their put option, and as a result, FIS paid the $173 million redemption value, recorded as a financing activity in the consolidated statement of cash flows.

Financing

For more information regarding the Company's debt and financing activity, see "Risk Factors—Risks Related to Our Indebtedness" in Item 1A of our Annual Report on Form 10-K filed on February 27, 2023, and "Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk" in Item 3 as well as Notes 7 and 8 to the consolidated financial statements.

Contractual Obligations

There were no material changes in our contractual obligations through the six months ended June 30, 2023, in comparison to the table included in our Annual Report on Form 10-K for the year ended December 31, 2022, except as disclosed in Note 7 to the consolidated financial statements.

Recent Accounting Pronouncements
No new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to market risks primarily from changes in interest rates and foreign currency exchange rates. We periodically use certain derivative financial instruments, including interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts, to manage interest rate and foreign currency risk. We do not use derivatives for trading purposes, to generate income or to engage in speculative activity.

Interest Rate Risk

In addition to existing cash balances and cash provided by operating activities, we use fixed-rate and variable-rate debt to finance our operations. We are exposed to interest rate risk on these debt obligations and related interest rate swaps.

Our fixed rate senior notes (as included in Note 7 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of June 30, 2023. The carrying value, excluding the fair value of the interest rate swaps described below and unamortized discounts, of our senior notes was $14.7 billion as of June 30, 2023. The fair value of our senior notes was approximately $12.9 billion as of June 30, 2023. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, Revolving Credit Facility and Incremental Revolving Credit Facility (as described in Note 7 to the consolidated financial statements) and the notional amounts of our interest rate swaps designated as fair value hedges (collectively, "variable-rate debt"). At June 30, 2023, our weighted-average cost of debt was 3.4% with a weighted-average maturity of 5.5 years; 57% of our debt was fixed rate, and the remaining 43% was variable-rate debt, inclusive of fair value adjustments of interest rate swaps. A 100 basis-point increase in the weighted-average interest rate on our variable-rate debt would have increased our annual interest expense by $90 million, including the impact of the interest rate swaps designated as fair value hedges. We performed the foregoing sensitivity analysis based solely on the outstanding balance of our variable-rate debt as of June 30, 2023. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on the outstanding balance of our variable-rate debt as of June 30, 2022, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $74 million.

As of June 30, 2023, the following interest rate swaps converting the interest rate exposure on certain of our senior notes from fixed to variable were outstanding (in millions):

		Weighted	Weighted
Notional Amount by		Average	Average
Currency	Maturities	Receive Rate	Pay Rate
$1,854	2029 - 2031	2.74%	6.99%
£925	2029 - 2031	3.00%	7.38%
€500	2024	1.10%	4.06%

By entering into the aforementioned swap agreements, we have assumed risks associated with variable interest rates based upon LIBOR, or Daily Compounded SOFR or SONIA as applicable based on the phase-out of LIBOR rates, or Euribor. Changes in the overall level of interest rates affect the interest expense that we recognize. We designated the interest rate swaps as fair value hedges for accounting purposes as described in Note 8 to the consolidated financial statements. A 100 basis-point increase in the Daily Compounded SOFR rate, Daily Compounded SONIA rate and 3-month Euribor rate, as applicable, for the interest rate swaps outstanding as of June 30, 2023 and 2022, would increase our annual interest expense by approximately $36 million and $35 million, respectively.

Subsequent to June 30, 2023, we de-designated the above interest rate swaps as fair value hedges for accounting purposes and entered into offsetting interest rate swaps, reducing our variable interest rate risk and resulting in 28% variable-rate debt when calculated as if the de-designations occurred and the offsetting interest swaps had been entered into as of June 30, 2023.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. We generated approximately $717 million and $704 million during the three months and $1,393 million and $1,408 million during the six months ended June 30, 2023 and 2022, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Brazilian Real, Australian Dollar and Indian Rupee. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three months ended June 30,		Six months ended June 30,
Currency	2023	2022	2023	2022
Pound Sterling	$46	$45	$89	$88
Euro	8	7	15	14
Real	4	4	7	8
Rupee	2	3	4	5
Australian Dollar	3	3	6	6
Total increase or decrease	$63	$62	$121	$121

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenue and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. We do periodically enter into foreign currency forward contracts to hedge foreign currency exposure to intercompany loans and other balance sheet items. The Company also utilizes foreign currency-denominated debt and cross-currency interest rate swaps designated as net investment hedges in order to reduce the volatility of the net investment value of certain of its Euro and Pound Sterling functional subsidiaries and utilizes cross-currency interest rate swaps designated as fair value hedges in order to mitigate the impact of foreign currency risk associated with our foreign currency-denominated debt (see Note 8 to the consolidated financial statements).

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

Part II: OTHER INFORMATION

Item 1A. Risk Factors

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, for a detailed discussion of risk factors affecting the Company. There have been no material changes in the risk factors described therein except for the addition of the risk factors included below.

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

The completion of the announced sale of a majority stake in the Worldpay Merchant Solutions business, its separation into a new standalone joint venture and GTCR’s investment therein are subject to various risks and uncertainties, may not be completed in accordance with announced plans, on the currently expected timeline, or at all, and the pending sale may be disruptive to our business operations and adversely affect our profitability.

The pending sale of a majority stake in the Worldpay Merchant Solutions business is subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations. We have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory and financial services fees related to the sale. These expenses are payable by us regardless of whether the sale is consummated. Accordingly, if the pending sale of a majority stake in the Worldpay Merchant Solutions business is delayed or is not completed on the terms set forth in the definitive purchase and sale agreement, or at all, our business, results of operations, financial condition, cash flows and/or stock price could be adversely affected.

Additionally, the pendency and/or completion of the sale, including negotiating and finalizing the commercial agreements to be entered into between FIS and Worldpay that will govern the post-closing relationship between FIS and Worldpay, may impose challenges on our business, including business disruption; the diversion of management time on matters relating to the sale; impact on our resources, systems, procedures and controls; the incurrence of significant expenses associated with the pursuit of the sale; potential adverse impacts on our ability to attract, retain or motivate management personnel and talent; potential adverse impacts on our relationships with customers, governmental authorities, suppliers, employees and other business counterparties; and other unanticipated adverse impacts.

If the pending sale of a majority stake in the Worldpay Merchant Solutions business is completed, we may not achieve the anticipated benefits of the sale, and the costs or dis-synergies of the sale may exceed the anticipated amounts. The completion of the sale may also expose us to new risks.

If the pending sale of a majority stake in the Worldpay Merchant Solutions business is completed, our operational and financial profile will change upon the separation of the Worldpay Merchant Solutions business from our other remaining businesses. As a result, our diversification of revenue sources will diminish, and our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and greater risk as a result of the concentration of our business on serving financial institutions. Moreover, the shares of our common stock will represent an investment in a smaller company than exists today, and our exposure to the risks inherent in our remaining businesses will increase.

Following the closing of the sale of the Worldpay Merchant Solutions business, we plan to use the net proceeds from the sale to pay down debt and return additional capital to shareholders through our existing share repurchase authorization, as well as for general corporate purposes, while maintaining an investment grade credit rating. These uses of the net proceeds may not improve our results of operations or cash flows. Further, the anticipated benefits to us of the pending sale, including the retention of a 45% equity interest in the new standalone joint venture that will own the assets and liabilities of the Worldpay Merchant Solutions business, are based on a number of assumptions, some of which may prove incorrect. Any such incorrect assumptions could adversely affect our business, financial condition or results of operations.

In addition, we expect to have continuing operational and financial obligations to Worldpay pursuant to the commercial agreements and transition services agreements to be entered into between FIS and Worldpay at closing. These ongoing arrangements will require significant management and operational resources and may reduce our ability to fully realize cost savings and efficiency initiatives that we would otherwise be able to implement following the closing of the sale.

Item 5. Other Information

During the period covered by this report, none of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in
Item 408 of Regulation S-K under the Exchange Act).

Item 6. Exhibits

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
2.1	Purchase and Sale Agreement, dated as of July 5, 2023, by and among Fidelity National Information Services, Inc., New Boost Holdco, LLC, GTCR W Aggregator LP, GTCR W Merger	8-K	001-16427	2.1	7/11/2023
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 2, 2023	By:	/s/ Erik Hoag
Erik Hoag
Corporate Executive Vice President and Chief Financial Officer (Principal Financial Officer )

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 2, 2023	By:	/s/ Christopher Thompson
Christopher Thompson
Chief Accounting Officer (Principal Accounting Officer)