Form 10-Q
period 2023-09-30
Fidelity National Information Services, Inc.
filed 2023-11-07
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
(904) 438-6000
(Registrant's telephone number, including area code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of November 3, 2023, 592,483,601 shares of the Registrant's Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2023

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$466	$456
Settlement assets	605	592
Trade receivables, net of allowance for credit losses of $35 and $31, respectively	1,719	1,834
Other receivables	315	437
Prepaid expenses and other current assets	546	509
Current assets held for sale	8,502	8,990
Total current assets	12,153	12,818
Property and equipment, net	682	709
Goodwill	16,811	16,816
Intangible assets, net	1,947	2,468
Software, net	2,082	2,055
Other noncurrent assets	1,616	1,705
Deferred contract costs, net	1,008	973
Noncurrent assets held for sale	16,875	25,734
Total assets	$53,174	$63,278
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$1,473	$1,583
Settlement payables	631	613
Deferred revenue	739	777
Short-term borrowings	4,595	3,755
Current portion of long-term debt	1,320	2,130
Current liabilities held for sale	7,323	7,366
Total current liabilities	16,081	16,224
Long-term debt, excluding current portion	12,741	14,206
Deferred income taxes	2,346	2,689
Other noncurrent liabilities	1,478	1,382
Noncurrent liabilities held for sale	1,044	1,371
Total liabilities	33,690	35,872

Redeemable noncontrolling interest	—	180
Equity:
FIS stockholders' equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding as of September 30, 2023, and December 31, 2022	—	—
Common stock $0.01 par value, 750 shares authorized, 631 and 630 shares issued as of September 30, 2023, and December 31, 2022, respectively	6	6
Additional paid in capital	46,895	46,735
(Accumulated deficit) retained earnings	(22,808)	(14,971)
Accumulated other comprehensive earnings (loss)	(408)	(360)
Treasury stock, $0.01 par value, 39 and 39 common shares as of September 30, 2023, and December 31, 2022, respectively, at cost	(4,208)	(4,192)
Total FIS stockholders' equity	19,477	27,218
Noncontrolling interest	7	8
Total equity	19,484	27,226
Total liabilities, redeemable noncontrolling interest and equity	$53,174	$63,278
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Loss)
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue	$2,489	$2,415	$7,311	$7,194
Cost of revenue	1,523	1,534	4,610	4,646
Gross profit	966	881	2,701	2,548
Selling, general, and administrative expenses	484	480	1,557	1,623
Asset impairments	7	17	8	86
Operating income (loss)	475	384	1,136	839
Other income (expense):
Interest expense, net	(162)	(78)	(464)	(169)
Other income (expense), net	22	18	(91)	53
Total other income (expense), net	(140)	(60)	(555)	(116)
Earnings (loss) before income taxes	335	324	581	723
Provision (benefit) for income taxes	74	102	139	218
Net earnings (loss) from continuing operations	261	222	442	505
Earnings (loss) from discontinued operations, net of tax	(708)	32	(7,342)	150
Net earnings (loss)	(447)	254	(6,900)	655
Net (earnings) loss attributable to noncontrolling interest from continuing operations	(1)	(4)	(2)	(6)
Net (earnings) loss attributable to noncontrolling interest from discontinued operations	(1)	(1)	(3)	(3)
Net earnings (loss) attributable to FIS	$(449)	$249	$(6,905)	$646

Net earnings (loss) attributable to FIS:
Continuing operations	$260	$218	$440	$499
Discontinued operations	(709)	31	(7,345)	147
Total	$(449)	$249	$(6,905)	$646
Basic earnings (loss) per common share attributable to FIS:
Continuing operations	$0.44	$0.36	$0.74	$0.82
Discontinued operations	(1.20)	0.05	(12.41)	0.24
Total	$(0.76)	$0.41	$(11.66)	$1.06
Diluted earnings (loss) per common share attributable to FIS:
Continuing operations	$0.44	$0.36	$0.74	$0.82
Discontinued operations	(1.20)	0.05	(12.41)	0.24
Total	$(0.76)	$0.41	$(11.66)	$1.06
Weighted average common shares outstanding:
Basic	592	605	592	608
Diluted	592	607	592	611
Amounts in table may not sum or calculate due to rounding.
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net earnings (loss)	$(447)	$254	$(6,900)	$655
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustments	$(337)	$(1,410)	$102	$(3,311)
Change in fair value of net investment hedges	208	1,324	(213)	2,852
Excluded components of fair value hedges	84	—	61	—
Other adjustments	2	6	3	11
Other comprehensive earnings (loss), before tax	(43)	(80)	(47)	(448)
Provision for income tax (expense) benefit related to items of other comprehensive earnings (loss)	(34)	(112)	(1)	(196)
Other comprehensive earnings (loss), net of tax	(77)	(192)	(48)	(644)
Comprehensive earnings (loss)	(524)	62	(6,948)	11
Net (earnings) loss attributable to noncontrolling interest	(2)	(5)	(5)	(9)
Comprehensive earnings (loss) attributable to FIS common stockholders	$(526)	$57	$(6,953)	$2
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and nine months ended September 30, 2023
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, June 30, 2023	631	(39)	$6	$46,846	$(22,048)	$(331)	$(4,207)	$7	$20,273
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	—	49	—	—	—	—	49
Cash dividends declared ($0.52 per share per quarter) and other distributions	—	—	—	—	(311)	—	—	(2)	(313)
Net earnings (loss)	—	—	—	—	(449)	—	—	2	(447)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(77)	—	—	(77)
Balances, September 30, 2023	631	(39)	$6	$46,895	$(22,808)	$(408)	$(4,208)	$7	$19,484

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2022	630	(39)	$6	$46,735	$(14,971)	$(360)	$(4,192)	$8	$27,226
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	40	—	—	—	—	40
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(16)	—	(16)
Stock-based compensation	—	—	—	113	—	—	—	—	113
Cash dividends declared ($0.52 per share per quarter) and other distributions	—	—	—	—	(932)	—	—	(6)	(938)
Other	—	—	—	7	—	—	—	—	7
Net earnings (loss)	—	—	—	—	(6,905)	—	—	5	(6,900)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(48)	—	—	(48)
Balances, September 30, 2023	631	(39)	$6	$46,895	$(22,808)	$(408)	$(4,208)	$7	$19,484

(1)Excludes redeemable noncontrolling interest that is not considered equity.

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and nine months ended September 30, 2022
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, June 30, 2022	628	(20)	$6	$46,634	$2,709	$(200)	$(2,643)	$9	$46,515
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	39	—	—	—	—	39
Purchases of treasury stock	—	(11)	—	—	—	—	(1,021)	—	(1,021)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(21)	—	(21)
Stock-based compensation	—	—	—	53	—	—	—	—	53
Cash dividends declared ($0.47 per share per quarter) and other distributions	—	—	—	—	(285)	—	—	(2)	(287)
Net earnings (loss)	—	—	—	—	249	—	—	2	251
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(192)	—	—	(192)
Balances, September 30, 2022	629	(31)	$6	$46,726	$2,673	$(392)	$(3,685)	$9	$45,337

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2021	625	(16)	$6	$46,466	$2,889	$252	$(2,266)	$11	$47,358
Issuance of restricted stock	4	—	—	5	—	—	—	—	5
Exercise of stock options	—	—	—	57	—	—	—	—	57
Purchases of treasury stock	—	(14)	—	—	—	—	(1,321)	—	(1,321)
Treasury shares held for taxes due upon exercise of stock awards	—	(1)	—	—	—	—	(98)	—	(98)
Stock-based compensation	—	—	—	198	—	—	—	—	198
Cash dividends declared ($0.47 per share per quarter) and other distributions	—	—	—	—	(862)	—	—	(7)	(869)
Net earnings (loss)	—	—	—	—	646	—	—	5	651
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(644)	—	—	(644)
Balances, September 30, 2022	629	(31)	$6	$46,726	$2,673	$(392)	$(3,685)	$9	$45,337

(1)Excludes redeemable noncontrolling interest that is not considered equity.

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net earnings (loss)	$(6,900)	$655
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,245	2,920
Amortization of debt issuance costs	22	23
Asset impairments	6,850	104
Loss on assets held for sale	1,549	—
Loss (gain) on sale of businesses, investments and other	31	(13)
Stock-based compensation	116	198
Deferred income taxes	(624)	(519)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	226	161
Settlement activity	(252)	(38)
Prepaid expenses and other assets	(73)	(250)
Deferred contract costs	(320)	(314)
Deferred revenue	(38)	(59)
Accounts payable, accrued liabilities and other liabilities	(22)	(70)
Net cash provided by operating activities	2,810	2,798
Cash flows from investing activities:
Additions to property and equipment	(108)	(216)
Additions to software	(736)	(867)
Settlement of net investment hedge cross-currency interest rate swaps	(20)	684
Net proceeds from sale of businesses and investments	45	12
Net proceeds from sale of Visa preferred stock	—	269
Other investing activities, net	(37)	(50)
Net cash provided by (used in) investing activities	(856)	(168)
Cash flows from financing activities:
Borrowings	64,461	50,006
Repayment of borrowings and other financing obligations	(65,868)	(49,349)
Debt issuance costs	(2)	(23)
Net proceeds from stock issued under stock-based compensation plans	41	53
Treasury stock activity	(16)	(1,390)
Dividends paid	(926)	(858)
Payments on contingent value rights	—	(186)
Payments on tax receivable agreement	(162)	(138)
Purchase of noncontrolling interest	(173)	—
Other financing activities, net	(13)	(5)
Net cash provided by (used in) financing activities	(2,658)	(1,890)
Effect of foreign currency exchange rate changes on cash	(28)	(782)
Net increase (decrease) in cash, cash equivalents and restricted cash	(732)	(42)
Cash, cash equivalents and restricted cash, beginning of period	4,813	4,283
Cash, cash equivalents and restricted cash, end of period	$4,081	$4,241
Supplemental cash flow information:
Cash paid for interest	$583	$311
Cash paid for income taxes	$330	$664
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

On July 5, 2023, FIS signed a definitive agreement to sell a 55% equity interest in its Worldpay Merchant Solutions business to private equity funds managed by GTCR, LLC ("GTCR"). FIS will retain a non-controlling 45% ownership interest in a new standalone joint venture. The transaction is expected to close in the first quarter of 2024, subject to regulatory approvals and other customary closing conditions. Following the closing of this transaction, FIS' ownership interest in Worldpay Merchant Solutions business is expected to be reported as equity method investment earnings.

In accordance with ASC 205-20, the Company analyzed quantitative and qualitative factors relevant to the Worldpay Merchant Solutions disposal group and determined that the accounting criteria to be classified as held for sale were met during the third quarter of fiscal year 2023 when the definitive agreement was signed. Accordingly, the assets and liabilities of the disposal group are presented separately on the consolidated balance sheets for all periods presented. In addition, the planned disposition represents a strategic shift that will have a major impact on the Company's operations and financial results. As a result, the operating results of the Worldpay Merchant Solutions business have been reflected as discontinued operations for all periods presented and as such, have been excluded from continuing operations and segment results. The Company's cash flows are presented inclusive of discontinued operations on the consolidated statement of cash flows for all periods presented. Total cash flows from operating, investing and financing activities for discontinued operations are presented in Note 2.

The Worldpay Merchant Solutions business includes the former Merchant Solutions segment in addition to an insignificant non-strategic business previously included in the Corporate and Other segment, which have been recast as discontinued operations for all periods presented. Accordingly, the Company no longer reports the Merchant Solutions Segment; it now reports its financial performance based on the following segments: Banking Solutions, Capital Market Solutions and Corporate and Other. The Company regularly assesses its portfolio of assets and reclassified certain businesses from Capital Market Solutions to Banking Solutions and to the Corporate and Other segment in the quarter ended March 31, 2023, and recast all prior-period segment information presented. See Note 11 for more information regarding our segments and the related reclassification.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2)Discontinued Operations

Pending Sale of Worldpay Merchant Solutions Business

The following table represents a reconciliation of the major components of discontinued operations, net of tax, presented in the consolidated statements of earnings (loss) (in millions). The Company's presentation of discontinued operations excludes general corporate overhead costs which were historically allocated to the Worldpay Merchant Solutions business.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Major components of discontinued operations before income taxes:
Revenue	$1,201	$1,189	$3,636	$3,620
Cost of revenue	(193)	(613)	(1,462)	(1,978)
Selling, general, and administrative expenses	(520)	(498)	(1,486)	(1,470)
Asset impairments	(4)	—	(6,843)	(18)
Interest income (expense), net	4	2	15	3
Other, net	(30)	(60)	17	(5)
Earnings (loss) from discontinued operations related to major classes of pretax earning (loss)	458	20	(6,123)	152
Loss on assets held for sale	(1,549)	—	(1,549)	—
Earnings (loss) from discontinued operations	(1,091)	20	(7,672)	152
Provision (benefit) for income taxes	(382)	(11)	(327)	5
Earnings (loss) from discontinued operations, net of tax	$(709)	$31	$(7,345)	$147

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table represents the major classes of assets and liabilities of the disposal group classified as held for sale presented in the consolidated balance sheets as of September 30, 2023, and December 31, 2022 (in millions). Assets held for sale are reported at the lower of their carrying value or fair value less cost to sell and are not depreciated or amortized.

	September 30, 2023	December 31, 2022
Major classes of assets included in discontinued operations:
Cash and cash equivalents	$1,356	$1,732
Settlement assets	5,243	5,264
Trade receivables, net of allowance for credit losses of $60 and $44, respectively	1,753	1,864
Prepaid expenses and other current assets	150	130
Total current assets	8,502	8,990
Property and equipment, net	143	153
Goodwill	10,711	17,460
Intangible assets, net	5,854	6,488
Software, net	1,226	1,183
Other noncurrent assets	490	450
Total noncurrent assets	18,424	25,734
Less valuation allowance	(1,549)	—
Total assets of the disposal group classified as held for sale	$25,377	$34,724

Major classes of liabilities included in discontinued operations:
Accounts payable, accrued and other liabilities	$1,068	$1,171
Settlement payables	6,210	6,140
Other current liabilities	45	55
Total current liabilities	7,323	7,366
Deferred income taxes	586	861
Other noncurrent liabilities	458	510
Total noncurrent liabilities	1,044	1,371
Total liabilities of the disposal group classified as held for sale	$8,367	$8,737

The following table presents cash flows from operating and investing activities for discontinued operations (in millions).

	Nine months ended September 30,
	2023	2022
Cash provided by (used in) operating activities - discontinued operations	$1,509	$1,639
Cash provided by (used in) investing activities - discontinued operations (1)	$(260)	$(24)
Cash provided by (used in) financing activities - discontinued operations	$(188)	$(435)

(1)Our capital expenditures from discontinued operations for the nine month periods ended September 30, 2023 and 2022, were $260 million and $292 million, respectively. The nine month period ended September 30, 2022, includes $269 million net proceeds from the sale of Visa preferred stock.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Settlement Assets

The principal components of the Company's settlement assets of the disposal group are as follows (in millions):

	September 30, 2023	December 31, 2022
Settlement assets
Settlement deposits	$86	$55
Merchant float	2,259	2,625
Settlement receivables	2,898	2,584
Total Settlement assets	$5,243	$5,264

Held-for-sale Disposal Group Measurement

In accordance with ASC 360, a held-for-sale disposal group is measured at the lower of its carrying value or fair value less cost to sell. Measuring the disposal group is a two-step process requiring the carrying amount of the disposal group's assets outside the scope of ASC 360, such as goodwill, which is tested for impairment under ASC 350, to be first adjusted by applying other relevant guidance before adjusting the carrying value of the overall disposal group.

The Company evaluated the goodwill of the disposal group for impairment as of September 30, 2023, by performing a quantitative assessment that estimated the fair value of the disposal group using a market approach based on the price at which the Company agreed to sell a majority interest in the Worldpay Merchant Solutions business. As of September 30, 2023, the estimated fair value of the disposal group approximated its carrying value, inclusive of related deferred tax liabilities assigned to the reporting unit for purposes of the goodwill impairment assessment in accordance with ASC 350 but not classified as liabilities held for sale in accordance with ASC 360 because these deferred tax liabilities will not be transferred in the transaction. Based on the assessment, no goodwill impairment was recorded.

The carrying value of the overall disposal group was then assessed by comparing its value, inclusive of cumulative translation adjustment losses and exclusive of deferred tax liabilities not classified as part of the disposal group's assets held for sale, to the estimated fair value less estimated cost to sell. Based on this assessment, the carrying value of the disposal group was reduced by $1.5 billion, primarily as a result of the exclusion of certain deferred tax liabilities that will not be transferred in the transaction. The reduction was recorded as a valuation allowance against the Company's assets held for sale, and the allowance will continue to be updated as the disposal group continues to be remeasured at each subsequent reporting date until the sale has closed.

Asset Impairments

During the second quarter of 2023, the Company recorded a $6.8 billion goodwill impairment because the estimated fair value of the Worldpay Merchant Solutions reporting unit, now reported as assets held for sale, was less than its carrying value. To estimate the fair value of such reporting unit, we used a market approach based on the price, inclusive of estimated selling price adjustments and fair value of contingent consideration, at which the Company had subsequently agreed to sell a majority interest in the Worldpay Merchant Solutions business to GTCR, as discussed in Note 1.

Commitments and Contingencies of the Disposal Group

Chargeback Liability

Through services offered in the Worldpay Merchant Solutions disposal group, the Company is exposed to potential losses from merchant-related chargebacks. A chargeback occurs when a dispute between a cardholder and a merchant, including a claim for non-delivery of the product or service by the merchant, is not resolved in favor of the merchant and the transaction is charged back to the merchant resulting in a refund of the purchase price to the cardholder. If the Company is unable to collect this chargeback amount from the merchant due to closure, bankruptcy or other reasons, the Company bears the loss for the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

refund paid to the cardholder. The risk of chargebacks is typically greater for those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment.

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

For the three months ended September 30, 2023 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,509	$413	$34	$1,956
All others	247	264	22	533
Total	$1,756	$677	$56	$2,489

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,334	$349	$31	$1,714
Software maintenance	92	135	—	227
Other recurring	67	21	11	99
Total recurring	1,493	505	42	2,040

Software license	47	76	8	131
Professional services	126	96	2	224
Other non-recurring fees	90	—	4	94
Total	$1,756	$677	$56	$2,489

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended September 30, 2022 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,437	$389	$59	$1,885
All others	266	244	20	530
Total	$1,703	$633	$79	$2,415

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,251	$324	$62	$1,637
Software maintenance	89	123	—	212
Other recurring	55	15	9	79
Total recurring	1,395	462	71	1,928

Software license	69	66	—	135
Professional services	153	104	2	259
Other non-recurring fees	86	1	6	93
Total	$1,703	$633	$79	$2,415

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2023 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$4,405	$1,262	$92	$5,759
All others	739	749	64	1,552
Total	$5,144	$2,011	$156	$7,311

Type of Revenue:
Recurring revenue:
Transaction processing and services	$3,911	$1,035	$95	$5,041
Software maintenance	273	394	1	668
Other recurring	183	60	31	274
Total recurring	4,367	1,489	127	5,983

Software license	78	228	8	314
Professional services	436	293	7	736
Other non-recurring fees	263	1	14	278
Total	$5,144	$2,011	$156	$7,311

For the nine months ended September 30, 2022 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$4,293	$1,138	$177	$5,608
All others	746	754	86	1,586
Total	$5,039	$1,892	$263	$7,194

Type of Revenue:
Recurring revenue:
Transaction processing and services	$3,759	$945	$205	$4,909
Software maintenance	272	372	2	646
Other recurring	158	43	29	230
Total recurring	4,189	1,360	236	5,785

Software license	122	212	—	334
Professional services	451	316	6	773
Other non-recurring fees	277	4	21	302
Total	$5,039	$1,892	$263	$7,194

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Contract Balances

The Company recognized revenue of $114 million and $119 million during the three months and $612 million and $611 million during the nine months ended September 30, 2023 and 2022, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2023, approximately $22.5 billion of revenue is estimated to be recognized in the future primarily from the Banking Solutions and Capital Market Solutions segments' remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 30% of the Banking Solutions and Capital Market Solutions segments' remaining performance obligations over the next 12 months, approximately another 22% over the next 13 to 24 months, and the balance thereafter.

(5)       Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

The Company records restricted cash in captions other than Cash and cash equivalents in the consolidated balance sheets. The reconciliation between Cash and cash equivalents in the consolidated balance sheets and Cash, cash equivalents and restricted cash per the consolidated statements of cash flows is as follows (in millions):

	September 30, 2023	December 31, 2022
Cash and cash equivalents on the consolidated balance sheets	$466	$456
Merchant float from discontinued operations included in current assets held for sale	2,259	2,625
Cash from discontinued operations included in current assets held for sale	1,356	1,732
Total Cash and cash equivalents and restricted cash per the consolidated statements of cash flows	$4,081	$4,813

Settlement Assets

The principal components of the Company's settlement assets on the consolidated balance sheets are as follows (in millions):

	September 30, 2023	December 31, 2022
Settlement assets
Settlement deposits	$396	$439
Settlement receivables	209	153
Total Settlement assets	$605	$592

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Intangible Assets, Software and Property and Equipment

The following table provides details of Intangible assets, Software and Property and equipment as of September 30, 2023, and December 31, 2022 (in millions):

	September 30, 2023			December 31, 2022
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Intangible assets	$6,434	$4,487	$1,947	$6,474	$4,006	$2,468
Software	$4,308	$2,226	$2,082	$4,341	$2,286	$2,055
Property and equipment	$2,025	$1,343	$682	$1,973	$1,264	$709

As of September 30, 2023, Intangible assets, net of amortization, includes $1,840 million of customer relationships and $107 million of trademarks and other intangible assets. Amortization expense with respect to Intangible assets was $170 million and $182 million for the three months and $512 million and $547 million for the nine months ended September 30, 2023 and 2022, respectively.

Depreciation expense for property and equipment was $41 million and $41 million for the three months and $124 million and $142 million for the nine months ended September 30, 2023 and 2022, respectively.

Amortization expense with respect to software was $148 million and $161 million for the three months and $452 million and $491 million for the nine months ended September 30, 2023 and 2022, respectively. The Company recorded $5 million and $14 million, during the three months and $18 million and $66 million during the nine months ended September 30, 2023 and 2022, respectively, of incremental software amortization expense resulting from the Company's platform modernization. Platform modernization includes sunsetting certain technology platforms, which resulted in shortened estimated useful lives and accelerated amortization methods primarily impacting the associated assets over approximately three years, beginning in the third quarter of 2021.

For the three and nine months ended September 30, 2023, this item includes $7 million and $8 million, respectively, of impairment primarily related to the termination of certain internally developed software projects. For the three months ended September 30, 2022, this item includes $17 million of impairments related primarily to certain software rendered obsolete by the Company's Platform modernization initiatives. For the nine months ended September 30, 2022, the Company also recorded impairments of $43 million related primarily to real estate-related assets as a result of office space reductions and $26 million primarily related to a non-strategic business.

Goodwill

Changes in goodwill during the nine months ended September 30, 2023, are summarized below (in millions). Prior-period amounts have been reclassified to conform to the new reportable segment presentation as discussed in Note 11.

		Capital	Corporate
	Banking	Market	And
	Solutions	Solutions	Other	Total
Balance, December 31, 2022	$12,536	$4,260	$20	$16,816
Foreign currency adjustments	(4)	(1)	—	(5)
Balance, September 30, 2023	$12,532	$4,259	$20	$16,811

We assess goodwill for impairment on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. We evaluated if events and circumstances as of September 30, 2023, indicated potential impairment of our reporting units.

For our Banking and Capital Markets reporting units, we performed a qualitative assessment by examining factors most likely to affect our reporting units' fair values, including the impact of recent U.S. bank failures. The factors examined involve use of management judgment and included, among others, (1) forecast revenue, growth rates, operating margins, and capital expenditures used to calculate estimated future cash flows, (2) future economic and market conditions and (3) FIS' market

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

capitalization. Based on our interim impairment assessment as of September 30, 2023, we concluded that it remained more likely than not that the fair value continues to exceed the carrying amount for each of these reporting units; therefore, goodwill was not impaired. Given the substantial excess of fair value over carrying amounts, we believe the likelihood of obtaining materially different results based on a change of assumptions to be low.

Equity Security Investments

The Company holds various equity securities without readily determinable fair values that primarily represent strategic investments made by the Company as well as investments obtained through acquisitions. Such investments totaled $228 million and $312 million at September 30, 2023, and December 31, 2022, respectively, and are included within Other noncurrent assets on the consolidated balance sheets. The Company accounts for these investments at cost, less impairment, and adjusts the carrying values for observable price changes from orderly transactions for identical or similar investments of the same issuer. These adjustments are generally considered Level 2-type fair value measurements. The Company records realized and unrealized gains and losses on these investments as well as impairment losses as Other income (expense), net on the consolidated statements of earnings (loss) and recorded net gains (losses) of $(10) million and $0 million for the three months and $(44) million and $47 million for the nine months ended September 30, 2023 and 2022, respectively, related to these investments.

(6)       Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of September 30, 2023, and December 31, 2022, consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Contract costs on implementations in progress	$230	$240
Contract origination costs on completed implementations, net	547	516
Contract fulfillment costs on completed implementations, net	231	217
Total Deferred contract costs, net	$1,008	$973

Amortization of deferred contract costs on completed implementations was $77 million and $72 million during the three months and $236 million and $244 million during the nine months ended September 30, 2023 and 2022, respectively.

The Company recorded $1 million and $7 million during the three months and $5 million and $31 million during the nine months ended September 30, 2023 and 2022, respectively, of incremental amortization expense related to deferred contract costs resulting from the Company's platform modernization.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7)       Debt

Long-term debt as of September 30, 2023, and December 31, 2022, consisted of the following (in millions):

	September 30, 2023
		Weighted
		Average
	Interest	Interest		September 30,	December 31,
	Rates	Rate (1)	Maturities	2023	2022
Fixed Rate Notes
Senior USD Notes	0.6% - 5.6%	3.6%	2024 - 2052	$8,659	$9,409
Senior Euro Notes	0.6% - 3.0%	2.9%	2024 - 2039	4,759	6,154
Senior GBP Notes	2.3% - 3.4%	7.3%	2029 - 2031	1,129	1,119
Revolving Credit Facility (2)		6.6%	2026	155	280
Incremental Revolving Credit Facility (3)			2023	—	—
Other (4)				(641)	(626)
Total long-term debt, including current portion				14,061	16,336
Current portion of long-term debt				(1,320)	(2,130)
Long-term debt, excluding current portion				$12,741	$14,206

(1)The weighted average interest rate includes the impact of the fair value basis adjustments due to interest rate swaps and cross-currency interest rate swaps designated as fair value hedges and excludes the impact of cross-currency interest rate swaps designated as net investment hedges (see Note 8).
(2)Interest on the Revolving Credit Facility is generally payable at SOFR plus a margin up to 0.428% dependent on tenor, plus an applicable margin of up to 1.625% and an unused commitment fee of up to 0.225%, each based upon the Company's corporate credit ratings. The weighted average interest rate on the Revolving Credit Facility excludes fees.
(3)Interest on the Incremental Revolving Credit Facility is generally payable at a rate, at the option of the Company, equal to the Term SOFR Rate plus 0.10% plus a margin of up to 1.625% or equal to the Base Rate plus a margin of up to 0.625%, in either case plus an unused commitment fee of up to 0.225%.
(4)Other includes primarily the fair value basis adjustments due to interest rate swaps (see Note 8), unamortized debt issuance costs and unamortized non-cash bond discounts.

Short-term borrowings as of September 30, 2023, and December 31, 2022, consisted of the following (in millions):

	September 30, 2023
	Weighted
	Average
	Interest		September 30,	December 31,
	Rate	Maturities	2023	2022
Euro-commercial paper notes ("ECP Notes")	4.0%	Up to 183 days	$2,196	$2,054
U.S. commercial paper notes ("USCP Notes")	5.6%	Up to 397 days	2,399	1,701
Total Short-term borrowings			$4,595	$3,755

The Company is a party to interest rate swaps that, prior to de-designation as fair value hedges, converted a portion of its fixed-rate debt to variable-rate debt. These interest rate swaps were de-designated as fair value hedges of its fixed-rate debt during the quarter ended September 30, 2023.

The Company is also party to fixed-for-fixed cross-currency interest rate swaps under which it agrees to receive interest in foreign currency in exchange for paying interest in U.S. dollars. These are designated as fair value hedges.

The Company has also entered into cross-currency interest rate swaps under which it agrees to receive interest in U.S. dollars in exchange for paying interest in a foreign currency. These are designated as net investment hedges. Although these cross-currency interest rate swaps are entered into as net investment hedges of its investments in certain of its non-U.S. subsidiaries, and not for the purpose of hedging interest rates, the benefit or cost of such hedges is reflected in interest expense in the consolidated statement of earnings. As of September 30, 2023, the weighted average interest rate of the Company's outstanding debt was 4.3%, including the impact of fair value basis adjustments due to interest rate swaps and cross-currency interest rate swaps designated as fair value hedges but excluding the impact of cross-currency interest rate swaps designated as

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

net investment hedges. Including the impact of the net investment hedge cross-currency interest rate swaps on interest expense, the weighted average interest rate of the Company's outstanding debt was 3.5%.

See Note 8 for further discussion of the Company's interest rate swaps and cross-currency interest rate swaps and related hedge designations.

The following summarizes the aggregate maturities of our long-term debt, including other financing obligations for certain hardware and software, based on stated contractual maturities, excluding the fair value basis adjustments due to interest rate swaps (see Note 8) and net unamortized non-cash bond discounts of $(650) million as of September 30, 2023 (in millions):

Total
2023 remaining period	$10
2024	1,320
2025	1,435
2026	1,270
2027	1,977
Thereafter	8,785
Total principal payments	14,797
Debt issuance costs, net of accumulated amortization	(86)
Total long-term debt	$14,711

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

Revolving Credit Facilities

On February 28, 2023, FIS entered into an Incremental Revolving Credit Facility which provides credit commitments outstanding of $2.0 billion, with a scheduled maturity date of December 15, 2023. The proceeds of any borrowings under the Incremental Revolving Credit Facility will be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries, including the repayment of certain existing debt of the Company and its subsidiaries and to backstop the Company's commercial paper program. The Incremental Revolving Credit Facility contains customary covenants restricting, among other things, the incurrence of indebtedness, certain restricted payments and use of proceeds as well as to maintain certain financial ratios. FIS intends to amend the Incremental Revolving Credit Facility to extend the maturity date until the earlier of (i) June 15, 2024, and (ii) ten business days after the consummation of the pending Worldpay transaction.

As of September 30, 2023, the borrowing capacity under the Revolving Credit Facility and Incremental Revolving Credit Facility was $2,750 million (net of $4,595 million of capacity backstopping our commercial paper notes).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $1,845 million and $1,873 million lower than the carrying value, excluding the fair value basis adjustments due to interest rate swaps and unamortized discounts, as of September 30, 2023, and December 31, 2022, respectively.

(8)       Financial Instruments

Fair Value Hedges

The Company holds interest rate swaps with aggregate notional amounts of $1,854 million, £925 million and €500 million at each of September 30, 2023, and December 31, 2022. These swaps were previously designated as fair value hedges for accounting purposes, converting the interest rate exposure on certain of the Company's Senior USD Notes, Senior GBP Notes and Senior Euro Notes, as applicable, from fixed to variable. During the quarter ended September 30, 2023, the Company de-designated these swaps as fair value hedges. As a result of the de-designations, the fair value basis adjustments recorded as a decrease of the long-term debt through the dates of de-designation are amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-term debt. The fair value basis adjustments of the long-term debt totaled $635 million as of September 30, 2023, with $20 million amortized as Interest expense for the three months ending September 30, 2023 (see Note 7). At December 31, 2022, the fair value basis adjustments recorded as a decrease of the long-term debt totaled $578 million.

Concurrently with the de-designations described above, the Company entered into new offsetting variable-to-fixed interest rate swaps with aggregate notional amounts of $1,854 million, £925 million and €500 million. The terms of these new interest rate swaps were effectively matched against the terms of the existing fixed-to-variable interest rate swaps, which results in an offsetting impact of the go-forward changes in fair values of the new and existing interest rate swaps recorded as Other income (expense), net pursuant to accounting for economic hedges. The new and existing interest rate swap fair values totaled assets of $51 million and liabilities of $690 million at September 30, 2023. At December 31, 2022, the fair value of interest rate swaps totaled liabilities of $578 million.

During the quarter ended September 30, 2023, the Company entered into an aggregate notional amount of €3,375 million fixed-for-fixed cross-currency interest rate swaps to hedge its exposure to foreign currency risk associated with its Senior Euro Notes. During the quarter ended June 30, 2023, the Company entered into an aggregate notional amount of £925 million fixed-for-fixed cross-currency interest rate swaps to hedge its exposure to foreign currency risk associated with its Senior GBP Notes. These swaps are designated as fair value hedges for accounting purposes with a net liability fair value of $84 million at September 30, 2023. Changes in the swap fair values attributable to changes in spot foreign currency exchange rates are recorded in Other income (expense), net. For the three and nine months ended September 30, 2023, $(165) million and $(144) million, respectively, were recognized in Other income (expense), net offset by changes in spot foreign currency exchange rates on the Senior GBP Notes and Senior Euro Notes. Changes attributable to excluded components, such as changes in fair value due to forward foreign currency exchange rates and cross-currency basis spreads, are recorded in Accumulated other comprehensive earnings (loss). The Company records the impact of the excluded components in earnings through Interest expense using the amortization approach. For the three and nine months ended September 30, 2023, $11 million was recognized in Interest expense using the amortization approach.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Foreign currency-denominated debt designations	$42	$457	$(80)	$1,123
Cross-currency interest rate swap designations	112	526	(77)	994
Total	$154	$983	$(157)	$2,117

Foreign Currency-Denominated Debt Designations

The Company has designated certain foreign currency-denominated debt as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations. As of September 30, 2023, and December 31, 2022, an aggregate €1,894 million and €7,646 million, respectively, was designated as a net investment hedge of the Company's investment in Euro-denominated operations related to Senior Euro Notes with maturities ranging from 2024 to 2025 and ECP Notes. As of September 30, 2023, no GBP-denominated debt was designated as a net investment hedge. As of December 31, 2022, an aggregate £726 million was designated as a net investment hedge of the Company's Pound Sterling-denominated operations related to the Senior GBP Notes.

During the quarters ended September 30, 2023, and June 30, 2023, the Company de-designated certain Senior Euro Notes and Senior GBP Notes as net investment hedges due to the new fair value hedges noted above. During the quarter ended September 30, 2023, the Company also de-designated €1,500 million of ECP Notes as a net investment hedge and entered into foreign currency forward contracts with a corresponding €1,500 million aggregate notional amount to hedge its exposure to foreign currency risk associated with ECP Notes that are expected to be paid off with U.S. dollar proceeds received from the sale of a 55% equity interest in its Worldpay Merchant Solutions business during the first quarter of 2024 (see Note 1). The change in fair value of the foreign currency forward contracts is recorded as Other income (expense), net pursuant to accounting for economic hedges and offsets the impact of the change in spot foreign currency exchange rates on the de-designated ECP Notes, which is also recorded as Other income (expense), net. The foreign currency forward contract fair values totaled a net liability of $22 million at September 30, 2023.

Cross-Currency Interest Rate Swap Designations

The Company holds cross-currency interest rate swaps designated as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations.

As of September 30, 2023, and December 31, 2022, aggregate notional amounts of €6,143 million and €6,343 million, respectively, were designated as net investment hedges of the Company's investment in Euro-denominated operations, and aggregate notional amounts of £2,380 million and £2,580 million, respectively, were designated as net investment hedges of the Company's Pound Sterling-denominated operations. The cross-currency interest rate swap fair values totaled assets of $240 million and $336 million and liabilities of $(56) million and $(72) million at September 30, 2023, and December 31, 2022, respectively.

During the nine months ended September 30, 2023 and 2022, the Company (paid) received net proceeds of approximately $(20) million and $684 million, respectively, for the fair values of the cross-currency interest rate swaps as of the settlement dates. The proceeds were recorded within investing activities on the consolidated statements of cash flows. Following the settlement of the existing cross-currency interest rate swaps during 2022, the Company entered into new cross-currency interest rate swaps at current market terms with similar notional amounts and maturity dates as the settled cross-currency interest rate swaps (see Note 7).

(9)    Commitments and Contingencies

Securities and Shareholder Matters

On March 6, 2023, a putative class action was filed in the United States District Court for the Middle District of Florida by a shareholder of the Company. The action was consolidated with another action and the consolidated case is now captioned In re Fidelity National Information Services, Inc. Securities Litigation. A lead plaintiff has been appointed, and a consolidated amended complaint was filed on August 2, 2023. The consolidated amended complaint names the Company and certain of its

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

current and former officers as defendants and seeks damages for alleged violations of federal securities laws in connection with our disclosures relating to our Merchant Solutions segment, including with respect to Worldpay's valuation, integration, and synergies. Defendants filed a motion to dismiss the consolidated amended complaint with prejudice on September 22, 2023. We intend to vigorously defend this case, but no assurance can be given as to the ultimate outcome.

On April 27, 2023, a shareholder derivative action captioned Portia McCollum, derivatively on behalf of Fidelity National Information Services, Inc. v. Gary Norcross et al., was filed in the same court by a stockholder of the Company. Plaintiff dismissed the suit without prejudice and sent a demand pursuant to Georgia Code § 14-2-742. Another stockholder, City of Hialeah Employees' Retirement System, sent a similar demand. The demands claim that FIS officers and directors violated federal securities laws and breached fiduciary duties, including with respect to Worldpay's valuation, integration, and synergies, and they demand that the Board investigate and commence legal proceedings against officers and directors in connection with the purported wrongdoing. On August 25, 2023, the Board established a Demand Review Committee to consider the demands and make recommendations to the Board with respect to the demands, and the Demand Review Committee has hired independent counsel. The Board has made no final decision with respect to the demands and has not rejected the demands.

On October 18, 2023, a shareholder derivative action captioned City of Hialeah Employees' Retirement System v. Stephanie L. Ferris et al. was filed in the same court by one of the stockholders that previously had sent a demand. The complaint, which names certain of the Company's current and former officers and directors as defendants, seeks to assert claims on behalf of the Company for violations of federal securities laws, breach of fiduciary duty, unjust enrichment, and contribution and indemnification, including with respect to Worldpay's valuation, integration, and synergies. The Board has instructed the Company to move to stay or dismiss the action without prejudice pending the completion of the Board's consideration of the demands.

Brazilian Tax Authorities Claims

In 2004, Proservvi Empreendimentos e Servicos, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. ("Servicos"), a subsidiary of Fidelity National Participacoes Ltda., our former item processing and remittance services operation in Brazil, acquired certain assets and employees and leased certain facilities from the Transpev Group ("Transpev") in Brazil. Transpev's remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and, beginning in 2012, brought claims against Prosegur and Servicos on the grounds that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities filed 18 claims against Servicos, of which 16 are still active, asserting potential tax liabilities of approximately $13 million. There are potentially 20 additional claims against Transpev/Prosegur for which Servicos is named as a co-defendant or may be named but for which Servicos has not yet been served. These additional claims amount to approximately $32 million, making the total potential exposure for all 36 claims approximately $45 million. We do not believe a liability for these 36 total claims is probable and, therefore, have not recorded a liability for any of these claims.

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

(10)     Net Earnings (Loss) per Share

The basic weighted average shares and common stock equivalents for the three and nine months ended September 30, 2023 and 2022, were computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes net earnings and net earnings per share attributable to FIS common stockholders for the three and nine months ended September 30, 2023 and 2022 (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net earnings (loss) from continuing operations attributable to FIS common stockholders	$260	$218	$440	$499
Net earnings (loss) from discontinued operations attributable to FIS common stockholders	(709)	31	(7,345)	147
Net earnings (loss) attributable to FIS common stockholders	$(449)	$249	$(6,905)	$646
Weighted average shares outstanding-basic	592	605	592	608
Plus: Common stock equivalent shares	—	2	—	3
Weighted average shares outstanding-diluted	592	607	592	611
Net earnings (loss) per share-basic from continuing operations attributable to FIS common stockholders	$0.44	$0.36	$0.74	$0.82
Net earnings (loss) per share-basic from discontinued operations attributable to FIS common stockholders	(1.20)	0.05	(12.41)	0.24
Net earnings (loss) per share-basic attributable to FIS common stockholders	$(0.76)	$0.41	$(11.66)	$1.06
Net earnings (loss) per share-diluted from continuing operations attributable to FIS common stockholders	$0.44	$0.36	$0.74	$0.82
Net earnings (loss) per share-diluted from discontinued operations attributable to FIS common stockholders	(1.20)	0.05	(12.41)	0.24
Net earnings (loss) per share-diluted attributable to FIS common stockholders	$(0.76)	$0.41	$(11.66)	$1.06

The diluted net loss per share for the three and nine months ended September 30, 2023, did not include the effect of common stock equivalent shares of 2 million and 2 million, respectively, because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2023, options to purchase approximately 8 million shares of our common stock were not included in the computation of diluted earnings per share because they were anti-dilutive. For the three and nine months ended September 30, 2022, options to purchase approximately 5 million and 4 million shares, respectively, of our common stock were not included in the computation of diluted earnings per share because they were anti-dilutive.

In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The new repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Approximately 64 million shares remained available for repurchase as of September 30, 2023.

(11)     Segment Information

As described in Note 1, effective as of the third quarter of 2023, the Company no longer reports the Merchant Solutions segment; it now reports its financial performance based on the following segments: Banking Solutions, Capital Market Solutions and Corporate and Other. Below is a summary of each segment.

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

Capital Market Solutions ("Capital Markets")

The Capital Markets segment is focused on serving global financial services clients with a broad array of buy- and sell-side solutions. Clients in this segment include asset managers, buy- and sell-side securities brokerage and trading firms, insurers, private equity firms, and other commercial organizations. Our buy- and sell-side solutions include a variety of mission-critical applications for recordkeeping, data and analytics, trading, financing and risk management. Capital Markets clients purchase our solutions in various ways including licensing and managing technology "in-house," using consulting and third-party service providers, as well as procuring fully outsourced end-to-end solutions. Our long-established relationships with many of these financial and commercial institutions generate significant recurring revenue. We have made, and continue to make, investments in modern platforms, advanced technologies, open APIs, machine learning and artificial intelligence, and regulatory technology to support our Capital Markets clients.

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

In the Corporate and Other segment, the Company recorded acquisition, integration and other costs comprised of the following (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Acquisition and integration	$12	$14	$21	$33
Enterprise transformation, including Future Forward and platform modernization	79	55	223	191
Severance and other termination expenses, including those associated with enterprise cost control initiatives and changes in senior management	6	16	48	52
Pending separation of the Worldpay Merchant Solutions business	5	—	7	—
Stock-based compensation, primarily from certain performance-based awards	9	25	13	79
Other, including divestiture-related expenses and enterprise cost control and other initiatives	2	13	14	72
Total acquisition, integration and other costs	$113	$123	$326	$427
Amounts in table may not sum due to rounding.

Other costs in Corporate and Other also include incremental amortization expense associated with shortened estimated useful lives and accelerated amortization methods for certain software and deferred contract cost assets resulting from the Company's platform modernization, as described in Notes 5 and 6, impairment charges described in Note 5 and costs that were previously incurred in support of the Worldpay Merchant Solutions business but are not directly attributable to it and thus were not recorded in discontinued operations.

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

For the three months ended September 30, 2023 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$1,756	$677	$56	$2,489
Operating expenses	(1,122)	(432)	(460)	(2,014)
Depreciation and amortization (including purchase accounting amortization)	149	87	199	435
Acquisition, integration and other costs	—	—	113	113
Asset impairments	—	—	7	7
Indirect Worldpay business support costs	—	—	40	40
Adjusted EBITDA	$783	$332	$(45)	$1,070

Adjusted EBITDA				$1,070
Depreciation and amortization				(262)
Purchase accounting amortization				(173)
Acquisition, integration and other costs				(113)
Asset impairments				(7)
Indirect Worldpay business support costs				(40)
Interest expense, net				(162)
Other income (expense), net				22
(Provision) benefit for income taxes				(74)
Net earnings (loss) from discontinued operations, net of tax				(708)
Net earnings attributable to noncontrolling interest				(2)
Net earnings (loss) attributable to FIS common stockholders				$(449)
Capital expenditures (1)	$104	$63	$48	$215
(1) Capital expenditures include $18 million in other financing obligations for certain hardware.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended September 30, 2022 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$1,703	$633	$79	$2,415
Operating expenses	(1,113)	(397)	(521)	(2,031)
Depreciation and amortization (including purchase accounting amortization)	148	79	228	455
Acquisition, integration and other costs	—	—	123	123
Asset impairments	—	—	17	17
Indirect Worldpay business support costs	—	—	43	43
Adjusted EBITDA	$738	$315	$(31)	$1,022

Adjusted EBITDA				$1,022
Depreciation and amortization				(262)
Purchase accounting amortization				(193)
Acquisition, integration and other costs				(123)
Asset impairments				(17)
Indirect Worldpay business support costs				(43)
Interest expense, net				(78)
Other income (expense), net				18
(Provision) benefit for income taxes				(102)
Net earnings (loss) from discontinued operations, net of tax				32
Net earnings attributable to noncontrolling interest				(5)
Net earnings attributable to FIS common stockholders				$249
Capital expenditures	$111	$60	$62	$233

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2023 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$5,144	$2,011	$156	$7,311
Operating expenses	(3,419)	(1,291)	(1,465)	(6,175)
Depreciation and amortization (including purchase accounting amortization)	458	268	596	1,322
Acquisition, integration and other costs	—	—	326	326
Asset impairments	—	—	8	8
Indirect Worldpay business support costs	—	—	123	123
Adjusted EBITDA	$2,183	$988	$(256)	$2,915

Adjusted EBITDA				$2,915
Depreciation and amortization				(798)
Purchase accounting amortization				(524)
Acquisition, integration and other costs				(326)
Asset impairments				(8)
Indirect Worldpay business support costs				(123)
Interest expense				(464)
Other income (expense), net				(91)
(Provision) benefit for income taxes				(139)
Net earnings (loss) from discontinued operations, net of tax				(7,342)
Net earnings attributable to noncontrolling interest				(5)
Net earnings (loss) attributable to FIS common stockholders				$(6,905)
Capital expenditures (1)	$290	$186	$108	$584

(1) Capital expenditures include $38 million in other financing obligations for certain hardware.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2022 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$5,039	$1,892	$263	$7,194
Operating expenses	(3,298)	(1,215)	(1,842)	(6,355)
Depreciation and amortization (including purchase accounting amortization)	451	249	726	1,426
Acquisition, integration and other costs	—	—	427	427
Asset impairments	—	—	86	86
Indirect Worldpay business support costs	—	—	137	137
Adjusted EBITDA	$2,192	$926	$(203)	$2,915

Adjusted EBITDA				$2,915
Depreciation and amortization				(837)
Purchase accounting amortization				(589)
Acquisition, integration and other costs				(427)
Asset impairments				(86)
Indirect Worldpay business support costs				(137)
Interest expense, net				(169)
Other income (expense), net				53
(Provision) benefit for income taxes				(218)
Net earnings (loss) from discontinued operations, net of tax				150
Net earnings attributable to noncontrolling interest				(9)
Net earnings attributable to FIS common stockholders				$646
Capital expenditures	$389	$201	$201	$791

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless stated otherwise or the context otherwise requires, all references to "FIS," "we," "our," "us," the "Company" or the "registrant" are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries.

The following discussion should be read in conjunction with Item 1. Condensed Consolidated Financial Statements (Unaudited) and the Notes thereto included elsewhere in this report. The statements contained in this Form 10-Q or in our other documents or in oral presentations or other management statements that are not purely historical are forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about anticipated financial outcomes, including any earnings outlook or projections, projected revenue or expense synergies or dis-synergies, business and market conditions, outlook, foreign currency exchange rates, deleveraging plans, expected dividends and share repurchases of the Company, the Company's sales pipeline and anticipated profitability and growth, plans, strategies and objectives for future operations, strategic value creation, risk profile and investment strategies, any statements regarding future economic conditions or performance and any statements with respect to the previously announced pending sale of a 55% equity stake in the Worldpay Merchant Solutions business ("pending Worldpay transaction"), the expected financial and operational results of the Company, and expectations regarding the Company's business or organization after the pending Worldpay transaction, as well as other statements about our expectations, beliefs, intentions, or strategies regarding the future, or other characterizations of future events or circumstances, are forward-looking statements. These statements may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results or outlook, statements of outlook and various accruals and estimates. These statements relate to future events and our future results and involve a number of risks and uncertainties. Forward-looking statements are based on management's beliefs as well as assumptions made by, and information currently available to, management.

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
•the impact of the pending Worldpay transaction on our businesses and the risk that the pending Worldpay transaction may be more difficult, time-consuming or costly than expected, including the impact on our resources, systems, procedures and controls, diversion of management's attention and the impact on relationships with customers, governmental authorities, suppliers, employees and other business counterparties;
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

We have grown both organically and through acquisitions. Organic growth has been driven by a number of factors, including growth of our customers' businesses, our internal development of new solutions that enhance our client offerings, and our sales and marketing efforts to expand our customer base and addressable markets. Acquisitions have contributed additional solutions that complement or enhance our offerings, diversify our client base, expand our geographic coverage, and provide entry into new and attractive adjacent markets that align with our strategic objectives. We continue to strategically allocate resources to both organic and inorganic growth initiatives to enhance the long-term value of our business.

On July 5, 2023, FIS signed a definitive agreement to sell a 55% equity interest in its Worldpay Merchant Solutions business to private equity funds managed by GTCR. The assets and liabilities of the disposal group are presented separately on the consolidated balance sheets, and the operating results have been reflected as discontinued operations, for all periods presented. As such, the related results have been excluded from continuing operations and segment results. Cash flows from operating and investing activities for discontinued operations are presented in Note 2 to our consolidated financial statements included herein. See Notes 1 and 2 for further information regarding the Worldpay Merchant Solutions disposal group and its discontinued operations.

The Worldpay Merchant Solutions business includes the former Merchant Solutions segment in addition to an insignificant non-strategic business previously included in the Corporate and Other segment, which have been recast as discontinued operations for all periods presented. Accordingly, the Company no longer reports the Merchant Solutions segment; it now reports its financial performance based on the following segments: Banking Solutions ("Banking"), Capital Market Solutions ("Capital Markets") and Corporate and Other. The Company regularly assesses its portfolio of assets and reclassified certain businesses from Capital Market Solutions to Banking Solutions and to the Corporate and Other Segment in the quarter ended March 31, 2023, and recast all prior-period segment information presented. A description of our segments is included in Note 11 to the consolidated financial statements. Revenue by segment and the Adjusted EBITDA of our segments are discussed below in Segment Results of Operations.

Business Trends and Conditions

Our revenue is primarily derived from a combination of technology and processing solutions, transaction fees, professional services and software license fees. While we are a global company and do business around the world, the majority of our revenue is generated by clients in the U.S. The majority of our international revenue is generated by clients in the U.K., Germany, Canada, Brazil, Australia and Switzerland. In addition, the majority of our revenue has historically been recurring and has been provided under multi-year Banking and Capital Markets contracts that contribute relative stability to our revenue stream. These solutions, in general, are considered critical to our clients' operations. Professional services revenue is typically non-recurring, though recognition often occurs over time rather than at a point in time. Sales of software licenses are typically non-recurring with point-in-time recognition and are less predictable.

The U.S. and Europe, the two largest geographic areas for our businesses, are experiencing slower economic growth than in recent years. Lengthening sales cycles observed in 2022, particularly across large transactions with a total contract value in excess of $50 million, persisted during the first nine months of 2023, particularly in Banking. We also experienced, and continue to experience, higher rates of inflation in these markets, including increasing wage and benefits rates, which management believes is in part due to inflation and in part due to competitive job markets for the skilled employees who support our businesses, as well as increasing non-labor-related costs. Given the nature of our varied businesses, the magnitude of future effects of slower economic growth, including lengthy sales cycles and inflation, are difficult to predict, although they have had and are expected to continue to have an adverse effect on our results of operations. In 2022, the strengthening of the U.S. dollar had a negative impact on our revenue and earnings. During the first half of 2023, a weakening U.S. dollar generated a positive impact on our revenue and earnings. That trend reversed in the third quarter, as the British Pound and Euro in particular weakened against the U.S. dollar. Given the volatility of exchange rates and the mix of currencies involved in both revenues and expenses, the direction and magnitude of future effects of currency fluctuations are uncertain. Rising interest rates have had, and may continue to have, a negative impact on our interest expense.

Slowing growth trends affecting our discontinued operations observed over the second half of 2022, reflecting both slower economic growth, particularly in the U.K., and competitive pressures, continued during the first nine months of 2023, and we anticipate them to continue in the short term. In 2022, we recorded a goodwill impairment charge of $17.6 billion related to the held-for-sale reporting unit, reflecting our intermediate-term growth expectations. In the second quarter of 2023, we recorded an additional $6.8 billion goodwill impairment, reflective of the price at which we agreed to sell a majority interest in the Worldpay Merchant Solutions business as discussed further below. See "Goodwill Impairment" in our Critical Accounting Policies and Note 7 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as well as Critical Accounting Policies and Note 2 to the consolidated financial statements in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2023, for further details on the goodwill impairments. As discussed in Note 2 of this Quarterly Report on Form 10-Q, there was no goodwill impairment recorded during the period ended September 30, 2023. Also as discussed in Note 2, the Company recorded a $1.5 billion valuation allowance against the assets held for sale in the disposal group, primarily as a result of the exclusion of certain deferred tax liabilities that will not be transferred to GTCR in the transaction. The valuation allowance will continue to be updated as the disposal group continues to be remeasured at each subsequent reporting date until the sale has closed, at which point the assets held for sale, net of the valuation allowance, and the liabilities held for sale will be derecognized and any additional gain or loss on sale will be recorded.

As a result of the factors noted above, for the Company as a whole, we expect 2023 revenue growth will be slower than 2022 and that net earnings will decline. Over the longer term, we expect improvements in revenue growth and margins in response to improving economic conditions and planned management actions, including our Future Forward program discussed below.

The pending sale of the Worldpay Merchant Solutions business to private equity funds managed by GTCR valued the business at up to $18.5 billion, including potential consideration of $1.0 billion contingent on the returns realized by GTCR exceeding certain thresholds. We now estimate our net proceeds at closing from the sale to be approximately $12.0 billion, consisting of approximately (i) $8.7 billion of proceeds from a pre-closing distribution from the Worldpay business (funded by new debt) and (ii) $4.9 billion from the sale of 55% of our ownership interest, net of estimated selling price adjustments, debt restructuring fees, taxes and transaction costs, the amounts of which may change prior to closing. The net proceeds are subject to adjustments for closing levels of the Worldpay Merchant Solutions business' debt, working capital relative to an agreed target and available cash for operations relative to an agreed minimum of not less than $1.5 billion. We will retain a non-controlling 45% ownership interest in a new standalone joint venture. We intend to use proceeds from the sale to pay down debt and return additional capital to shareholders through our existing share repurchase authorization, as well as for general corporate purposes, while maintaining an investment grade credit rating. In connection with the sale, FIS and Worldpay will enter into commercial agreements, preserving a key value proposition for clients of both businesses and minimizing potential dis-synergies. The transaction is expected to close in the first quarter of 2024, subject to regulatory approvals and other customary closing conditions. Following the closing of this transaction, FIS' ownership interest in Worldpay will be reported as equity method investment income (loss).

In November 2022, we launched an enterprise-wide efficiency program, Future Forward, with a focus on streamlining operations, accelerating time to market of new solutions and improving profitability and cash flow. As of September 30, 2023, on a continuing operations basis, we achieved annualized run-rate Future Forward cash savings of over $220 million exiting the quarter, including over $150 million of operational expense savings and approximately $70 million of capital expense savings. We continue to expect post-separation cash savings exiting 2024 of $1.0 billion, of which over two-thirds represents annualized run-rate savings.

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

Recent U.S. bank failures could negatively impact our results to the extent more of our customers become illiquid; however, our current exposure to recent failures is limited, and we may be a long-term beneficiary of the recent disruption. As a leading provider of financial technology services to the top 100 U.S. banks by asset size as well as other global financial institutions, FIS boasts a highly diversified customer base, with no single customer accounting for more than approximately 1% of 2022 total Company revenue. With respect to U.S. financial institution customers that closed during the first nine months of 2023, FIS continues to provide services for these banks and is paid during their transition, and our revenue exposure from potential contract terminations related to these banks is not material. Further, FIS' core banking customer contracts are generally structured with fees that increase based on the number of active accounts or transactions rather than the amount of deposits. Thus, to the extent account volume increases, we are positioned to benefit from this growth as a leading core banking services provider to large financial institutions.

We continue to see demand in the payments market for innovative solutions that will deliver faster, more convenient payment options in mobile channels, internet applications, in-store cards, and digital currencies. The payment processing industry is adopting new technologies, developing new solutions, evolving new business models, and being affected by new market entrants and by an evolving regulatory environment. As financial institutions respond to these changes by seeking solutions to help them enhance their own offerings to consumers, including the ability to accept card-not-present payments in eCommerce and mobile environments as well as contactless cards and mobile wallets at the point of sale, FIS believes that payment processors will seek to develop additional capabilities in order to serve clients' evolving needs. To facilitate this expansion, we believe that payment processors will need to enhance their technology platforms so they can deliver these capabilities and differentiate their offerings from other providers.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except with respect to our goodwill impairment assessment. As discussed in Note 2, the Company performed a quantitative goodwill impairment assessment of the Worldpay Merchant Solutions reporting unit, now reported as assets held for sale, as of June 30, 2023, and as of September 30, 2023. To estimate the fair value of the reporting unit, we used a market approach based on the price at which the Company has agreed to sell a majority interest in the Worldpay Merchant Solutions business. The estimated fair value included estimated selling price adjustments and fair value of contingent consideration based on the terms and conditions of the definitive agreement related to the sale. A 10% increase or decrease in the estimated net purchase price adjustments and fair value of contingent consideration would not have a material impact to the impairment charge.

Consolidated Results of Operations - Comparisons of three- and nine month periods ended September 30, 2023 and 2022

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(In millions)				(In millions)
Revenue	$2,489	$2,415	$74	3%	$7,311	$7,194	$117	2%
Cost of revenue	(1,523)	(1,534)	11	(1)	(4,610)	(4,646)	36	(1)
Gross profit	966	881	85	10	2,701	2,548	153	6
Gross profit margin	39%	36%			37%	35%
Selling, general and administrative expenses	(484)	(480)	(4)	1	(1,557)	(1,623)	66	(4)
Asset impairments	(7)	(17)	10	NM	(8)	(86)	78	NM
Operating income	$475	$384	91	24	$1,136	$839	297	35
Operating margin	19%	16%			16%	12%
NM = Not meaningful

Revenue

Revenue for the three months ended September 30, 2023, increased primarily due to strong recurring revenue growth in the Banking and Capital Markets segments. The recurring revenue growth in the Banking segment was aided by revenue growth from servicing federally funded pandemic relief programs.

Revenue for the nine months ended September 30, 2023, increased primarily due to strong recurring revenue growth in the Banking and Capital Markets segments. The recurring revenue growth in the Banking segment was aided by revenue growth from servicing federally funded pandemic relief programs. See "Segment Results of Operations" below for more detailed explanation.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue for the three and nine months ended September 30, 2023, decreased due to lower intangible asset amortization resulting primarily from using accelerated amortization methods which apply a declining rate over time, contributing to higher gross profit and gross profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2023, were materially unchanged between the two periods. Selling, general and administrative expenses for the nine months ended September 30, 2023, decreased primarily due to lower acquisition, integration and other costs partially offset by inflation, which increased corporate expenses as compared to the prior year period.

Asset Impairments

The three and nine months ended September 30, 2023, included impairments primarily related to the termination of certain internally developed software projects. For the three months ended September 30, 2022, the Company recorded impairments related primarily to certain software rendered obsolete by the Company's Platform modernization initiatives. For the nine months ended September 30, 2022, the Company also recorded impairments related primarily to real estate-related assets as a result of office space reductions and to a non-strategic business.

Operating Income and Operating Margin

The change in operating income and operating margin for the three and nine months ended September 30, 2023, resulted from the revenue and cost variances noted above.

Total Other Income (Expense), Net

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2023	2022	Change	Change	2023	2022	Change	Change
Other income (expense):	(In millions)				(In millions)
Interest expense, net	$(162)	$(78)	$(84)	NM	$(464)	$(169)	$(295)	NM
Other income (expense), net	22	18	4	NM	(91)	53	(144)	NM
Total other income (expense), net	$(140)	$(60)	(80)	NM	$(555)	$(116)	(439)	NM
NM = Not meaningful

The increase in interest expense, net during the three and nine months ended September 30, 2023, was primarily due to higher interest rates on our debt throughout the three and nine months ended September 30, 2023, offset in part by increased interest income.

Other income (expense), net also includes other income and expense items outside of the Company's operating activities, including fair value adjustments on certain non-operating assets and liabilities and foreign currency transaction remeasurement gains and losses. Other income (expense), net includes net gains (losses) on equity security investments without readily determinable fair values of $(10) million and $0 million for the three months and $(44) million and $47 million for the nine months ended September 30, 2023 and 2022, respectively. Net gains (losses) on equity securities investments includes $32 million of impairment for the nine months ended September 30, 2023, on an equity security investment which the Company agreed to sell for less than its carrying value. See Note 5 to the consolidated financial statements.

Provision (Benefit) for Income Taxes

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(In millions)				(In millions)
Provision (benefit) for income taxes	$74	$102	$(28)	NM	$139	$218	$(79)	NM
Effective tax rate	22%	31%			24%	30%

NM = Not meaningful

The decrease in the effective tax rate for the three and nine months ended September 30, 2023, was primarily driven by a more favorable foreign tax rate differential.

Discontinued Operations

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(In millions)				(In millions)
Revenue	$1,201	$1,189	$12	1%	$3,636	$3,620	$16	—%
Earnings (loss) from discontinued operations related to major classes of pretax earning (loss)	$458	$20	438	NM	$(6,123)	$152	(6,275)	NM
Pretax gain (loss) on the disposal of discontinued operations	$(1,549)	$—	(1,549)	NM	$(1,549)	$—	(1,549)	NM
Earnings (loss) from discontinued operations, net of tax	$(709)	$31	(740)	NM	$(7,345)	$147	(7,492)	NM

Revenue from discontinued operations for the three and nine months ended September 30, 2023, was essentially unchanged from the prior year.

For the three months ended September 30, 2023, the earnings from discontinued operations related to major classes of pretax earning (loss) increased primarily as a result of stopping amortization of long-lived assets held for sale beginning on July 5, 2023.

For the three months ended September 30, 2023, earnings (loss) from discontinued operations, net of tax decreased due to a $1.5 billion valuation allowance recorded to reduce the Worldpay Merchant Solutions disposal group's carrying value down to fair value less cost to sell, primarily as a result of the exclusion from the disposal group's carrying value of certain deferred tax liabilities that will continue to be held by FIS after the disposal, which caused the carrying value to exceed the estimated fair value of the disposal group.

For the nine months ended September 30, 2023, earnings (loss) from discontinued operations, net of tax decreased primarily due to the goodwill impairment recorded in the second quarter of 2023 and the valuation allowance recorded in the third quarter of 2023, as discussed above.

Segment Results of Operations - Comparisons of three- and nine- month periods ended September 30, 2023 and 2022

As of September 30, 2023, FIS reports its financial performance based on the following segments: Banking Solutions, Capital Market Solutions, and Corporate and Other.

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

Banking Solutions

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(In millions)				(In millions)
Revenue	$1,756	$1,703	$53	3%	$5,144	$5,039	$105	2%
Adjusted EBITDA	$783	$738	45	6	$2,183	$2,192	$(9)	—
Adjusted EBITDA margin	44.6%	43.4%			42.4%	43.5%
Adjusted EBITDA margin basis points change	120				(110)

Three months ended September 30:

Revenue in our Banking segment increased 3% year over year for the three months ended September 30, 2023. Recurring revenue contributed 6% to total segment growth, including 3% of total segment growth associated with revenue from servicing federally funded pandemic relief programs. Non-recurring revenue contributed (3%) to growth due to a reduction in license and professional services revenue versus the prior year.

Adjusted EBITDA and adjusted EBITDA margin increased year over year primarily due to Future Forward costs savings.

Nine months ended September 30:

Revenue in our Banking segment increased 2% year over year for the nine months ended September 30, 2023. Recurring revenue contributed 4% to growth, as payments volumes increased year over year, including in our commercial services and value-added processing businesses and volumes associated with revenue from servicing federally funded pandemic relief programs. Non-recurring revenue contributed (2%) to growth due to a reduction in license revenue and termination fees versus the prior year.

Adjusted EBITDA and adjusted EBITDA margin declined year over year due to revenue mix, partially offset by Future Forward cost savings.

Capital Market Solutions

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(In millions)				(In millions)
Revenue	$677	$633	$44	7%	$2,011	$1,892	$119	6%
Adjusted EBITDA	$332	$315	17	5	$988	$926	62	7
Adjusted EBITDA margin	49.0%	49.8%			49.1%	49.0%
Adjusted EBITDA margin basis points change	(80)				10

Three months ended September 30:

Revenue in our Capital Markets segment increased 7% year over year for the three months ended September 30, 2023. Recurring revenue contributed 6% to growth due to strong new sales momentum and continued movement to a SaaS-based recurring revenue model. Total revenue was impacted by favorable foreign currency movements, which contributed 1% to growth, due to a weaker U.S. Dollar versus the British Pound Sterling as compared to the prior year period.

Adjusted EBITDA increased year over year due to the revenue impacts noted above. Adjusted EBITDA margin declined due to the timing of operating expenses.

Nine months ended September 30:

Revenue in our Capital Markets segment increased 6% year over year for the nine months ended September 30, 2023. Recurring revenue contributed 7% to growth due to strong new sales momentum and continued movement to a SaaS-based recurring revenue model. Total revenue was impacted by unfavorable foreign currency movements, which contributed (1%) to growth, due to a stronger U.S. Dollar versus the British Pound Sterling as compared to the prior-year period.

Adjusted EBITDA and adjusted EBITDA margin increased year over year due to strong contribution margins from revenue growth.

Corporate and Other

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2023	2022	Change	Change	2023	2022	Change	Change
	(In millions)				(In millions)
Revenue	$56	$79	$(23)	(29)%	$156	$263	$(107)	(41)%
Adjusted EBITDA	$(45)	$(31)	(14)	45	$(256)	$(203)	(53)	26

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from certain non-strategic businesses.

Three months ended September 30:

Revenue in our Corporate and Other segment decreased 29% year over year for the three months ended September 30, 2023, due to the divestiture of a non-strategic business in 2022.

Adjusted EBITDA decreased due to lower revenue and inflation, which increased corporate expenses as compared to the prior year period.

Nine months ended September 30:

Revenue in our Corporate and Other segment decreased 41% year over year for the nine months ended September 30, 2023, due to the divestiture of non-strategic businesses in 2022.

Adjusted EBITDA decreased due to lower revenue and inflation, which increased corporate expenses as compared to the prior year period.

Liquidity and Capital Resources

Cash Requirements

Our ongoing cash requirements include operating expenses, income taxes, tax receivable obligations, mandatory debt service payments, capital expenditures, share repurchases, stockholder dividends, regulatory requirements, working capital and timing differences in settlement-related assets and liabilities and may include discretionary debt repayments and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Credit Facility, the U.S. commercial paper program and the Euro-commercial paper program discussed in Note 7 to the consolidated financial statements.

As of September 30, 2023, the Company had $3,216 million of available liquidity, including $466 million of cash and cash equivalents, exclusive of discontinued operations, and $2,750 million of capacity available under its Revolving Credit Facility and Incremental Credit Facility. Approximately $54 million of cash and cash equivalents is held by our foreign entities, including amounts related to regulatory requirements. The majority of our domestic cash and cash equivalents relates to settlement payables and net deposits-in-transit, which are typically settled within a few business days. Debt outstanding totaled $18.7 billion, with an effective weighted average interest rate of 3.5%. As of September 30, 2023, our assets held for sale included $1,356 million of cash and cash equivalents which the Company will not be able to freely access following the separation of the Worldpay Merchant Solutions business. Such amount of Cash and cash equivalents in assets held for sale is inclusive of $1,041 million in cash and cash equivalents held by foreign entities, including amounts related to regulatory requirements.

Although we continue to evaluate the optimal capital structure for our business following the completion of the pending sale of a majority interest in the Worldpay Merchant Solutions business, we intend to maintain investment grade debt ratings for FIS. The pending Worldpay transaction will also result in significant one-time costs, a portion of which we will be required to fund.

We believe that our current level of cash and cash equivalents plus cash flows from operations will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service payments for the next 12 months and the foreseeable future.

A regular quarterly dividend of $0.52 per common share is payable on December 22, 2023, to shareholders of record as of the close of business on December 8, 2023. We currently expect to continue to pay quarterly dividends at a target payout ratio consistent with our capital allocation strategy (without regard to net earnings (loss) attributable to the Worldpay Merchant Solutions business non-controlling interest that will be retained post-separation). However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The share repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Approximately 64 million shares remained available for repurchase as of September 30, 2023. We plan to continue to prioritize debt reduction and to resume repurchasing shares under the current share repurchase authorization beginning in the fourth quarter of 2023. We now intend to repurchase approximately $500 million shares in the fourth quarter of 2023 as part of a broader goal to repurchase at least $3.5 billion of our shares outstanding by year end 2024.

Cash Flows from Operations

Cash flows from operations, inclusive of discontinued operations, were $2,810 million and $2,798 million for the nine-month periods ended September 30, 2023, and 2022, respectively (see Note 2 for cash provided by operating activities from discontinued operations). Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization and other non-cash items. Cash flows from operations were unchanged in the nine-month period ended September 30, 2023, primarily due to a decrease in net earnings after adjusting to add back depreciation and other non-cash items and settlement timing, offset by working capital.

Capital Expenditures and Other Investing Activities

Our principal capital expenditures are for software (purchased and internally developed) and additions to property and equipment. Inclusive of discontinued operations, we invested approximately $844 million and $1,083 million in capital expenditures (excluding other financing obligations for certain hardware and software) during the nine-month periods ended September 30, 2023 and 2022, respectively (see Note 2 for capital expenditures from discontinued operations). We expect to continue investing in property and equipment, purchased software and internally developed software to support our business.

During the nine-month periods ended September 30, 2023 and 2022, we (paid) received approximately $(20) million and $684 million of net cash reflected as investing activities due to the settlement of existing cross-currency interest rate swaps. See Note 8 to the consolidated financial statements. In January 2023, the founders of Virtus exercised their put option, and as a result, FIS paid the $173 million redemption value, recorded as a financing activity in the consolidated statement of cash flows.

Financing

For more information regarding the Company's debt and financing activity, see "Risk Factors—Risks Related to Our Indebtedness" in Item 1A of our Annual Report on Form 10-K filed on February 27, 2023, and "Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk" in Item 3 as well as Notes 7 and 8 to the consolidated financial statements.

Contractual Obligations

There were no material changes in our contractual obligations through the nine months ended September 30, 2023, in comparison to the table included in our Annual Report on Form 10-K for the year ended December 31, 2022, except as disclosed in Note 7 to the consolidated financial statements.

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

Interest Rate Risk

In addition to existing cash balances and cash provided by operating activities, we use fixed-rate and variable-rate debt to finance our operations. We are exposed to interest rate risk on these debt obligations.

Our fixed rate senior notes (as included in Note 7 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of September 30, 2023. The carrying value, excluding the fair value basis adjustments due to interest rate swaps described below and unamortized discounts, of our senior notes was $14.5 billion as of September 30, 2023. The fair value of our senior notes was approximately $12.7 billion as of September 30, 2023. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, Revolving Credit Facility and Incremental Revolving Credit Facility (as described in Note 7 to the consolidated financial statements) (collectively, "variable-rate debt"). As of September 30, 2023, the notional amounts of our fixed-to-variable interest rate swaps no longer contribute to variable-rate risk, as described further below. At September 30, 2023, our weighted-average cost of debt was 3.5% with a weighted-average maturity of 5.4 years; 78% of our debt was fixed rate, and the remaining 22% was variable-rate debt, inclusive of fair value basis adjustments due to interest rate swaps. A 100 basis-point increase in the weighted-average interest rate on our variable-rate debt as of September 30, 2023, would have increased our annual interest expense by $48 million. We performed the foregoing sensitivity analysis based solely on the outstanding balance of our variable-rate debt as of September 30, 2023. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on the outstanding balance of our variable-rate debt as of September 30, 2022, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $60 million.

During the quarter ended September 30, 2023, the Company de-designated its fixed-to-variable interest rate swaps as fair value hedges for accounting purposes and entered into offsetting variable-to-fixed interest rate swaps. The Company accounts for the de-designated fixed-to-variable and offsetting variable-to-fixed interest rate swaps as economic hedges; as such, effective as of the de-designation dates, changes in interest rates associated with the variable leg of the interest rate swaps do not affect the interest expense that we recognize, eliminating our variable-rate risk on our fixed-to-variable interest rate swaps. The de-designation of the fixed-to-variable interest rate swaps resulted in a final fair value basis adjustment that is amortized into interest expense over the remaining periods to maturity of the respective debt as described in Note 8 to the consolidated financial statements.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. We generated approximately $304 million and $321 million during the three months and $908 million and $963 million during the nine months ended September 30, 2023 and 2022, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Brazilian Real, Australian Dollar and Indian Rupee. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three months ended September 30,		Nine months ended September 30,
Currency	2023	2022	2023	2022
Pound Sterling	$10	$9	$29	$30
Euro	6	8	18	20
Real	3	4	11	12
Rupee	1	1	5	7
Australian Dollar	2	2	5	5
Total increase or decrease	$22	$24	$68	$74

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

Our clients, including those of our clients that are banks, may be similarly adversely affected by any bank failure or other event affecting financial institutions. Any resulting adverse effects to our clients' liquidity or financial performance could reduce the demand for our services or affect our allowance for credit losses and collectability of trade receivables. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and cash flows and additional allowances for anticipated losses may be required. These additional allowances could materially adversely affect our future financial results.

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

The completion of the announced sale of a majority stake in the Worldpay Merchant Solutions business, its separation into a new standalone joint venture and GTCR's investment therein are subject to various risks and uncertainties, may not be completed in accordance with announced plans, on the currently expected timeline, or at all, and the pending sale may be disruptive to our business operations and adversely affect our profitability.

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

Item 5. Other Information

During the period covered by this report, none of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in
Item 408 of Regulation S-K under the Exchange Act).

Item 6. Exhibits

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
31.1
Certification of Stephanie Ferris, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*
31.2
Certification of James Kehoe, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*
32.1
Certification of Stephanie Ferris, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
32.2
Certification of James Kehoe, Chief Financial Officer of Fidelity National Information Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 7, 2023	By:	/s/ James Kehoe
James Kehoe
Chief Financial Officer

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 7, 2023	By:	/s/ Christopher Thompson
Christopher Thompson
Chief Accounting Officer (Principal Accounting Officer)