Form 10-K
period 2023-12-31
Fidelity National Information Services, Inc.
filed 2024-02-26
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10-K
________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by nonaffiliates was $32,389,069,008 based on the closing sale price of $54.70 on that date as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant's common stock, $0.01 par value per share, was 576,465,736 as of February 22, 2024.

The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2023, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
2023 FORM 10-K ANNUAL REPORT

Unless stated otherwise or the context otherwise requires, all references to "FIS," "we," "our," "us," the "Company" or the "registrant" are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries. Also, amounts in tables may not sum or calculate due to rounding.

PART I

Item 1.    Business

Overview

FIS is a leading global provider of financial services technology solutions for financial institutions, businesses and developers. We improve the digital transformation of our financial economy, advancing the way the world pays, banks and invests. We provide the confidence made possible when reliability meets innovation, helping our clients run, grow and protect their business. Headquartered in Jacksonville, Florida, FIS is a member of the Fortune 500® and the Standard & Poor's 500® Index. FIS is incorporated under the laws of the State of Georgia as Fidelity National Information Services, Inc., and our stock is traded under the trading symbol "FIS" on the New York Stock Exchange.

Our growth has been driven by a number of factors, including growth of our customers' businesses, our internal development of new solutions that enhance our client offerings, and our sales and marketing efforts to expand our customer base and addressable markets. Acquisitions have also contributed additional solutions that complement or enhance our offerings, diversify our client base, expand our geographic coverage, and provide entry into new and attractive adjacent markets that align with our strategic objectives. We continue to strategically allocate resources to both internal and external growth initiatives to enhance the long-term value of our business.

On January 31, 2024, the Company completed the previously announced sale (the "Worldpay Sale") of a 55% equity interest in its Worldpay Merchant Solutions business to private equity funds managed by GTCR (such funds, the "Buyer"). As of the closing, we retained a non-controlling 45% ownership interest in a new standalone joint venture (the "Joint Venture" or "Worldpay"), which will continue to provide merchant acquiring and related services to businesses of all size and across any industry globally, enabling them to accept, authorize and settle electronic payment transactions. In connection with the Worldpay Sale, FIS and Worldpay have entered into commercial agreements, preserving a key value proposition for clients of both businesses and reducing potential dis-synergies. FIS and Worldpay also entered into additional agreements as described in Note 24 to the consolidated financial statements.

Competitive Strengths

We believe our competitive strengths include the following:

•Brand. FIS is a highly respected brand known globally for innovation and thought leadership in the financial services sector.

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

Strategy

Our mission is to deliver superior solutions to our clients and to expand our client base to generate sustained revenue and earnings growth for our shareholders. Our strategy to achieve this goal is built on the following pillars:

•Build, Buy, or Partner to Add Solutions to Win New Clients and Cross-sell to Existing Clients. We continue to invest in our solution portfolio through internal software development as well as through acquisitions and equity investments that complement and extend our existing solutions and capabilities, providing us with additional solutions to cross-sell to existing clients and to capture the interest of new clients. We also partner from time to time with other entities to provide comprehensive offerings to our clients and prospects. By investing in solution innovation, we continue to expand our value proposition to our clients and prospects.

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

•Expand Distribution. Through our global sales force and strategic commercial partnerships, we drive growth through client additions and through the expansion of existing client relationships in support of our clients' growth ambitions. Our clients across our strategic global markets reach across the size spectrum from large banks, financial institutions and other enterprises, including global or multi-national clients, to small community or regional financial institutions and other businesses.

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

The Worldpay Merchant Solutions business included the former Merchant Solutions segment in addition to a business previously included in the Corporate and Other segment. As a result of the Worldpay Sale, the results of the Worldpay Merchant Solutions business have been recast as discontinued operations for all periods presented. Accordingly, the Company no longer reports the Merchant Solutions segment. The assets and liabilities of the Worldpay Merchant Solutions business disposal group are presented separately on the consolidated balance sheets, and the operating results have been reflected as discontinued operations, for all periods presented. As such, the related results have been excluded from continuing operations and segment results. The consolidated statement of cash flows continues to include cash flows from both continuing and discontinued operations. Cash flows from operating, investing and financing activities for discontinued operations are presented in Note 3 to our consolidated financial statements included herein. See Notes 1 and 3 to the consolidated financial statements for further information regarding the Worldpay Merchant Solutions disposal group and its discontinued operations. In future reports, FIS' share of the net income of the Joint Venture will be reported as equity method investment earnings (loss).

As a result of our ongoing portfolio assessments, the Company reclassified certain businesses from Capital Markets to Banking and to Corporate and Other during the quarter ended March 31, 2023, and reclassified certain non-strategic operations from Banking to Corporate and Other during the quarter ended December 31, 2023. The Company recast all prior-period segment information presented to reflect these reclassifications. See "Segment Information" below for additional discussion of our solutions and customers. See also Notes 5 and 22 to the consolidated financial statements for additional information about our segment revenue.

Our consolidated results generally do not reflect pronounced seasonality. However, quarterly revenue and margins for each segment may vary based on the timing of recognition of certain non-recurring revenue, including software licenses and termination fees.

For information about current trends in market demand, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Trends and Conditions."

Revenue by Segment

The table below summarizes our revenue by reporting segment (in millions):

	2023	2022	2021
Banking Solutions	$6,733	$6,624	$6,361
Capital Market Solutions	2,766	2,631	2,495
Corporate and Other	322	464	483
Total Consolidated Revenue	$9,821	$9,719	$9,339

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

Our solutions in this segment include the following:

•Core Processing and Ancillary Applications. Our core processing software applications, including deposit and lending, customer management and other central management systems, are designed to run banking processes for our financial institution clients. Clients use these applications to maintain the primary records of their customer accounts. Our diverse selection of market-focused core processing software applications enables FIS to compete effectively in a wide range of markets. We continue to invest in our core modernization efforts to further differentiate our offerings for the long term. We also offer a number of solutions that are ancillary to the primary applications listed above, including branch automation, back-office support systems and compliance support.

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

Capital Market Solutions ("Capital Markets")

The Capital Markets segment is focused on serving global financial services clients and corporations with a broad array of buy-and sell-side, treasury, risk management and lending solutions. Clients in this segment include asset managers, sell-side securities brokerage and trading firms, insurers, private equity firms, asset and auto financiers and other commercial organizations. Our solutions include a variety of mission-critical buy- and sell-side applications for recordkeeping, data and analytics, trading and financing as well as corporate treasury and risk management applications. Capital Markets clients purchase our solutions in various ways including licensing and managing technology "in-house," using consulting and third-party service providers, as well as procuring fully outsourced end-to-end solutions. Our long-established relationships with many of these financial and commercial institutions generate significant recurring revenue. We have made, and continue to make, investments in modern platforms, advanced technologies, open APIs, machine learning and artificial intelligence, and regulatory technology to support our Capital Markets clients.

Our solutions in this segment include the following:

•Trading and Asset Services. We offer solutions that support our customers across the buy side and sell side of the capital markets industry, assisting them to control their front, middle and back office operations through integrated ecosystems. Our solutions support institutional investors, managers, broker-dealers, asset servicers and transfer agents across all asset classes including private equity, hedge, credit, and traditional. Our trading applications focus on advanced trade life-cycle management, including market making and risk management, cleared derivatives processing, securities processing and securities finance, tax processing, and regulatory compliance, including anti-money laundering (AML) and trade surveillance. Our Asset Servicing solutions support every stage of the investment process, from research and portfolio management to order and position management, valuation, risk management, corporate actions, reconciliation, investment accounting, investor accounting, transfer agency and client reporting. Our solutions improve both investment decision making and operational efficiency, while managing risk and increasing transparency across the industry.

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

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments, as well as certain non-strategic businesses that we plan to wind down or sell. The overhead and leveraged costs relate to corporate marketing, finance, accounting, human resources, legal, compliance and internal audit functions as well as other costs, such as acquisition, integration and transformation-related expenses and amortization of acquisition-related intangibles, that are not considered when management evaluates revenue-generating segment performance.

Sales and Marketing

Our sales personnel have expertise in particular solutions, geographic markets and industry verticals as well as across our various client segments. We believe that focusing our expertise on clients in specific markets and tailoring integrated solution sets to participants in those markets enables us to better serve our clients and makes our offerings more attractive to prospects. We target the majority of our prospects via direct and/or indirect field sales, as well as inbound and outbound lead generation, telesales and virtual sales efforts.

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

We rely on a combination of contractual restrictions, internal security practices, patents, trade secrets, copyrights and applicable law to establish and protect our software, technology and expertise worldwide. We rely on trademark law to protect our rights in our brands. We intend to continue taking commercially reasonable measures to protect our intellectual property rights, including by legal action when necessary and appropriate.

Competition

The markets for our solutions are intensely competitive. Depending on the business line, our primary competitors include, but are not limited to, internal technology or software development departments within financial institutions or other large companies, global and regional companies providing payment services, third-party payment processors, payment facilitators, embedded payment solution providers, securities exchanges, asset managers, card associations, clearing networks or associations, trust companies, independent computer services firms, companies that develop and deploy software applications, companies owned by global banks selling competitive solutions, companies that provide customized development, implementation and support services, emerging technology innovators, and business process outsourcing companies. Many of these companies compete with us across multiple solutions, markets and geographies. Some of these competitors possess greater financial, sales and marketing resources than we do. Competitive factors impacting the success of our solutions include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, the ability to maintain, enhance and support the applications or solutions, price and overall relationship management. We believe that we compete vigorously in each of these categories. In addition, we believe our domain expertise, combined with our ability to offer multiple applications, services and integrated solutions, enhances our competitiveness against companies with more limited offerings. Our ability to innovate and scale digital payments and solutions has been a competitive advantage as well.

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

Government Regulation

Our solutions are subject to a broad range of complex federal, state, and international regulations and requirements, as well as requirements under the rules of self-regulatory organizations including, without limitation, federal truth-in-lending and truth-in-savings rules, federal, state and international money transmission laws, state cybersecurity protection laws, data protection and privacy laws, usury laws, laws governing state trust charters, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Bank Service Company Act, the Bank Secrecy Act, the USA Patriot Act, the U.K. Money Laundering Regulations, the U.K. Proceeds of Crime Act, the U.K.

Criminal Finances Act, the EU 6th Anti-Money Laundering Directive ("EU 6th AMLD"), the Internal Revenue Code, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act, the Community Reinvestment Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Securities Exchange Act of 1934, the Investment Advisors Act of 1940 (the "1940 Act"), anti-corruption laws including the U.S. Foreign Corrupt Practices Act of 1977 (the "FCPA") and the U.K. Bribery Act 2010 (the "U.K. Bribery Act"), the rules and regulations of the Financial Industry Regulatory Authority ("FINRA"), the Securities and Exchange Commission ("SEC"), the Federal Financial Institutions Examination Council ("FFIEC"), the Consumer Financial Protection Bureau ("CFPB"), the Financial Conduct Authority in the U.K. ("FCA"), the Central Bank of Ireland in the Republic of Ireland ("CBI"), the Commission de Surveillance du Secteur Financier in Luxembourg ("CSSF"), the Jersey Financial Services Commission in Jersey, Channel Islands ("JFSC") and state financial services regulators (including enforcement of state cybersecurity laws). The compliance of our solutions with these and other applicable laws and regulations depends on a variety of factors, including the manner in which our clients use them. In some cases, we are directly subject to regulatory oversight and examination. In other cases, our clients are contractually responsible for determining what is required of them under applicable laws and regulations and utilize our solutions to achieve compliance with those laws and regulations. In either case, the failure of our solutions to comply with applicable laws and regulations may result in suspension or revocation of permission-based regulatory licenses, restrictions on our ability to provide those solutions, the imposition of civil fines and/or criminal penalties, and/or reputational damage. Further, regulatory authorities have the power to, among other things, enjoin "unsafe or unsound" practices, require affirmative actions to correct any violation or practice, issue administrative orders that can be judicially enforced and direct the sale of subsidiaries or other assets. We may be adversely affected by increased regulatory scrutiny or related negative publicity.

The principal areas of regulation impacting our business are the following:

•Oversight by Banking Regulators. As a provider of electronic data processing and back-office services to financial institutions, FIS is subject to regulatory oversight and examination by the FFIEC, an interagency body of federal banking regulators including the Federal Deposit Insurance Corporation ("FDIC"), the Office of the Comptroller of the Currency ("OCC"), the Board of Governors of the Federal Reserve System ("FRB"), the National Credit Union Administration ("NCUA") (collectively, the Federal Banking Agencies or "FBA") and the CFPB, including as part of the Multi-Regional Data Processing Servicer ("MDPS") program. The MDPS program includes technology suppliers that provide mission-critical applications for a large number of financial institutions that are regulated by multiple regulatory agencies. Periodic information technology examination assessments are performed using FFIEC Interagency guidelines to identify potential risks that could adversely affect serviced financial institutions, determine compliance with applicable laws and regulations that affect the services provided to financial institutions, and ensure the solutions we provide to financial institutions do not create systemic risk to the banking system or impact the safe and sound operation of the financial institutions for which we process. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our clients. We are also subject to review and examination by state and international regulatory authorities under state and foreign laws and rules that regulate many of the same activities that are described above, including electronic data processing, payments and back-office services for financial institutions and the use of consumer information.

Our U.S.-based wealth and retirement business holds a charter in the state of Georgia which makes us subject to the regulatory compliance requirements of the Georgia Department of Banking and Finance. As a result, we are also authorized to provide trust services in various additional states subject to additional applicable state regulations.

•Payment Services Oversight. Our payment services businesses provide technology services to U.S. financial institutions and are, therefore, subject to oversight and examination by the FFIEC. Our payment services businesses are also subject to regulation, supervision, and enforcement authority of numerous governmental and regulatory bodies in the jurisdictions in which they operate, which include the CFPB and U.S. state regulators. These various regulatory regimes require compliance in respect of many aspects of our payment services businesses including without limitation corporate governance and oversight functions, capital requirements, liquidity, safeguarding, fee regulation adherence, technology and cyber resilience, anti-money laundering and sanctions.

•Anti-Money Laundering. The Company is subject to, both directly and indirectly, various anti-money laundering laws and regulations such as the Bank Secrecy Act in the United States and the Money Laundering Regulations and Proceeds of Crime Act in the U.K. These laws, among other requirements, impose obligations to develop and implement risk-based anti-money laundering programs, file regulatory reports on large cash transactions and suspicious activity and collect and maintain certain records related to customers and transactions. Many U.S. states have similar laws that overlap with, and in some cases diverge from, U.S. federal and international laws. While these federal, state and international laws are broadly consistent, there may be circumstances where the requirements of a particular jurisdiction conflict with those of other jurisdictions. As these laws continue to develop and expand, our investment in compliance with these laws continues to grow as does the cost of ongoing compliance.

•Sanctions. The Company is subject to certain U.S. federal, state and international economic and trade sanctions programs such as those that are administered by the U.S. Treasury's Office of Foreign Assets Control (referred to as "OFAC"), which prohibit or restrict transactions to or from, or dealings with, specified countries and regions, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals, narcotics traffickers, and terrorists or terrorist organizations. Similar programs exist in a number of other jurisdictions, most notably the Office of Financial Sanctions Implementation (OFSI) in the U.K., European Union Sanctions, and United Nations Sanctions. We have implemented policies, procedures, and internal controls that are designed to comply with economic sanctions programs. Those policies and procedures require the screening of third parties with which the Company does business, including clients and vendors and transactions where appropriate.

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

•Privacy and Data Protection. The Company is subject to an increasing number of privacy and data protection laws, regulations and directives globally, including the General Data Protection Regulation (GDPR) in the European Union ("EU"); the California Consumer Privacy Act (CCPA) as amended by the California Privacy Rights Act (CPRA), the Virginia Consumer Data Protection Act (VCDPA), the Colorado Privacy Act (CPA), the Connecticut Personal Data Privacy and Online Monitoring Act (CTDPA), the Utah Consumer Privacy Act, the Gramm-Leach-Bliley Act (GLBA), the Fair Credit Reporting Act (FCRA), and the Health Insurance Portability and Accountability Act (HIPAA) in the United States; the United Kingdom’s General Data Protection Regulation (U.K. GDPR) and Data Protection Act 2018; the General Personal Data Protection Act (LGPD) in Brazil; the China Personal Information Protection Law (PIPL); and the Japanese Act on the Protection of Personal Information (APPI) (referred to collectively as "Privacy Laws"). Many of these Privacy Laws place restrictions on the Company's ability to efficiently transfer, access and use personal data across its business. The legislative and regulatory landscape for privacy and data protection continues to evolve.

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

•Money Transfer. Elements of our cash access and money transmission businesses are registered as a Money Services Business and are subject to various federal, state and international laws governing money transmission, including but not limited to the USA PATRIOT Act and reporting requirements of the Bank Secrecy Act, as well as various U.S. federal, state and international sanctions requirements. These businesses may also be subject to certain state and local licensing requirements. The Financial Crimes Enforcement Network, state attorneys general, and other agencies have enforcement responsibility over laws relating to money laundering, currency transmission, and licensing. In applicable states, we have obtained money transmitter licenses. However, changes to state money transmission laws and regulations, including changing interpretations and the implementation of new or varying regulatory requirements, may result in the need for additional or expanded money transmitter licenses, additional capital allocations or changes in the way in which we deliver certain solutions.

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

Human Capital Management

Employee Population

As of December 31, 2023, we had more than 60,000 employees, including over 38,000 employees principally employed outside of the U.S. None of our U.S. workforce currently is unionized. Approximately 10,000 of our employees, primarily in Brazil and Europe, are represented by labor unions or works councils as of December 31, 2023. As of February 1, 2024, following the completion of the Worldpay Sale, we had approximately 52,000 employees, including over 33,000 employees principally employed outside of the U.S. and approximately 7,000 employees represented by labor unions or works councils. This total excludes a number of employees in certain jurisdictions who are providing services exclusively for Worldpay, pursuant to an employee leasing agreement entered into between FIS and Worldpay as part of the transition services arrangements executed at the closing of the Worldpay Sale, for up to five months after the closing, after which they are expected to transfer to Worldpay.

In addition to our employees, we also benefit from the services of independent contractors and consultants.

Health and Safety

The health and safety of our employees is a key priority. We have implemented a comprehensive wellness program focused on all aspects of employee wellness – physical, mental, social, and financial. Initiatives under this program are designed to promote healthy lifestyle habits. In 2023, we began offering mental health training to all managers and are expanding the training opportunity to all employees. We continue to operate FIS Cares, a global colleague-funded giving program designed to help our employees in times of need. We remain committed to providing a safe working environment that minimizes health risks and prioritizes physical safety above any other needs of the organization.

Corporate Culture / Inclusion and Diversity

Our culture stems from embracing our corporate values as we work together to win as one team, lead with integrity and strive to 'be the change' for our colleagues, clients and communities. The Company believes that inclusion and diversity are at the core of our corporate values. The diversity of our workforce helps us use our collective strengths to innovate and deliver the best solutions for our clients. Our Board of Directors and senior leaders are united in championing inclusion and diversity within our workforce. Oversight of the FIS Inclusion & Diversity strategy is led by the Chief Inclusion and Diversity Officer and championed by an Enterprise Inclusion and Diversity Council chaired by the Chief People Officer and includes participation and leadership of senior executives of the Company. Further, the Company sponsors Inclusion Networks, which are led by employees who share common backgrounds and experiences. These groups support their members while promoting the Company's overall goal of fostering an inclusive work environment. Current FIS Inclusion Networks include Women, Asian and Pacific Islander, Black, Hispanic and Latinx, Disability, LGBTQ+, Rising Professionals, Veterans, and Working Families. The Chief Executive Officer and the Chief People Officer regularly update the Company's Board of Directors on human capital management and inclusion and diversity initiatives.

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

Item 1A.     Risk Factors

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below and others described elsewhere in this Annual Report on Form 10-K. Any of the risks described herein could result in a significant adverse effect on our business, financial condition or results of operations.

Risks Related to Our Business and Operations

Security breaches, privacy breaches, cyberattacks, unintentional disclosures of confidential information, third-party breaches, or a failure to comply with information security laws or regulations, contractual provisions or industry security requirements by FIS, or our vendors, or technology partners, could harm our business by disrupting delivery of services, damaging our reputation and resulting in a breach of one or more client contracts or regulatory investigations, enforcement actions or fines.

Cybersecurity is fundamental to FIS' complex, global business. FIS and its vendors and technology partners electronically receive, process, store and transmit sensitive and confidential information of FIS' clients, such clients' customers and business partners. FIS collects consumer personal data, such as names and addresses, Social Security Numbers, driver’s license numbers, financial account numbers, transactional history, cardholder data and payment history records. Such information is necessary to support our clients' transaction processing and to conduct our check authorization and collection businesses. Our information systems are dependent upon hardware, software, and other technological components that are both developed by FIS and provided by third parties. These components sometimes require patches, updates, or remediation of known or potential vulnerabilities. Implementation challenges in timely completing these tasks can lead to security vulnerabilities that expose FIS, its systems and data to potential compromise or interruption. The uninterrupted operation of information systems operated by FIS and others, as well as the confidentiality of the customer/consumer information that resides on such systems, is critical to the successful operation of FIS. For that reason, security or privacy breaches are some of the principal operational risks FIS faces as a provider of services to financial institutions and businesses, and, like other such providers, FIS is a regular target of third-party attempts to identify and exploit system vulnerabilities and/or penetrate or bypass our security measures in order to gain unauthorized access to our networks and systems. If FIS fails to maintain an adequate security infrastructure, adapt to emerging security threats (such as the use of artificial intelligence by threat actors in furtherance of cyber attacks), identify security vulnerabilities, prevent unauthorized access, identity theft or other cybersecurity risks (e.g., distributed denial of service, ransomware, and other cyber attacks), manage vendor or supply chain cybersecurity risks, or implement sufficient security standards and technology to protect against security or privacy breaches, the confidentiality of the information FIS secures could be compromised. Unauthorized access to or abuse of authorized access to the computer systems or databases of FIS or our vendors could result in the theft or publication of confidential information and personal data, the deletion or modification of records, disruption of service delivery, installation of malware, and the potential need to pay ransom, or otherwise cause interruptions in FIS’ operations. These issues in turn could give rise to legal actions from clients and/or such clients' customers, regulatory investigation or enforcement activity, losses and expenses associated with such events, and damage to FIS' reputation. Because FIS serves a diverse client base with different technology and service needs, we must continue to work to enhance our ability to manage the risks from the resulting diversity in potential security attacks.

As a provider of services to financial institutions and businesses, FIS is bound by many of the same limitations on disclosure of the information FIS receives from clients as apply to the clients themselves. If FIS fails to comply with these regulations and industry security requirements, including those imposed by the payment card industry through its digital security standards and other rules, it could be exposed to damages from legal actions from clients and/or their customers, governmental proceedings, governmental notice requirements, and the imposition of significant fines or prohibitions on providing services. FIS is a highly regulated entity and is subject to a myriad of complex, evolving regulations and standards, including cybersecurity and privacy laws, regulations and industry standards. In addition, if more restrictive privacy laws, data protection rules or industry security requirements are adopted in the future on the federal or state level, or by a non-U.S. jurisdiction in or from which we serve clients, or by a specific industry body, those changes could have an adverse impact on FIS through increased costs or by imposing changes or inefficiencies on business processes.

A material privacy or security incident may trigger SEC disclosure obligations, other applicable disclosure requirements, or be disclosed publicly even if there is no legally required disclosure. Incident disclosure may increase the risks of lawsuits or government enforcement action related to incidents, increase attention to malicious actors, and lead to greater regulatory scrutiny more generally. The occurrence of any such incidents, and the related responses (if any) by regulators or third parties, may result in adverse publicity and reputational harm to us.

If FIS is unable, or appears to be unable, to prevent cybersecurity or privacy breaches, we risk reputational damage. Our existing clients could lose confidence in FIS' systems and thus choose to terminate their agreements with FIS. Such reputational harm could also inhibit FIS' ability to attract new clients; potentially increase government, regulatory, or media scrutiny; or give rise to new regulatory requirements that adversely affect FIS' ability to do business in one or more parts of the world.

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

We operate in a competitive business environment; if we are unable to compete effectively, our business, financial condition or results of operations may be adversely affected.

The market for our solutions is intensely competitive. Our competitors in Banking and Capital Markets vary in size and in the scope and breadth of the solutions and services they offer. Some of our competitors have substantial resources. We face direct competition from third parties, and because many of our larger potential clients have historically developed their key applications in-house and therefore view their system requirements from a make-versus-buy perspective, we also often compete against our potential clients' in-house capacities. In addition, the markets in which we compete have recently attracted increasing competition from smaller start-ups with emerging technologies which are receiving increasing investments as well as global banks (and businesses controlled by combinations of global banks) and global internet companies that are introducing competitive solutions and services into the marketplace, particularly in the payments area. Emerging technologies and increased competition may also have the effect of unbundling bank solutions and result in displacing solutions we are currently providing from our legacy systems. International competitors are also now targeting and entering the U.S. market with greater force. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures we face in the markets in which we operate will not materially adversely affect our business, financial condition, or results of operations.

Global economic, political and other conditions, including business cycles and consumer confidence, as well as geopolitical conflicts, may adversely affect our clients or trends in consumer spending, which may adversely impact the demand for our services and our revenue and profitability.

A significant portion of our revenue is derived from transaction processing fees. The global transaction processing industries depend heavily upon the overall level of consumer, business and government spending. Any change in economic factors, including a sustained deterioration in general economic conditions or consumer confidence, particularly in the U.S., or inflation and increases in interest rates in key countries in which we operate may adversely affect consumer spending, consumer debt levels and credit and debit card usage, and as a result, adversely affect our financial performance by reducing the number or average purchase amount of transactions that we service. In addition, the direct and indirect effects of geopolitical conflicts, such as the Russia-Ukraine war and the conflict between Israel and Hamas, have adversely affected, and worsening or future conflicts could materially adversely affect, global economic activity and transaction processing volumes.

When there is a slowdown or downturn in the economy, a drop in stock market levels or trading volumes, or an event that disrupts the financial markets, our business and financial results may suffer for a number of reasons. Customers may react to worsening conditions by reducing or delaying their capital expenditures in general or by specifically reducing or delaying their information technology spending. In addition, customers may seek to curtail trading operations or to lower their costs by renegotiating vendor contracts. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers to lower-cost solutions. Any further protective trade policies or actions taken by the U.S. may also result in other countries reducing, or making more expensive, services permitted to be provided by U.S.-based companies. Lengthening sales cycles observed in 2022, particularly for large Banking transactions with a total contract value in excess of $50 million, persisted during most of 2023, which we believe resulted from economic uncertainty, and have had, and may continue to have, an adverse effect on our results of operations. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on our business, financial condition or results of operations.

Entity mergers or consolidations and business failures in the banking and financial services industry could adversely affect our business by eliminating some of our existing and potential clients and making us more dependent on a more limited number of clients.

There has been and may continue to be substantial consolidation activity in the banking and financial services industry. In addition, certain financial institutions that experienced negative operating results, including some of our clients, have failed, leading to further consolidation. These consolidations, including those spurred by failures, reduce our number of potential clients and may reduce our number of existing clients, which could adversely affect our revenue, even if the events do not reduce the aggregate activities of the consolidated entities. Further, if our clients or our partners across any of our businesses fail and/or merge with or are acquired by other entities that are not our clients or our partners, or that use fewer of our services, they may discontinue or reduce use of our services. It is also possible that larger financial institutions resulting from consolidations would have greater leverage in negotiating terms or could decide to perform in-house some or all of the services we currently provide or could provide. Any of these developments could have an adverse effect on our business, financial condition or results of operations.

Failure to obtain new clients or renew client contracts on favorable terms could adversely affect our business, financial condition or results of operations.

We may face pricing pressure in obtaining and retaining our clients. Larger clients in particular may use their negotiating leverage to seek price reductions from us when they renew a contract, when a contract is extended, or when the client's business has significant volume changes. Larger clients may also reduce services if they decide to move services in-house. Further, our smaller and mid-size clients may also exert pricing pressure, particularly upon renewal, due to competition or other economic needs or pressures being experienced by the client. On some occasions, this pricing pressure results in lower revenue from a client than we had anticipated based on our previous agreement with that client. This reduction in revenue could adversely affect our business, financial condition or results of operations.

Our business, financial condition or results of operations could be adversely affected if we experience business interruptions, errors or failure in connection with our or third-party information technology and communication systems and other software and hardware used in connection with our business, if we experience defects or design errors in the software solutions we offer, or more generally, if the third-party vendors we rely upon are unwilling or unable to provide the services we need to operate our business effectively.

Many of our services are based on sophisticated software and computing systems, and we may encounter delays when developing new technology solutions and services. Further, the technology solutions underlying our services have occasionally contained, and may in the future contain, undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technologies on platforms used by our clients, or our clients may cancel a project after we have expended significant effort and resources to complete an installation. Finally, our systems and operations could be exposed to damage or interruption from fire, floods, hurricanes, earthquakes, tornadoes, typhoons, drought, high-winds, severe weather events, other natural disasters, power loss, telecommunications failure, unauthorized entry and computer viruses. Defects in our technology solutions, errors or delays in the processing of electronic transactions, or other difficulties could result in (i) interruption of business operations; (ii) delay in market acceptance; (iii) additional development and remediation costs; (iv) diversion of technical and other resources; (v) loss of clients; (vi) negative publicity; or (vii) exposure to liability claims. Any one or more of the foregoing could have an adverse effect on our business, financial condition or results of operations. Although we attempt to limit our potential liability through controls, including system redundancies, security controls, application development and testing controls, and disclaimers and limitation-of-liability provisions in our license and client agreements, we cannot be certain that these measures will always be successful in preventing disruption or limiting our liability.

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

In addition, we generally depend on a number of third parties, both in the United States and internationally, to supply elements of our systems, computers, research and market data, connectivity, communication network infrastructure, other equipment and related support and maintenance. We cannot be certain that any of these third parties will be able to continue providing these services to meet our evolving needs effectively. If our vendors, or in certain cases vendors of our customers, fail to meet their obligations, provide poor or untimely service, or we are unable to make alternative arrangements for the provision of these services, then we may in turn fail to provide our services or to meet our obligations to our customers, and our business, financial condition or results of operations could be adversely affected.

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

The Company is also subject to ongoing supervision by regulatory and governmental bodies across the world, including economic and conduct regulators, such as OFAC, BIS, FinCEN in the U.S., the FCA and OFSI in the U.K., and regulatory and governmental bodies responsible for issuing anti-money laundering, anti-bribery, and global economic sanctions and export control regulations. These various regulatory regimes require compliance across many aspects of our activities. Among other things, such regulatory and financial crime compliance obligations require certain capital requirements, safeguarding, training, authorization and supervision of personnel, systems, processes and documentation and reporting to government entities. As we continue to grow our global business around the world, we will become subject to additional countries' regulations governing critical third-party service providers, financial crime and other regulatory areas. The failure of FIS to comply with any of these requirements could result in the suspension or revocation of a license, loss of consumer confidence, and/or the imposition of civil or criminal penalties.

We also have business operations that store, process or transmit consumer information or have direct relationships with consumers that are obligated to comply with regulations, including, but not limited to, the FCRA, the Federal Fair Debt Collection Practices Act and applicable privacy requirements and are subject to examination and oversight by the CFPB. In addition, our wealth and retirement business holds a charter in the state of Georgia, which exposes us to further regulatory compliance requirements of the Georgia Department of Banking and Finance. The U.S. wealth and retirement business is required to hold certain levels of regulatory capital as defined by the state banking regulator in Georgia. In the U.K., our Platform Securities and broker-dealer businesses are regulated by the FCA and are also subject to further regulatory capital requirements.

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

One of our subsidiaries is an SEC-registered broker-dealer in the U.S. and is subject to the financial and operational rules of FINRA, and others are authorized by the FCA to conduct certain regulated business in the U.K. Our transfer agent business is also regulated by the SEC and other regulators around the world. Domestic and foreign regulatory and self-regulatory organizations, such as the SEC, FINRA, and the FCA, can, among other things, fine, censure, issue cease-and-desist orders against, and suspend or expel a broker-dealer or its officers or employees for failure to comply with the many laws and regulations that govern brokerage activities. Regulations affecting the brokerage industry may change, which could adversely affect our business, financial condition or results of operations.

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

Moreover, the legislative and regulatory landscape continues to evolve, and we expect that it may cover alternative payment types, including digital/crypto currency. Any failure to comply with such laws and regulations could expose us to liability, regulatory scrutiny and/or reputational damage. Financial crimes laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance and associated recordkeeping costs or require us to change our business practices in a manner adverse to our business.

Further, our business may be constrained by current and future laws and regulations governing the development, use and deployment of artificial intelligence (including machine learning) (“AI”) technologies. These laws and regulations are continuously and rapidly evolving, and there is no single global regulatory framework for AI, creating further uncertainties regarding compliance with such laws and regulations. As a result, our ability to leverage AI could be restricted by burdensome and costly legal requirements.

If we fail to comply with relevant laws or regulations, then we risk reputational damage, potential civil and criminal sanctions, fines or other action imposed by regulatory or governmental authorities, including the potential suspension or revocation of the permission-based regulatory licenses which authorize the Company to provide core services to customers. Regulatory authorities subject our businesses, from time to time, to regulatory investigations, reviews and proceedings (both formal and informal), certain of which may result in adverse settlements, fines, penalties, injunctions or other relief. This could result in an adverse effect on FIS' business, reputation and customer relationships, which in turn could adversely affect its financial position and performance.

Many of our clients are subject to a regulatory environment and to industry standards that may change in a manner that reduces the types or volume of solutions or services we provide or may reduce the type or number of transactions in which our clients engage, and therefore reduce our revenue.

Our clients are subject to many, varied and evolving government regulations and industry standards with which our solutions must comply. Our clients must ensure that our solutions and related services work within the extensive and evolving regulatory and industry requirements applicable to them. Federal, state, foreign or industry authorities could adopt laws, rules or regulations affecting our clients' businesses that could lead to increased operating costs and could reduce the convenience and functionality of our solutions, possibly resulting in reduced market acceptance. In addition, action by regulatory authorities relating to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our clients and, therefore, could have a material adverse effect on our financial condition, revenue, results of operations, prospects for future growth and overall business. Elimination of regulatory requirements could also adversely affect the sales of our solutions designed to help clients comply with complex regulatory environments.

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
The Company is subject to numerous global privacy, data protection and cybersecurity laws, which are continuing to change in ways that impose increasingly complex and costly compliance obligations on FIS and that have had, and are expected to continue to have, a significant impact on FIS' operations. Failure to comply with new and evolving laws in these areas could result in significant penalties, damage to our brand, and loss of business. FIS has incurred, and will continue to incur, costs to comply with these new laws. There are also several additional laws being considered by state legislatures, the U.S. Congress, and governments around the world. As a result, a more substantial compliance effort with varying regimes in different jurisdictions is expected to continue in the future, which has the potential to further increase the costs and complexities of FIS' business. Moreover, privacy, data protection and cybersecurity laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance and associated recordkeeping costs or require us to change our business practices in a manner adverse to our business and to incur additional costs. Data localization requirements in evolving privacy, data protection and cybersecurity laws could also increase the cost and alter the approach to housing data around the world. In addition, our businesses are increasingly subject to laws and regulations relating to digital transformation, surveillance, cyber resilience, encryption, and data onshoring in the jurisdictions in which we operate. In particular, U.K. and European regulators are increasingly seeking to mitigate cyber threats and enhance digital resilience within the financial system through new regulations targeting the provision of critical third-party technology services. Compliance with these laws and regulations may require us to change our technology for information security, operational infrastructure, policies, and procedures, which could be time-consuming and costly and may result in additional regulatory burdens for the Company. Furthermore, compliance with these laws and regulations may indirectly impact the Company in circumstances where it acts as a third-party service provider to clients, who are themselves subject to these laws and regulations, and will expect the Company to take appropriate steps to support them in achieving compliance.

High profile digital banking security breaches could impact consumer payment behavior patterns in the future and reduce our transaction volumes.

We are unable to predict whether or when high profile digital banking security breaches will occur and if they occur, whether consumers will reduce their digital banking service. If consumers reduce digital banking services, and we are not able to adapt to offer our clients alternative technologies, then our revenue and related earnings could be adversely affected.

Misappropriation of our intellectual property and proprietary rights or a finding that our patents are invalid could impair our competitive position.

Our ability to compete depends in some part upon our proprietary solutions and technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our solutions or to obtain and use information that we regard as proprietary or challenge the validity of our patents with governmental authorities. Policing unauthorized use of our proprietary rights is difficult. We cannot make any assurances that the steps we have taken will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective patent, trademark, service mark, copyright, and trade secret protection may not be available in every country in which our applications and services are made available online. Misappropriation of our intellectual property or potential litigation concerning such matters could have an adverse effect on our business, financial condition or results of operations. As we increase our international business, we are subject to further risks of misappropriation of our intellectual property in countries which have laws which are less protective of intellectual property or are enforced in a less protective manner.

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

Using and/or incorporating AI technologies into our business poses additional risks and uncertainties that could have the potential to harm our reputation and could have a material adverse effect on our business, financial condition or results of operations.

While we believe AI has the potential to increase the value of the solutions and services we deliver to our clients, we recognize that incorporating AI technologies into our business generates a variety of risks and uncertainties. In particular, AI algorithms may generate inaccurate, unintended, unfair or discriminatory outcomes, which may not be easily detectable or explainable, and may inadvertently breach intellectual property, privacy or other rights, as well as confidential information. These outcomes, or the risk of these outcomes, may damage our reputation or have other unintended consequences if we are not successful in mitigating these emerging risks.

Further, if we are unsuccessful in identifying opportunities to expand our portfolio with artificial intelligence capabilities to strengthen or maintain our market position or enhance our customers’ experiences, we may have a competitive disadvantage in developing new products and operating our business and our customers may prefer different solutions.

These and other AI-related risks may emerge or change on a rapid timeframe that may make it difficult for us to predict or to respond to such risks.

Lack of system integrity, fraudulent payments, credit quality, and undetected errors related to funds settlement or the availability of clearing services could result in a financial loss.

We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, banking payments and check clearing that supports consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties, the facilitation of the payment as well as the detection or prevention of fraudulent payments. A compromise of our continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments could result in a financial loss to us. In addition, we rely on various financial institutions to provide Automated Clearing House ("ACH") services in support of funds settlement for certain of our solutions. An inability to obtain such ACH services in the future could have a material adverse effect on our business, financial condition or results of operations. In addition, we may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to us. Furthermore, if one of our clients for which we facilitate settlement suffers a fraudulent event due to a deficiency in their controls, then we may suffer a financial loss if the client does not have sufficient capital to cover the loss.

Our business is subject to the risks of international operations, including movements in foreign currency exchange rates.

The international operations of FIS represented approximately 22% of our total 2023 revenue and are largely conducted in currencies other than the U.S. Dollar, including the British Pound Sterling, Euro, Brazilian Real, Swedish Krona, Australian

Dollar and Indian Rupee. FIS continues to expand its international presence. Our business, financial condition or results of operations could be adversely affected due to a variety of factors, including the following:
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

As we expand our international operations, more of our clients may pay us in foreign currencies. Conducting business in currencies other than the U.S. Dollar subjects us to foreign currency exchange rate fluctuations that can negatively impact our results, period to period, including relative to analyst estimates or guidance. Our primary exposure to movements in foreign currency exchange rates relates to the British Pound Sterling, Euro, Brazilian Real, Swedish Krona, Australian Dollar and Indian Rupee. The U.S. Dollar value of our net investments in foreign operations, the periodic conversion of foreign-denominated earnings to the U.S. Dollar (our reporting currency), and our results of operations and, in some cases, cash flows, could be adversely affected in a material manner by movements in foreign currency exchange rates. These risks could cause an adverse effect on our business, financial condition or results of operations. For more information on our exposure to foreign currency risk, see "Foreign Currency Risk" in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

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

We conduct business in many foreign countries, including a number of countries with developing economies, and many of our employees, third-party intermediaries and agents in such countries may have direct or indirect interactions with officials and employees of government agencies, state-owned or affiliated entities and other third parties where we may be held liable if they take actions in violation of these laws, even if we do not explicitly authorize them. Although our policies and procedures require compliance with these laws and are designed to facilitate compliance with these laws, we do business in many countries all over the world and cannot assure that our employees, contractors or agents somewhere in the world will not take actions in violation of applicable laws or our policies, for which we may be ultimately held responsible.

In the event that we believe or have reason to believe that our employees, contractors or agents have or may have violated such laws, we may be required to investigate or to have outside counsel investigate the relevant facts and circumstances. Detecting, investigating and resolving actual or alleged violations can be an extensive process and require a significant diversion of time, resources and attention from senior management. Further, we cannot assure that any such investigation will successfully uncover all relevant facts and circumstances. Any violation of the FCPA, the U.K. Bribery Act or other applicable anti-bribery or anti-corruption laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, and criminal or civil sanctions, penalties and fines, any of which could adversely affect our business, financial condition or results of operations.

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

Our global operations are susceptible to global events, including threats or acts of war, such as the Russia-Ukraine war and the Israel-Hamas conflict, threats or acts of terrorism, international conflicts, political instability and natural disasters. We are also susceptible to a widespread outbreak of an illness or other health issue, such as the COVID-19 pandemic. These events can spread to different locations across the globe and can have an adverse effect on the global economy, reducing consumer and corporate spending upon which our revenue depends. Individual employees can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Some of our operations are in countries where the effects of a widespread illness could be magnified due to health care systems that are less well-developed than in the U.S. The occurrence of any of these events could have an adverse effect on our business, financial condition or results of operations.

The direct and indirect effects of climate change, including increased legal and regulatory scrutiny, could adversely affect our business.

We may be subject to increased costs, regulations, reporting requirements, standards or expectations regarding climate change-driven impacts on our business. While we seek to mitigate our business risks associated with climate change as part of our sustainability, environmental, social and governance (ESG) strategy, some of these risks may persist. Changing market dynamics, global policy developments, heightened focus from governmental, media, community, industry and investor stakeholders, and increasing frequency and impact of extreme weather events all have the potential to disrupt our business or the businesses of our customers, vendors and technology partners. Any of these developments could adversely affect our business, financial condition or results of operations.

Failure to attract and retain talent, including senior management and highly skilled technology personnel, could harm our ability to grow.

Our future success depends upon our ability to attract and retain talent in a competitive market, including senior management personnel and highly-skilled technology personnel. The competitive nature of this market is also affected by wage inflation, which generally increases the cost of talent. Because the development of our solutions and services requires knowledge, skills and abilities to create, develop and implement our software solutions in new areas on a continuing basis, we are competing for talented people with such knowledge, skills and abilities in new and developing technologies. Competition for such technical personnel is intense, as is the competition for senior management to lead these efforts, and our failure to hire and retain talented personnel could have a material adverse effect on our business, financial condition or results of operations.

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

Our senior management team has significant experience in the financial services industry, and the loss of this leadership could have an adverse effect on our business, operating results and financial condition. Further, the loss of this leadership may have an adverse impact on senior management's ability to provide effective oversight and strategic direction for all key functions within the Company, which could impact our future business, financial condition or results of operations.

We are the subject of various legal proceedings that could have an adverse effect on us.

We are involved in various litigation matters in the ordinary course of business, including in some instances class-action cases and patent infringement litigation. If we are unsuccessful in our defense of litigation matters, we may be forced to pay damages and/or change our business practices, any of which could have an adverse effect on our business, financial condition or results of operations.

Unfavorable resolution of tax contingencies or unfavorable future tax law changes could adversely affect our tax expense.

Our tax returns and positions are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense and could negatively impact our effective tax rate, financial position, results of operations and cash flows in the current and/or future periods. On December 15, 2022, the European Union ("EU") Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of countries are also implementing similar legislation. We are monitoring developments, including countries that have enacted legislation, and do not currently expect a material adverse impact to the financial statements. We will continue to evaluate Pillar Two legislation and other future tax law changes that could result in negative impacts. In addition, tax-law amendments in the U.S. and other jurisdictions could significantly impact how U.S. multinational corporations are taxed. Although we cannot predict whether or in what form such legislation will pass, if enacted it could have an adverse effect on our business and financial results.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, our business, financial condition or results of operations could be adversely affected.

We may not be able to achieve the cost savings target of our Future Forward program.

One of the goals of our ongoing Future Forward initiative is to achieve significant cost savings across the enterprise. We have reiterated a cash savings target of $1 billion, of which over 75 percent represents run-rate cash savings, on a continuing operations basis exiting 2024. We may not be able to achieve this cost savings target on our desired timeframe, or at all, for many reasons, including contractual constraints, potential operational disruptions to our business, or unanticipated business costs or inefficiencies. If we are unable to achieve the financial goals set by Future Forward, or if our efforts as part of Future Forward result in unintended disruptions to our business, our business, financial condition or results of operations could be adversely affected.

Risks Related to Business Combinations and Ventures

We may not achieve the anticipated benefits of our recently completed Worldpay Sale, and we may also be exposed to new risks following the sale.

On January 31, 2024, we completed the Worldpay Sale. We may not realize the anticipated strategic, financial, operational or other benefits from the sale within the expected timeframe, in full or at all, and there can be no assurance that the costs or revenue or expense dis-synergies of the sale will not ultimately exceed anticipated amounts. The anticipated benefits to us from the sale, including our retention of a 45% equity interest in the Joint Venture that owns the assets and liabilities of the Worldpay

Merchant Solutions business, are based on a number of assumptions, some of which may prove incorrect. While we have certain governance rights in the form of board representation and veto rights over certain significant actions that enable us to exercise some influence, we no longer control the management or policies of the Worldpay business. To the extent of our investment in Worldpay, we are exposed to all of the business risks applicable to its results of operations and financial condition, many of which are similar to the risks to which our wholly-owned operations are subject, such as risks arising from economic conditions and reductions in consumer spending, as well as to other risks which apply specifically to the merchant acquiring business.

As a result of the sale, our operational and financial profiles have changed. While the sale has enabled us to focus on our Banking Solutions and Capital Markets Solutions business, it has also made our revenue sources less diversified, and our results of operations, cash flows, working capital and financing requirements will be more exposed to developments affecting financial institutions as a result of the increased concentration of our business on serving such customers. Additionally, the shares of our common stock now represent an investment in a smaller company than existed prior to the completion of the sale, and our proportionate exposure to the risks inherent in our remaining businesses has increased. Further, we have incurred and will incur various one-time or ongoing costs in connection with, or as a result of, the sale. Those costs may exceed our estimates or could negate some of the benefits we expected to realize from the sale.

We plan to use the net proceeds from the sale to retire debt and to return additional capital to shareholders through our existing share repurchase authorization, as well as for general corporate purposes, while maintaining an investment grade credit rating. These uses of the net proceeds of the sale may not improve our results of operations or cash flows or may not be achieved in the amounts or on the timelines anticipated. We are also potentially subject to unforeseen costs and expenses following the sale, including additional general and administrative costs, costs of dis-synergies, restructuring costs and other unanticipated costs and expenses. In addition, we have continuing operational and financial obligations to Worldpay pursuant to the commercial agreements and transition services agreements that were entered into between FIS and Worldpay at closing. These ongoing arrangements will require significant management and operational resources, will require us to incur costs to provide the transition services and other support we will provide to Worldpay in the near term and may reduce our ability to fully realize cost savings and efficiency initiatives that we would otherwise have been able to implement following the closing of the sale. There can be no assurance that the commercial arrangements with Worldpay, including those relating to client referrals, will result in revenue to us in anticipated amounts.

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

As of December 31, 2023, goodwill aggregated to $17.0 billion, or 31% of total assets, and intangible assets aggregated to $1.8 billion, or 3% of total assets. Current accounting rules require goodwill to be assessed for impairment at least annually or whenever changes in circumstances indicate potential impairment and require intangible assets with finite useful lives to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors that may be considered a change in circumstance include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. If worldwide or U.S. economic conditions decline significantly with prolonged negative impacts to bank spending and consumer behavior, or if other business or market changes significantly impact our outlook, then the remaining carrying amount of our goodwill and other intangible assets may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations. We will continue to monitor the fair value of our reporting units and other intangible assets as well as our market capitalization and the impact of any prolonged economic downturn on our business to determine the likelihood of impairment.

Risks Related to Our Indebtedness

Our existing debt levels and future levels under existing facilities and debt service requirements may adversely affect FIS, including our financial condition or business flexibility, and prevent us from fulfilling our obligations under our outstanding indebtedness.

As of December 31, 2023, we had total debt of approximately $19.1 billion. On January 31, 2024, we completed the Worldpay Sale. We intend to the use a portion of the proceeds from the sale to repay or otherwise retire approximately $9.0 billion of debt during 2024. However, there can be no assurance that we will be able to complete any such repayment transactions on terms acceptable to us, or at all. Our level of debt or any increase in our debt level could adversely affect our business, financial condition, operating results and operational flexibility, including the following: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes; (ii) our debt level may limit operational flexibility and our ability to pursue business opportunities and implement certain business strategies; (iii) some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; (iv) we have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition and vulnerability to general adverse economic and industry conditions; (v) there are significant maturities on our debt that we may not be able to repay at maturity or that may be refinanced at higher rates; and (vi) if we fail to satisfy our obligations under our outstanding debt or fail to comply with the financial or other restrictive covenants contained in the indenture governing our senior notes, or our credit facility, an event of default could result that could cause all of our debt to become due and payable.

Our Euro- and GBP-denominated indebtedness has increased in recent years; accordingly, we have increased exposure to fluctuations in the Euro-USD and GBP-USD exchange rates, which could negatively affect our cost to service or refinance our Euro- and GBP-denominated debt securities.
In recent years, our indebtedness denominated in Euro or GBP has significantly increased as a result of our issuance of senior notes of varying maturities and our issuance of Euro-denominated commercial paper. At December 31, 2023, the Company had outstanding approximately €4.5 billion aggregate principal amount of Euro-denominated senior notes, approximately €1.9 billion aggregate principal amount of Euro-denominated commercial paper and approximately £0.9 billion aggregate principal amount of GBP-denominated senior notes, or the combined equivalent of approximately $8.3 billion aggregate principal amount. We expect to reduce the aggregate principal amount of our Euro- and GBP-denominated debt in 2024 as we retire debt with a portion of the proceeds of the Worldpay Sale.

Although we currently have substantial available cash flows in excess of the projected debt service requirements on our existing Euro and GBP-denominated debt, we cannot assure that we will always be able to continue generating earnings in Euros and GBP in amounts sufficient, taking into account the funding requirements and other needs of our business, to make payments of interest and/or repayment of principal on our Euro and GBP senior debt, or to permit us to economically borrow in those currencies if needed to refinance our existing Euro and GBP debt. If our cash flows in Euros or GBP are insufficient for such purposes, we may need to exchange U.S. Dollars or funds in other currencies to make such payments, which could result in increased costs to us in the event of adverse changes in currency exchange rates. We have utilized and expect to continue to utilize foreign currency forward contracts and other hedges on a limited basis in an effort to mitigate currency risk, but we cannot assure that such hedging arrangements will be effective or will remain available to us on acceptable terms, or at all. In addition, we cannot predict economic and market conditions (including prevailing interest rates and foreign currency exchange rates) at the applicable times when our various series of Euro and GBP senior debt are scheduled to mature, nor can there be any assurance that we would be able to refinance any series of our Euro and GBP senior debt in those currencies on acceptable terms at any such time, all of which could have an adverse financial impact on us.

Rising interest rates could increase our borrowing costs.

Our exposure to market risk for changes in interest rates relates to our short-term commercial paper borrowings and Revolving Credit Facility. In the future, we may have additional borrowings under existing or new variable-rate debt. Increases in interest rates on variable-rate debt would increase our interest expense. A rising interest rate environment could increase the cost of refinancing existing debt and incurring new debt, which could have an adverse effect on our financing costs.

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

Statement Regarding Forward-Looking Information

The statements contained in this Form 10-K or in our other documents or in oral presentations or other management statements that are not purely historical are forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, as well as other statements about our expectations, beliefs, intentions, or strategies regarding the future, or other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements include statements about anticipated financial outcomes, including any earnings outlook or projections, projected revenue or expense synergies or dis-synergies, business and market conditions, outlook, foreign currency exchange rates, deleveraging plans, expected dividends and share repurchases of the Company, the Company's sales pipeline and anticipated profitability and growth, plans, strategies and objectives for future operations, strategic value creation, risk profile and investment strategies, any statements regarding future economic conditions or performance and any statements with respect to the Worldpay Sale or any agreements or arrangements entered into in connection with such transaction, the expected financial and operational results of the Company, and expectations regarding the Company's business or organization after the separation of the Worldpay Merchant Solutions business. These statements may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results or outlook, statements of outlook and various accruals and estimates. These statements relate to future events and our future results and involve a number of risks and uncertainties. Forward-looking statements are based on management's beliefs as well as assumptions made by, and information currently available to, management.

Actual results, performance or achievement could differ materially from these forward-looking statements. The risks and uncertainties to which forward-looking statements are subject include the following, without limitation:
•changes in general economic, business and political conditions, including those resulting from COVID-19 or other pandemics, a recession, intensified or expanded international hostilities, acts of terrorism, increased rates of inflation or interest, changes in either or both the United States and international lending, capital and financial markets or currency fluctuations;

•the risk that acquired businesses will not be integrated successfully or that the integration will be more costly or more time-consuming and complex than anticipated;
•the risk that cost savings and synergies anticipated to be realized from acquisitions may not be fully realized or may take longer to realize than expected or that costs may be greater than anticipated;
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
•the risk that partners and third parties may fail to satisfy their legal obligations to us;
•risks associated with managing pension cost, cybersecurity issues, IT outages and data privacy;
•the reaction of current and potential customers to communications from us or regulators regarding information security, risk management, internal audit or other matters;
•risks associated with the expected benefits and costs of the separation of the Worldpay Merchant Solutions business, including the risk that the expected benefits of the transaction or any contingent purchase price will not be realized within the expected timeframe, in full or at all, or that dis-synergies may be greater than anticipated;
•the risk that the costs of restructuring transactions and other costs incurred in connection with the separation of the Worldpay business will exceed our estimates or otherwise adversely affect our business or operations;
•the impact of the separation of Worldpay on our businesses, including the impact on relationships with customers, governmental authorities, suppliers, employees and other business counterparties;
•the risk that the earnings from our minority stake in the Worldpay business will be less than we anticipate;
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
•fraud by bad actors; and
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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Cybersecurity is fundamental to FIS' complex, global business. As part of our business, FIS, its vendors and technology partners electronically receive, process, store and transmit a wide range of confidential information, including sensitive customer information and consumer personal data. Our operations extend to managing payment systems, cash access and prepaid card systems. Cyberattacks on information technology systems and the vendors and technological supply chain they rely on continue to grow in frequency, complexity and sophistication. This is a trend we expect to continue. Cyberattacks have garnered significant attention from individuals, businesses, governmental entities and the media drawing the focus of a large ecosystem of criminal threat actors. The objectives of these cyberattacks include, among other things, gaining unauthorized access to systems to disrupt operations, steal information, seek ransom payments from victims, perpetrate financial fraud, or sell stolen information. Perpetrators of cyberattacks attempt to exploit technical, human, social, and organizational vulnerabilities to gain unauthorized access. There is a growing trend of identifying and exploiting vulnerabilities in widely used technologies or vendor systems, allowing a single compromise to extend unauthorized access to numerous systems.

FIS takes actions to assess, identify, and manage risks from cybersecurity threats to our information systems and those of our vendors and technology partners. A significant focus of our ongoing efforts is how we identify these vulnerabilities and prevent and respond to cyberattacks. Our processes include the activities of the FIS Cyber Fusion Center, which provides 24x7x365 cybersecurity monitoring and incident response. They also include structured defense-in-depth initiatives, such as perimeter security, remote access security, endpoint security, application security and identity management. In addition, we engage in extensive information security training of our employees who use and access our information systems. Our process for identification and management of risks from cybersecurity threats includes regular communication with cyber experts, engagement of cybersecurity partners to review our systems, regular audits of our information security by third-party assessors and consultants, and regular interactions with vendors and technology partners to oversee and identify material risks associated with the information systems utilized by such persons.

Our process of identifying and remediating cybersecurity risks has been integrated into our overall risk management system and processes. It is overseen by our Chief Information Security Officer and Chief Risk Officer, who report to our Board of Directors and its Risk and Technology Committee on a quarterly basis. The Chief Information Security Officer provides ongoing oversight for the management of cybersecurity risks across the firm leveraging a series of qualitative and quantitative risk assessment routines. Risk escalations are facilitated through the enterprise risk management framework, including the Company's Enterprise Risk Committee and the Board of Directors via the Risk and Technology Committee. Facilitated via regular updates on cybersecurity risk, our Board of Directors takes an active role in overseeing, managing, and setting risk tolerances for our cybersecurity program. Our Chief Information Security Officer has 15 years of technology and cybersecurity experience, including previous senior leadership roles at major financial institutions and possesses industry certifications such as the Certified Information Systems Security Professional (CISSP). Additional leaders and key contributors composing the cybersecurity leadership team possess specific expertise, certifications, and previous work experience aligned to their assigned domains. Our Enterprise Risk Committee, responsible for providing oversight for cybersecurity risks, is a cross-functional representation of senior leadership with requisite experience and expertise to provide risk oversight, including the Chief Risk Officer, Chief Legal Officer, Chief Technology Officer, Chief Compliance Officer, Chief Privacy Officer, and FIS Business Presidents.

FIS remains focused on making additional strategic investments in information security to protect our clients and our information systems from risks from cybersecurity threats. This includes both capital expenditures and operating expenses on hardware, software, staff and consulting services. These investments in the past have been and are reasonably likely to continue to be material to our results of operations. Further, notwithstanding our investments and other processes and efforts described above and elsewhere in this Annual Report on Form 10-K, we cannot guarantee that FIS will not be the subject of a cyberattack that would have a material effect on its financial condition or results of operations. See "Risk Factors."

The continued growth in the frequency, complexity and sophistication of cyberattacks presents both a threat and an opportunity for FIS. Using expertise we have gained from our ongoing focus and investment, we have developed and we offer fraud, security, risk management and compliance solutions to target this growth opportunity in the financial services industry. We also use certain of these solutions to manage our own risks.

We have not identified any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For a full discussion of risks from cybersecurity threats, see the section entitled "Risk Factors" in Item 1A.

Item 2.    Properties

FIS' corporate headquarters is located at 347 Riverside Avenue, Jacksonville, Florida. In addition, FIS owns or leases support centers, data processing facilities and other facilities at approximately 80 locations. We believe our facilities and equipment are generally well maintained and are in good operating condition. We believe that the equipment we own and our various facilities are adequate for our present and foreseeable business needs.

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

See Note 17 to the consolidated financial statements for information about certain legal matters and indemnifications and warranties.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the ticker symbol "FIS." As of January 31, 2024, there were approximately 9,580 shareholders of record of our common stock.

In February 2024, the Board of Directors approved a quarterly dividend of $0.36 per share beginning with the first quarter of 2024. A regular quarterly dividend of $0.36 per common share is payable on March 22, 2024, to shareholders of record as of the close of business on March 8, 2024. We currently expect to continue to pay quarterly dividends at a target payout ratio consistent with our capital allocation strategy (without regard to net earnings (loss) attributable to the non-controlling interest that the Company retained in Worldpay post-separation). However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The share repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the share repurchase program, the Company repurchased approximately 9 million shares for an aggregate of $0.5 billion in 2023, approximately 21 million shares for an aggregate of $1.8 billion in 2022, and approximately 15 million shares for an aggregate of $2.0 billion during 2021. Approximately 55 million shares remain available for repurchase as of December 31, 2023.

The following table summarizes the shares repurchased by the Company during the three-month period ended December 31, 2023, and the number of shares remaining authorized for repurchase by the Company:

				Maximum number
				of shares that
			Total cost of shares	may yet be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased	Average price	plans or programs	programs
Period	(in millions)	paid per share	(in millions)	(in millions)
October 1-31, 2023	—	$—	$—	64.5
November 1-30, 2023	6.4	$54.43	347.0	58.2
December 1-31, 2023	2.7	$59.40	162.9	55.4
	9.1		$509.9

The graph below compares Fidelity National Information Services, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Supercap Data Processing & Outsourced Services index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2018 to 12/31/2023.

	12/18	12/19	12/20	12/21	12/22	12/23

Fidelity National Information Services, Inc.	100.00	137.17	140.96	110.09	69.96	64.24
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P Supercap Data Processing & Outsourced Services	100.00	144.59	180.16	173.78	144.99	171.36
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following section discusses management's view of the financial condition and results of operations of FIS and its consolidated subsidiaries as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021, unless otherwise noted.

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

Business Trends and Conditions

Our revenue from continuing operations is primarily derived from a combination of technology and processing solutions, transaction processing fees, professional services and software license fees. While we are a global company and do business around the world, the majority of our revenue is generated by clients in the U.S. The majority of our international revenue is generated by clients in the U.K., Germany, Canada, Brazil, Australia and Switzerland. In addition, the majority of our revenue has historically been recurring and has been provided under multi-year Banking and Capital Markets contracts that contribute relative stability to our revenue stream. These solutions, in general, are considered critical to our clients' operations. Professional services revenue is typically non-recurring, though recognition often occurs over time rather than at a point in time. Sales of software licenses are typically non-recurring with point-in-time recognition and are less predictable.

The U.S. and Europe, the two largest geographic areas for our businesses, are experiencing slower economic growth than in previous years. Lengthening sales cycles observed in 2022, particularly for large Banking transactions with a total contract value in excess of $50 million, persisted during most of 2023, which we believe resulted from economic uncertainty. We also experienced, and continue to experience, higher rates of inflation in these markets, including increasing wage and benefits rates, which management believes is in part due to inflation and in part due to competitive job markets for the skilled employees who support our businesses, as well as increasing non-labor-related costs. The magnitude of future effects of slower economic growth, including lengthy sales cycles and inflation, is difficult to predict, although these factors have had an adverse effect on our results of operations and, to the extent they persist, may continue to have a negative effect. Rising interest rates have had, and may continue to have, a negative impact on our interest expense; however, planned debt reduction is expected to decrease our total interest expense. In 2022, the strengthening of the U.S. dollar had a negative impact on our revenue and earnings, while in 2023, impacts of foreign currency fluctuations were slightly favorable. Given the volatility of exchange rates and the mix of currencies involved in both revenues and expenses, the direction and magnitude of future effects of currency fluctuations are uncertain. The combined effect of the factors noted above resulted in 2023 revenue growth being slower than in 2022, and 2023 net earnings declined compared to 2022. Over the longer term, we are targeting improvements in revenue growth and margins to the extent of improving economic conditions and in response to planned management actions, including our Future Forward program discussed below.

Slowing growth trends affecting our discontinued operations observed over the second half of 2022, reflecting both slower economic growth, particularly in the U.K., and competitive pressures, continued over the course of 2023. In 2022, we recorded a goodwill impairment charge of $17.6 billion related to the held-for-sale reporting unit, reflecting our intermediate-term growth expectations. In the second quarter of 2023, we recorded an additional $6.8 billion goodwill impairment, reflective of the price at which we agreed to sell a majority interest in the Worldpay Merchant Solutions business to Buyer as discussed further below. See Note 3 to the consolidated financial statements for further details on the goodwill impairments. Also as discussed in Note 3, the Company recorded a $1.9 billion valuation allowance against the assets held for sale in the disposal group, primarily as a result of the exclusion of certain deferred tax liabilities that were not transferring to the Joint Venture in the Worldpay Sale. As of January 31, 2024, the closing date of the Worldpay Sale, the assets held for sale, net of the valuation allowance, and the liabilities held for sale were derecognized, and any additional gain or loss on sale will be recorded in our discontinued operations for the first quarter of 2024.

On January 31, 2024, the Company completed the previously announced Worldpay Sale for cash consideration in a transaction valuing the Worldpay Merchant Solutions business at an enterprise value of $18.5 billion, including $1.0 billion of consideration contingent on the returns realized by Buyer exceeding certain thresholds. The net cash proceeds received by FIS at the closing were greater than $12 billion, net of estimated closing adjustments, debt restructuring fees, taxes and transaction costs. The closing adjustments relate to estimated closing levels of the Worldpay Merchant Solutions business' debt, working capital relative to an agreed target and available cash relative to an agreed minimum of not less than $1.5 billion and will be trued-up post-closing. We intend to use proceeds from the sale to retire debt and return additional capital to shareholders through our existing share repurchase authorization, as well as for general corporate purposes, including acquisitions, while maintaining an investment grade credit rating. As of the closing, we retained a non-controlling 45% ownership interest in a new standalone Joint Venture. In future reports, FIS' share of the net income of the Joint Venture will be reported as equity method investment earnings (loss). In connection with the sale, FIS and Worldpay have entered into commercial agreements, preserving a key value proposition for clients of both businesses and minimizing potential dis-synergies. FIS and Worldpay also entered into additional agreements as described in Note 24 to the consolidated financial statements.

In November 2022, we launched an enterprise-wide efficiency program, Future Forward, with a focus on streamlining operations, accelerating time to market of new solutions and improving profitability and cash flow. As of December 31, 2023, on a continuing operations basis, we achieved annualized run-rate Future Forward cash savings of over $550 million exiting the quarter, including over $370 million of operational expense savings and approximately $180 million of capital expense savings. We continue to expect cash savings exiting 2024 of $1.0 billion, of which over 75 percent represents run-rate cash savings.

We continue to assist financial institutions and other businesses in migrating to outsourced integrated technology solutions to improve their profitability and address increasing and ongoing regulatory requirements. As a provider of outsourced solutions, we benefit from multi-year recurring revenue streams, which help moderate the effects of broader year-to-year economic and market changes that otherwise might have a larger impact on our results of operations. We believe our integrated solutions and outsourced services are well-positioned to address this outsourcing trend across the markets we serve.

We continue to invest in modernization, innovation and integrated solutions to meet the demands of the markets we serve and compete with global banks, financial and other technology providers, and emerging technology innovators. We invest both internally and through investment opportunities in companies building complementary technologies in the financial services space. Our internal development activities have related primarily to the modernization of our proprietary core systems in each of our segments, design and development of next-generation digital and innovative solutions and development of processing systems and related software applications and risk management platforms. We expect to continue to invest an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems to address emerging technology trends in response to the needs of our clients, and to enhance the capabilities of our outsourcing infrastructure.

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

Recent U.S. bank failures could negatively impact our results to the extent more of our customers become illiquid; however, our current exposure to recent closures is limited, and we may be a long-term beneficiary of these closures. As a leading provider of financial technology services to the top 100 U.S. banks by asset size as well as other global financial institutions, FIS boasts a highly diversified customer base, with no single customer accounting for more than approximately 2% of 2023 revenue from continuing operations. With respect to U.S. financial institution customers that closed during 2023, FIS expects to continue to provide services for the majority of these banks, and our revenue exposure from potential contract terminations related to these banks is not material. Further, FIS' core banking customer contracts are generally structured with fees that increase based on the number of active accounts or transactions rather than the amount of deposits. Thus, to the extent account volume increases, we are positioned to benefit from this growth as a leading core banking services provider to large financial institutions.

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

Cyberattacks on information technology systems and the vendors and technological supply chain they rely on continue to grow in frequency, complexity and sophistication. This is a trend we expect to continue. The continued growth in the frequency, complexity and sophistication of cyberattacks presents both a threat and an opportunity for FIS. Using expertise we have gained from our ongoing focus and investment, we have developed and we offer fraud, security, risk management and compliance solutions to target this growth opportunity in the financial services industry. We also use certain of these solutions to manage our own risks. See Item 1C for additional discussion of how the Company assesses, identifies, and manages cybersecurity risks.

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

Revenue Recognition

Application of GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, complex arrangements with nonstandard terms and conditions may require significant contract interpretation in the determination of distinct performance obligations. Other judgments may include the evaluation of the standalone selling price for each performance obligation and whether separate contracts should be combined and considered part of one arrangement.

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

Purchase Accounting

We allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets and software, are complex and require a significant amount of management judgment. We typically engage third-party valuation specialists to assist us in making fair value determinations. The third-party valuation specialists generally use discounted cash flow models, which require internally-developed assumptions, to determine the acquisition fair value of customer relationship intangible assets and developed technology software assets. Assumptions for customer relationship asset valuations typically include forecasted revenue attributable to existing customer contracts and relationships, estimated annual attrition, forecasted margin, and estimated weighted average cost of capital and discount rates. Assumptions for software asset valuations typically include forecasted revenue attributable to the software assets, obsolescence rates, estimated royalty rates and estimated weighted average cost of capital and discount rates. The forecasted revenue and margins used in the discounted cash flow models are critical estimates in determining the fair value of customer relationships and developed technology software assets as these estimates are influenced by many factors including historical financial information and management’s expectation for future operating results as a combined company.

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

We had no significant business combinations during 2023 and 2022.

Goodwill Impairment

The Company assesses goodwill for impairment by reporting unit on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. Our reporting units are the same as our primary operating segments, with additional reporting units for certain non-strategic businesses within the Corporate and Other segment. Goodwill impairment assessments require a significant amount of management judgment, and a meaningful change in one or more of the underlying forecasts, estimates, or assumptions used in testing goodwill for impairment could result in a material impact on the Company's financial position or results of operations. Based on the results of our assessments, goodwill of the reporting units in our continuing operations was not impaired in any of the periods presented.

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

For our Banking and Capital Markets reporting units, for which previous third-party valuations have historically indicated substantial excess of fair value over carrying amounts, our 2021 qualitative annual assessment concluded that it remained more likely than not that the fair value of each of the reporting units continued to exceed their respective carrying amounts. For 2022, we performed a quantitative annual assessment which again concluded that the fair values of these reporting units substantially exceeded their respective carrying amounts. For 2023, we performed a qualitative annual assessment of these reporting units and concluded that it remained more likely than not that the fair values of these reporting units continued to exceed their respective carrying amounts. Given the substantial excess of fair value over carrying amounts, we believe the likelihood of obtaining materially different results based on a change of assumptions to be low.
Related-Party Transactions

We are a party to certain historical related-party agreements as discussed in Note 19 to the consolidated financial statements. In connection with the closing of the Worldpay Sale, we entered into several agreements with certain Worldpay entities, as further described in Note 24 to the consolidated financial statements.

Consolidated Results of Operations

	Year ended December 31,			$ Change		% Change
				2023 vs	2022 vs	2023 vs	2022 vs
	2023	2022	2021	2022	2021	2022	2021
	(In millions)
Revenue	$9,821	$9,719	$9,339	$102	$380	1%	4%
Cost of revenue	(6,145)	(6,216)	(5,990)	71	(226)	(1)	4
Gross profit	3,676	3,503	3,349	173	154	5	5
Gross profit margin	37%	36%	36%
Selling, general and administrative expenses	(2,096)	(2,182)	(2,115)	86	(67)	(4)	3
Asset impairments	(113)	(103)	(194)	(10)	91	NM	NM
Operating income	1,467	1,218	1,040	249	178	20	17
Operating margin	15%	13%	11%

Revenue

Revenue for the year ended December 31, 2023, increased primarily due to strong recurring revenue growth in the Banking and Capital Markets segments.

Revenue for the year ended December 31, 2022, increased primarily due to strong recurring revenue growth in the Banking and Capital Markets segments. Revenue was negatively impacted by unfavorable foreign currency movements, primarily related to a stronger U.S. Dollar versus the British Pound Sterling and Euro. See "Segment Results of Operations" below for more detailed explanation.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue for the year ended December 31, 2023, decreased due to lower intangible asset amortization resulting primarily from using accelerated amortization methods which apply a declining rate over time, contributing to higher gross profit and gross profit margin.

Cost of revenue for the year ended December 31, 2022, increased due to the revenue variances noted above and cost inflation, partially offset by lower intangible asset amortization resulting primarily from foreign currency movements. Gross profit increased primarily due to revenue variances noted above. Gross profit margin was essentially flat when comparing 2022 to 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2023, decreased primarily due to lower acquisition, integration and other costs partially offset by inflation, which increased corporate expenses as compared to the prior year period.

Selling, general and administrative expenses for the year ended December 31, 2022, increased primarily due to higher compensation and acquisition-related expenses. The 2021 period included accelerated stock compensation expense recorded associated with the establishment of the Qualified Retirement Equity Program that modified our existing stock compensation plans as described in Note 18 to the consolidated financial statements.

Asset Impairments

The year ended December 31, 2023, included impairments primarily related to the termination of certain internally developed software projects. For the year ended December 31, 2022, the Company also recorded impairments related to real estate, a non-strategic business and certain software assets.

For the year ended December 31, 2022, the Company recorded impairments primarily related to real estate, a non-strategic business and certain software assets. During 2021, the Company recorded impairments primarily related to certain software and deferred contract cost assets driven by the Company's platform modernization.

Operating Income and Operating Margin

The annual change in operating income and operating margin for the year ended December 31, 2023 and 2022 resulted from the revenue and cost variances noted above.

Total Other Income (Expense), Net

	Year ended December 31,			$ Change		% Change
				2023 vs	2022 vs	2023 vs	2022 vs
	2023	2022	2021	2022	2021	2022	2021
Other income (expense):	(In millions)
Interest expense, net	$(621)	$(281)	$(212)	$(340)	$(69)	(121)%	(33)%
Other income (expense), net	(183)	4	(109)	(187)	$113	NM	NM
Total other income (expense), net	$(804)	$(277)	$(321)	(527)	$44	NM	NM

The increase in interest expense, net during the year ended December 31, 2023, was primarily due to higher interest rates on our variable-rate debt, including the impact of our fixed-to-variable interest rate swaps discussed further in Note 14 to the consolidated financial statements, offset in part by increased interest income.

The increase in interest expense, net during the year ended December 31, 2022, was primarily due to increased interest expense on senior notes refinanced in 2022 and our variable-rate instruments.

Other income (expense), net for the periods presented consists of various income and expense items outside of the Company's operating activities, including foreign currency transaction remeasurement gains and losses; realized and unrealized gains and losses on equity security investments, including impairment losses on these investments; and fair value adjustments on certain non-operating assets and liabilities, including certain derivatives as further described in Note 14 to the consolidated financial statements.

The $(187) million net change in Other income (expense), net during the year ended December 31, 2023, related primarily to foreign currency transaction remeasurement losses and the impact of the change in fair value of interest rate swaps accounted for as economic hedges during the year ended December 31, 2023. See Note 14 to the consolidated financial statements for further discussion of the interest rate swaps.

The $113 million net change in Other income (expense), net during the year ended December 31, 2022, related primarily to several events that were recorded in the results for the year ended December 31, 2021, and were not repeated in 2022, including a loss on extinguishment of debt of approximately $(528) million (as discussed in Note 13 to the consolidated financial statements), partially offset by a gain on the sale of our equity ownership interest in Cardinal Holdings of approximately $225 million (as discussed in Note 19 to the consolidated financial statements) and a gain of $174 million related to fair value adjustments on equity security investments.

Provision (Benefit) for Income Taxes

	Year ended December 31,			$ Change		% Change
				2023 vs	2022 vs	2023 vs	2022 vs
	2023	2022	2021	2022	2021	2022	2021
	(In millions)
Provision (benefit) for income taxes	$157	$325	$403	$(168)	$(78)	NM	NM
Effective tax rate	24%	35%	56%

The decrease in the effective tax rate for the year ended December 31, 2023, was predominately driven by the decrease in GAAP pre-tax earnings.

The effective tax rate for 2021 includes the one-time net remeasurement of certain deferred tax liabilities due to the increase in the U.K. corporate statutory tax rate from 19% to 25% effective April 1, 2023, enacted on June 10, 2021.

Discontinued Operations

	Year ended December 31,			$ Change		% Change
				2023 vs	2022 vs	2023 vs	2022 vs
	2023	2022	2021	2022	2021	2022	2021
	(In millions)
Revenue	$4,859	$4,809	$4,538	$50	$271	1%	6%
Earnings (loss) from discontinued operations related to major classes of pre-tax earnings (loss)	$(5,549)	$(17,276)	$65	11,727	(17,341)	NM	NM
Loss on assets held for sale	$(1,909)	$—	$—	(1,909)	—	NM	NM
Earnings (loss) from discontinued operations, net of tax attributable to FIS	$(7,157)	$(17,328)	$97	10,171	(17,425)	NM	NM

Revenue from discontinued operations for the year ended December 31, 2023, increased from the prior year primarily due to eCommerce volume growth.

Revenue from discontinued operations for the year ended December 31, 2022, increased from the prior year primarily due to eCommerce volume growth, aided by the ongoing global economic recovery from the COVID-19 pandemic.

For the year ended December 31, 2023, earnings (loss) from discontinued operations related to major classes of pre-tax earnings (loss) was primarily a result of a $6.8 billion goodwill impairment recorded as discussed in Note 3 to the consolidated financial statements.

For the year ended December 31, 2022, earnings (loss) from discontinued operations related to major classes of pre-tax earnings (loss) was primarily a result of a $17.6 billion goodwill impairment recorded as discussed in Note 3 to the consolidated financial statements.

For the year ended December 31, 2023, we recorded a pre-tax loss on the disposal of discontinued operations of $1.9 billion, reflecting the establishment of a valuation allowance to reduce the Worldpay Merchant Solutions disposal group's carrying value down to fair value less cost to sell as discussed in Note 3 to the consolidated financial statements.

For the year ended December 31, 2023, loss from discontinued operations, net of tax decreased primarily due to a reduction in the goodwill impairment recorded during the year ended December 31, 2023, as compared to the goodwill impairment recorded during the year ended December 31, 2022, partially offset by the valuation allowance recorded in the third and fourth quarters of 2023, as noted above.

For the year ended December 31, 2022, as compared to 2021, the loss from discontinued operations, net of tax was driven primarily due to the goodwill impairment recorded during the year ended December 31, 2022, as discussed above.

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

Banking Solutions

	Years ended December 31,			$ Change		% Change
				2023 vs	2022 vs	2023 vs	2022 vs
	2023	2022	2021	2022	2021	2022	2021
	(In millions)
Revenue	$6,733	$6,624	$6,361	$109	$263	2%	4%
Adjusted EBITDA	$2,928	$2,882	$2,894	46	(12)	2	—
Adjusted EBITDA margin	43.5%	43.5%	45.5%
Adjusted EBITDA margin basis points change	—	(200)

Year ended December 31, 2023, compared to 2022:

Revenue in our Banking segment increased 2% for the year ended December 31, 2023. Recurring revenue contributed 3% to total segment growth, as payments volumes increased year over year, including in our commercial services and value-added processing businesses. Non-recurring and professional services revenue contributed a combined (1%) to total segment growth.

Adjusted EBITDA increased year over year due to the revenue impacts noted above and savings generated from the Company's Future Forward initiatives. Adjusted EBITDA margin was flat year over year, as Future Forward cost savings offset unfavorable revenue mix year over year, including a reduction in high-margin license and termination fee revenue.

Year ended December 31, 2022, compared to 2021:

Revenue in our Banking segment increased 4% for the year ended December 31, 2022. Recurring revenue contributed 5% to total segment growth, primarily due to the ramp-up of several large contracts. Revenue was negatively impacted by foreign currency movements, which contributed (1%) to total segment growth primarily related to a stronger U.S. Dollar versus the Euro and the British Pound Sterling.

Adjusted EBITDA and Adjusted EBITDA margin decreased as the revenue impacts noted above were offset by lower-margin revenue mix and cost inflation.

Capital Market Solutions

	Years ended December 31,			$ Change		% Change
				2023 vs	2022 vs	2023 vs	2022 vs
	2023	2022	2021	2022	2021	2022	2021
	(In millions)
Revenue	$2,766	$2,631	$2,495	$135	$136	5%	5%
Adjusted EBITDA	$1,390	$1,338	$1,235	52	103	4	8
Adjusted EBITDA margin	50.3%	50.9%	49.5%
Adjusted EBITDA margin basis points change	(60)	140

Year ended December 31, 2023, compared to 2022:

Revenue in our Capital Markets segment increased 5% for the year ended December 31, 2023. Recurring revenue contributed 6% to total segment growth due to strong new sales momentum and continued movement to a SaaS-based recurring revenue model. Professional services revenue contributed (1%) to total segment growth.

Adjusted EBITDA increased year over year due to the revenue impacts noted above. Adjusted EBITDA margin declined year over year due to revenue mix.

Year ended December 31, 2022, compared to 2021:

Revenue in our Capital Markets segment increased 5% for the year ended December 31, 2022. Recurring revenue contributed 7% to total segment growth due to strong new sales momentum and continued movement to a SaaS-based recurring revenue model. Revenue was also negatively impacted by unfavorable foreign currency movements, which contributed (2%) to total segment growth primarily related to a stronger U.S. Dollar versus the British Pound Sterling.

Adjusted EBITDA increased primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased primarily due to continued expense management and operating leverage.

Corporate and Other

	Years ended December 31,			$ Change		% Change
				2023 vs	2022 vs	2023 vs	2022 vs
	2023	2022	2021	2022	2021	2022	2021
	(In millions)
Revenue	$322	$464	$483	$(142)	$(19)	(31)%	(4)%
Adjusted EBITDA	$(346)	$(259)	$(360)	(87)	101	34	(28)

Year ended December 31, 2023, compared to 2022:

Revenue in our Corporate and Other segment decreased 31% for the year ended December 31, 2023, due to the ramp down of non-strategic businesses, as well as prior year divestitures.

Adjusted EBITDA decreased as a result of the revenue impacts noted above, as well as higher corporate expenses as compared to the prior year period.

Year ended December 31, 2022, compared to 2021:

Revenue in the Corporate and Other segment decreased 4% for the year ended December 31, 2023, primarily due to divestitures of non-strategic businesses in 2022 as well as client attrition in our non-strategic businesses.

Adjusted EBITDA increased due to lower corporate costs as compared to prior year. Adjusted EBITDA was positively impacted by favorable foreign currency movements related to a stronger U.S. Dollar versus the British Pound Sterling and Indian Rupee.

Liquidity and Capital Resources

Cash Requirements

Our principal ongoing cash requirements include operating expenses, income taxes, mandatory debt service payments, capital expenditures, stockholder dividends, working capital and timing differences in settlement-related assets and liabilities and may include discretionary debt repayments, share repurchases and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Credit Facility, the U.S. commercial paper program and the Euro-commercial paper program discussed in Note 13 to the consolidated financial statements, in addition to the net proceeds from the Worldpay Sale which closed on January 31, 2024.

As of December 31, 2023, the Company had $3,053 million of available liquidity, including $440 million of cash and cash equivalents, exclusive of discontinued operations, and $2,613 million of capacity available under its Revolving Credit Facility and Incremental Revolving Credit Facility. Approximately $9 million of cash and cash equivalents is held by our foreign entities, including amounts related to regulatory requirements. The majority of our domestic cash and cash equivalents relates to settlement payables and net deposits-in-transit, which are typically settled within a few business days. Debt outstanding totaled $19.1 billion, with an effective weighted average interest rate of 3.5%. As of December 31, 2023, our assets held for sale included $1,380 million of cash and cash equivalents which the Company will not be able to access following the separation of the Worldpay Merchant Solutions business. Such amount of cash and cash equivalents in assets held for sale is inclusive of $1,190 million in cash and cash equivalents held by foreign entities, including amounts related to regulatory requirements.

Although we continue to evaluate the optimal capital structure for our business following the completion of the Worldpay Sale, we intend to maintain investment grade debt ratings for FIS.

We believe that our current level of cash and cash equivalents plus cash flows from operations will be sufficient to fund our operating cash requirements, capital expenditures and mandatory debt service payments for the next 12 months and the foreseeable future.
In February 2024, the Board of Directors approved a quarterly dividend of $0.36 per share beginning with the first quarter of 2024. A regular quarterly dividend of $0.36 per common share is payable on March 22, 2024, to shareholders of record as of the close of business on March 8, 2024. We currently expect to continue to pay quarterly dividends at a target payout ratio consistent with our capital allocation strategy, without regard to net earnings (loss) attributable to the non-controlling interest retained in Worldpay post-separation. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The share repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the share repurchase program, the Company repurchased approximately 9 million shares for an aggregate of $0.5 billion in 2023, 21 million shares for an aggregate of $1.8 billion in 2022 and approximately 15 million shares for an aggregate of $2.0 billion during 2021. Approximately 55 million shares remain available for repurchase as of December 31, 2023. We plan to continue to prioritize debt reduction and share repurchases under the current share repurchase authorization. We now intend to repurchase approximately at least $3.5 billion of our shares outstanding by year end 2024.

Cash Flows from Operations

Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization and other non-cash items including asset impairments. Cash flows from operations, inclusive of discontinued operations, were $4,335 million, $3,939 million and $4,810 million in 2023, 2022 and 2021, respectively (see Note 3 to the consolidated financial statements for cash provided by operating activities of discontinued operations). Cash flows from operations increased $396 million in 2023 and decreased $871 million in 2022. The 2023 increase in cash flows from operations is primarily due to working capital improvements, partially offset by settlement timing. The 2022 decrease in cash flows from operations is primarily due to a decrease in net earnings and settlement timing, partially offset by working capital.

Cash Flows from Investing

Our principal investing activity relates to capital expenditures for software (purchased and internally developed) and property and equipment. Inclusive of discontinued operations, we invested approximately $1,122 million, $1,390 million and $1,251 million in capital expenditures (excluding other financing obligations for certain hardware and software) during 2023, 2022 and 2021, respectively (see Note 3 to the consolidated financial statements for capital expenditures from discontinued operations). We expect to continue investing in software and in property and equipment to support our business.

We also invest in acquisitions that complement and extend our existing solutions and capabilities and provide additional solutions to our portfolio, and we dispose of assets that are no longer considered strategic. In the fourth quarter of 2023, we paid $202 million related to new acquisitions. In 2021, we used approximately $767 million of cash (net of cash acquired, including restricted cash) for an acquisition within the Worldpay Merchant Solutions business, which is included in discontinued operations. In 2021, we received approximately $367 million of cash for the net proceeds from the sale of our equity ownership interest in Cardinal Holdings. We expect to continue to invest in acquisitions as part of our strategy to add solutions to help win new clients and cross-sell to existing clients.

Cash flows from investing also occasionally include cash received or paid relative to other activities that are not regularly recurring in nature. In 2023, we paid approximately $20 million, and in 2022, we received approximately $726 million, of net cash related to the settlement of cross-currency interest rate swaps.

Cash Flows from Financing

Cash flows from financing principally involve borrowing funds, repaying debt and the payment of dividends. For information regarding the Company's debt and financing activity, see "Risk Factors—Risks Related to Our Indebtedness" in Item 1A and "Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk" in Item 7A of this Annual Report and Notes 13 and 14 to the consolidated financial statements.

In 2023, we paid $173 million related to the 2020 Virtus acquisition to redeem a put option exercised by the founders as described in Note 14 to the consolidated financial statements. Cash flows from financing activities for 2023, 2022 and 2021 also included payments on contingent value rights and a tax receivable agreement, which are included in discontinued operations.

Contractual Obligations

FIS' long-term contractual obligations generally include its long-term debt, interest on long-term debt including the impact of accounting hedges, net coupon payments on undesignated interest rate swaps, lease payments on certain of its property and equipment and payments for certain purchase commitments and other obligations. See Notes 13, 14 and 15 to the consolidated financial statements for information on our long-term debt, financial instruments and operating leases, respectively. The following table summarizes FIS' other significant contractual obligations and commitments as of December 31, 2023 (in millions):

		Payments Due in
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Interest (1)	$3,617	$558	$607	$502	$1,950
Purchase commitments (2)	868	466	393	9	—
Interest rate swap net coupons (3)	778	127	217	217	217
Total	$5,263	$1,151	$1,217	$728	$2,167

(1)The amounts above include the impact of accounting hedges and assume that (a) applicable margins and commitment fees remain constant; (b) variable-rates in effect as of December 31, 2023, remain constant; (c) no refinancing occurs at debt maturity; (d) only mandatory debt repayments are made; (e) no new hedging transactions are effected; and (f) there are no future currency effects.
(2)Includes obligations principally for software, maintenance, and consulting and outsourced services, including cloud hosting and data centers.
(3)The amounts above reflect the net coupon payments on the fixed-to-variable and offsetting variable-to-fixed interest rate swaps, as described in Note 14, that result in a net fixed coupon spread payable by the Company; the amounts also assume that there are no future currency effects.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

No new accounting pronouncement adopted or effective during the fiscal year had or is expected to have material impact on our consolidated financial statements or disclosures.

Recent Accounting Guidance Not Yet Adopted

See Note 2 (u) to the consolidated financial statements for information on recent accounting guidance not yet adopted.

No other newly issued accounting pronouncements not yet effective during the fiscal year are expected to have a material impact on our consolidated financial statements or disclosures.

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

Our fixed-rate senior notes (as included in Note 13 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of December 31, 2023. The carrying value, excluding the fair value basis adjustments due to interest rate swaps described below and unamortized discounts, of our senior notes was $14.8 billion as of December 31, 2023. The fair value of our senior notes was approximately $13.7 billion as of December 31, 2023. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, Revolving Credit Facility and Incremental Revolving Credit Facility (as included in Note 13 to the consolidated financial statements) (collectively, "variable-rate debt"). As of December 31, 2023, the notional amounts of our fixed-to-variable interest rate swaps no longer contribute to interest rate risk, as described further below. At December 31, 2023, our weighted-average cost of debt was 3.5% with a weighted-average maturity of 5.2 years; 77% of our debt was fixed rate, and the remaining 23% was variable-rate debt, inclusive of fair value basis adjustments due to interest rate swaps. A 100 basis-point increase in the weighted-average interest rate on our variable-rate debt would have increased our 2023 annual interest expense by $49 million. We performed the foregoing sensitivity analysis based solely on the outstanding balance of our variable-rate debt as of December 31, 2023. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on the outstanding balance of our variable-rate debt as of December 31, 2022, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $75 million.

During the quarter ended September 30, 2023, the Company de-designated its fixed-to-variable interest rate swaps as fair value hedges for accounting purposes and entered into offsetting variable-to-fixed interest rate swaps. The Company accounts for the de-designated fixed-to-variable and offsetting variable-to-fixed interest rate swaps as economic hedges; as such, effective as of the de-designation dates, changes in interest rates associated with the variable leg of the interest rate swaps do not affect the interest expense that we recognize, eliminating our variable-rate risk on our fixed-to-variable interest rate swaps. The de-designation of the fixed-to-variable interest rate swaps resulted in final fair value basis adjustments that are amortized into interest expense over the remaining periods to maturity of the respective debt as described in Note 14 to the consolidated financial statements. The fair value basis adjustments recorded as a decrease of the long-term debt totaled $594 million, net of amortization, as of December 31, 2023, with $41 million amortized as interest expense for the year ending December 31, 2023.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. During the years ended December 31, 2023, 2022 and 2021, we generated approximately $1,261 million, $1,288 million and $1,330 million, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Brazilian Real, Swedish Krona, Australian Dollar and Indian Rupee. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the years ended December 31, 2023, 2022 and 2021 (in millions):

Currency	2023	2022	2021
Pound Sterling	$43	$42	$41
Euro	25	26	28
Real	14	15	14
Swedish Krona	10	7	7
Rupee	6	9	11
Australian Dollar	7	7	6
Total increase or decrease	$105	$106	$107

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenue and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. We do periodically enter into foreign currency forward contracts to hedge foreign currency exposure to intercompany loans, other balance sheet items or expected foreign currency cash flows resulting from forecasted transactions. The Company also utilizes foreign currency-denominated debt and cross-currency interest rate swaps designated as net investment hedges in order to reduce the volatility of the net investment value of certain of its Euro and Pound Sterling functional subsidiaries and utilizes cross-currency interest rate swaps designated as fair value hedges in order to mitigate the impact of foreign currency risk associated with our foreign currency-denominated debt (see Note 14 to the consolidated financial statements).

Item 8.    Financial Statements and Supplementary Data

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Fidelity National Information Services, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Fidelity National Information Services, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings (loss), comprehensive earnings (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Fidelity National Information Services, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings (loss), comprehensive earnings (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Sale of Worldpay Merchant Business

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company completed the sale of a 55% equity interest in their Worldpay Merchant Solutions business to private equity funds managed by GTCR, LLC on January 31, 2024.

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

Sufficiency of audit evidence over revenue

As disclosed in Note 5 to the consolidated financial statements, the Company's revenue consists of the following types of revenue streams: i) transaction processing and services, ii) software maintenance, iii) software license, iv) professional services, and v) other recurring and non-recurring fees.

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

The following are the primary procedures we performed to address this critical audit matter. Based on our knowledge of the Company, we applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. Specifically, we:

•evaluated the design and tested the operating effectiveness of certain internal controls within relevant revenue recognition processes, including general IT controls and IT application controls

• involved IT professionals, who assisted in the identification and testing of certain IT systems and related controls that are used by the Company in its revenue recognition process

•selected certain individual contracts and read the underlying contract and other documents that were part of the contract for each selection and evaluated the consistency of the revenue recognition determinations with the Company's accounting policies and revenue recognition requirements

•assessed the recorded revenue by selecting a sample of transactions and comparing the amounts recognized for consistency with the Company's accounting policies and underlying documentation, including contracts with customers and other relevant and reliable third-party data.

We evaluated the sufficiency of the audit evidence obtained by assessing the results of procedures performed over revenue.

Sufficiency of audit evidence over the reporting of discontinued operations

As discussed in Notes 1 and 3 to the consolidated financial statements, on January 31, 2024, the Company completed the previously announced sale of a 55% equity interest in its Worldpay Merchant Solutions business (the Disposal Group). During the third quarter of fiscal year 2023, management determined that the proposed sale met the criteria for the Disposal Group to be classified as held-for-sale and the associated results of operations were presented as discontinued operations for all periods presented in accordance with Accounting Standard Codification 205-20, Discontinued Operations (ASC 205-20). The Worldpay Merchant Solutions business includes the former Merchant Solutions segment in addition to an insignificant non-strategic business previously included in the Corporate and Other segment. The Company's presentation of discontinued operations excludes general corporate overhead costs which were historically allocated to the Worldpay Merchant Solutions business. The assets and liabilities of the Disposal Group were $27,220 million and $9,977 million as of December 31, 2023 and $34,754 million, and $8,737 million as of December 31, 2022, respectively. The Earnings (loss) from discontinued operations, net of tax, were $(7,157) million, $(17,328) million, and $97 million, respectively, for each of the years in the three-year period ended December 31, 2023.

We identified the evaluation of the sufficiency of audit evidence over the reporting of discontinued operations as a critical audit matter. Evaluating the sufficiency of audit evidence required subjective auditor judgment due to the manual process and volume of financial information used to determine the assets and liabilities of the Disposal Group, and the related results of operations, cash flows, and disclosures.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the reporting of discontinued operations. Specifically, we:

•evaluated the design and tested the operating effectiveness of certain internal controls within the Company's discontinued operations process, including controls over the amounts recorded and disclosed

•obtained and read the purchase and sale agreement for the proposed sale and compared the terms of that agreement to the identification of the assets and liabilities included in the Disposal Group

•assessed the Company's identification of assets and liabilities and the related results of operations and cash flows of the Disposal Group by testing the completeness and accuracy of the Company's accounting data and schedules that segregate the Disposal Group from the continuing operations of the Company

•assessed the completeness and accuracy of the presentation and disclosures related to the discontinued operations under ASC 205-20.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

/s/  KPMG LLP

We have served as the Company's auditor since 2004.

Jacksonville, Florida
February 26, 2024

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2023 and 2022
(In millions, except per share amounts)

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$440	$456
Settlement assets	617	592
Trade receivables, net of allowance for credit losses of $31 and $31, respectively	1,730	1,834
Other receivables	287	437
Prepaid expenses and other current assets	603	509
Current assets held for sale	10,111	8,990
Total current assets	13,788	12,818
Property and equipment, net	695	709
Goodwill	16,971	16,816
Intangible assets, net	1,823	2,468
Software, net	2,115	2,055
Other noncurrent assets	1,528	1,675
Deferred contract costs, net	1,076	973
Noncurrent assets held for sale	17,109	25,764
Total assets	$55,105	$63,278
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$1,859	$1,583
Settlement payables	635	613
Deferred revenue	832	777
Short-term borrowings	4,760	3,755
Current portion of long-term debt	1,348	2,130
Current liabilities held for sale	8,884	7,366
Total current liabilities	18,318	16,224
Long-term debt, excluding current portion	12,970	14,206
Deferred income taxes	2,179	2,689
Other noncurrent liabilities	1,446	1,382
Noncurrent liabilities held for sale	1,093	1,371
Total liabilities	36,006	35,872

Redeemable noncontrolling interest	—	180
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.01 par value, 750 shares authorized, 631 and 630 shares issued as of December 31, 2023 and 2022, respectively	6	6
Additional paid in capital	46,935	46,735
(Accumulated deficit) retained earnings	(22,864)	(14,971)
Accumulated other comprehensive earnings (loss)	(260)	(360)
Treasury stock, $0.01 par value, 48 and 39 common shares as of December 31, 2023 and 2022, respectively, at cost	(4,724)	(4,192)
Total FIS stockholders’ equity	19,093	27,218
Noncontrolling interest	6	8
Total equity	19,099	27,226
Total liabilities, redeemable noncontrolling interest and equity	$55,105	$63,278
See accompanying notes, which are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings (Loss)
Years Ended December 31, 2023, 2022 and 2021
(In millions, except per share amounts)

	2023	2022	2021
Revenue	$9,821	$9,719	$9,339
Cost of revenue	6,145	6,216	5,990
Gross profit	3,676	3,503	3,349
Selling, general and administrative expenses	2,096	2,182	2,115
Asset impairments	113	103	194
Operating income	1,467	1,218	1,040
Other income (expense):
Interest income	92	17	2
Interest expense	(713)	(298)	(214)
Other income (expense), net	(183)	4	(109)
Total other income (expense), net	(804)	(277)	(321)
Earnings (loss) before income taxes and equity method investment earnings (loss)	663	941	719
Provision (benefit) for income taxes	157	325	403
Equity method investment earnings (loss)	—	—	6
Net earnings (loss) from continuing operations	506	616	322
Earnings (loss) from discontinued operations, net of tax	(7,153)	(17,324)	102
Net earnings (loss)	(6,647)	(16,708)	424
Net (earnings) loss attributable to noncontrolling interest from continuing operations	(3)	(8)	(2)
Net (earnings) loss attributable to noncontrolling interest from discontinued operations	(4)	(4)	(5)
Net earnings (loss) attributable to FIS	$(6,654)	$(16,720)	$417

Net earnings (loss) attributable to FIS:
Continuing operations	$503	$608	$320
Discontinued operations	(7,157)	(17,328)	97
Total	$(6,654)	$(16,720)	$417
Basic earnings (loss) per common share attributable to FIS:
Continuing operations	$0.85	$1.01	$0.52
Discontinued operations	(12.11)	(28.69)	0.16
Total	$(11.26)	$(27.68)	$0.68
Diluted earnings (loss) per common share attributable to FIS:
Continuing operations	$0.85	$1.01	$0.52
Discontinued operations	(12.11)	(28.69)	0.16
Total	$(11.26)	$(27.68)	$0.67
Weighted average common shares outstanding:
Basic	591	604	616
Diluted	591	604	621
Amounts in table may not sum or calculate due to rounding.
See accompanying notes, which are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
Years Ended December 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Net earnings (loss)	$(6,647)	$(16,708)	$424
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustments	$586	$(2,042)	$(730)
Change in fair value of net investment hedges	(677)	1,395	1,195
Excluded components of fair value hedges	74	—	—
Other adjustments	1	39	14
Other comprehensive earnings (loss), before tax	(16)	(608)	479
Provision for income tax (expense) benefit related to items of other comprehensive earnings (loss)	116	(4)	(284)
Other comprehensive earnings (loss), net of tax	100	(612)	195
Comprehensive earnings (loss)	(6,547)	(17,320)	619
Net (earnings) loss attributable to noncontrolling interest	(7)	(12)	(7)
Comprehensive earnings (loss) attributable to FIS common stockholders	$(6,554)	$(17,332)	$612
See accompanying notes, which are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2023, 2022 and 2021
(In millions, except per share amounts)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2020	621	(1)	$6	$45,947	$3,440	$57	$(150)	$13	$49,313
Issuance of restricted stock	4	—	—	2	—	—	—	—	2
Exercise of stock options	—	—	—	128	—	—	—	—	128
Purchases of treasury stock	—	(15)	—	—	—	—	(1,996)	—	(1,996)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(120)	—	(120)
Stock-based compensation	—	—	—	383	—	—	—	—	383
Cash dividends declared ($1.56 per share) and other distributions	—	—	—	—	(968)	—	—	(9)	(977)
Other	—	—	—	6	—	—	—	—	6
Net earnings	—	—	—	—	417	—	—	7	424
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	195	—	—	195
Balances, December 31, 2021	625	(16)	$6	$46,466	$2,889	$252	$(2,266)	$11	$47,358
Issuance of restricted stock	5	—	—	(7)	—	—	12	—	5
Exercise of stock options	—	—	—	61	—	—	—	—	61
Purchases of treasury stock	—	(21)	—	—	—	—	(1,829)	—	(1,829)
Treasury shares held for taxes due upon exercise of stock awards	—	(2)	—	—	—	—	(109)	—	(109)
Stock-based compensation	—	—	—	215	—	—	—	—	215
Cash dividends declared ($1.88 per share) and other distributions	—	—	—	—	(1,140)	—	—	(10)	(1,150)
Net earnings (loss)	—	—	—	—	(16,720)	—	—	7	(16,713)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(612)	—	—	(612)
Balances, December 31, 2022	630	(39)	$6	$46,735	$(14,971)	$(360)	$(4,192)	$8	$27,226
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	40	—	—	—	—	40
Purchases of treasury stock	—	(9)	—	—	—	—	(510)	—	(510)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(22)	—	(22)
Stock-based compensation	—	—	—	153	—	—	—	—	153
Cash dividends declared ($2.08 per share) and other distributions	—	—	—	—	(1,239)	—	—	(9)	(1,248)
Other	—	—	—	7	—	—	—	—	7
Net earnings (loss)	—	—	—	—	(6,654)	—	—	7	(6,647)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	100	—	—	100
Balances, December 31, 2023	631	(48)	6	46,935	(22,864)	(260)	(4,724)	6	19,099
(1)    Excludes redeemable noncontrolling interest that is not considered equity. See Note 4, Virtus Acquisition, for additional information.
See accompanying notes, which are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Cash flows from operating activities:
Net earnings (loss)	$(6,647)	$(16,708)	$424
Adjustment to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,675	3,846	4,015
Amortization of debt issuance costs	29	31	30
Asset impairments	6,957	17,709	202
Loss on assets held for sale	1,909	—	—
Loss (gain) on sale of businesses, investments and other	97	(53)	(227)
Loss on extinguishment of debt	—	—	528
Stock-based compensation	154	215	383
Deferred income taxes	(705)	(544)	(81)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	124	(155)	(552)
Settlement activity	151	287	653
Prepaid expenses and other assets	(198)	(319)	(526)
Deferred contract costs	(480)	(479)	(453)
Deferred revenue	32	21	23
Accounts payable, accrued liabilities, and other liabilities	237	88	391
Net cash provided by operating activities	4,335	3,939	4,810

Cash flows from investing activities:
Additions to property and equipment	(142)	(268)	(320)
Additions to software	(980)	(1,122)	(931)
Acquisitions, net of cash acquired	(202)	—	(767)
Net proceeds from sale of businesses and investments	45	50	370
Settlement of net investment hedge cross-currency interest rate swaps	(20)	726	(24)
Proceeds from sale of Visa preferred stock	—	269	—
Other investing activities, net	(53)	(28)	(99)
Net cash provided by (used in) investing activities	(1,352)	(373)	(1,771)

Cash flows from financing activities:
Borrowings	93,119	75,335	54,073
Repayment of borrowings and other financing obligations	(94,513)	(74,410)	(53,440)
Debt issuance costs	(3)	(23)	(74)
Net proceeds from stock issued under stock-based compensation plans	41	57	121
Treasury stock activity	(522)	(1,938)	(2,114)
Dividends paid	(1,231)	(1,138)	(961)
Payments on contingent value rights	—	(245)	—
Payments on tax receivable agreement	(197)	(185)	(85)
Purchase of noncontrolling interest	(173)	—	—
Other financing activities, net	(14)	(26)	(58)
Net cash provided by (used in) financing activities	(3,493)	(2,573)	(2,538)
Effect of foreign currency exchange rate changes on cash	111	(463)	(248)
Net increase (decrease) in cash, cash equivalents and restricted cash	(399)	530	253
Cash, cash equivalents and restricted cash, beginning of year	4,813	4,283	4,030
Cash, cash equivalents and restricted cash, end of year	$4,414	$4,813	$4,283

Supplemental cash flow information:
Cash paid for interest	$696	$417	$491
Cash paid for income taxes	$402	$963	$440
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

(1)    Organization

FIS is a leading global provider of financial services technology solutions for financial institutions, businesses and developers. We improve the digital transformation of our financial economy, advancing the way the world pays, banks and invests.

On January 31, 2024, the Company completed the previously announced sale ("the Worldpay Sale") of a 55% equity interest in its Worldpay Merchant Solutions business to private equity funds managed by GTCR (such funds, the "Buyer"). As of closing, FIS retained a non-controlling 45% ownership interest in a new standalone joint venture ("the Joint Venture" or "Worldpay"). Following the closing of the Worldpay Sale, FIS' share of the net income of the Joint Venture is going to be reported as equity method investment earnings (loss).

During the third quarter of fiscal year 2023, the Company analyzed quantitative and qualitative factors relevant to the Worldpay Merchant Solutions disposal group in accordance with ASC 205-20 and determined that the accounting criteria to be classified as held for sale were met, when a definitive purchase agreement was signed. Accordingly, the assets and liabilities of the disposal group are presented separately on the consolidated balance sheets for all periods presented. In addition, the disposition represents a strategic shift that will have a major impact on the Company's operations and financial results. As a result, the operating results of the Worldpay Merchant Solutions business have been reflected as discontinued operations for all periods presented and as such, have been excluded from continuing operations and segment results. The Company's cash flows are presented inclusive of discontinued operations on the consolidated statement of cash flows for all periods presented. Total cash flows from operating, investing and financing activities for discontinued operations are presented in Note 3.

The Worldpay Merchant Solutions business included the former Merchant Solutions segment in addition to a business previously included in the Corporate and Other segment, which have been recast as discontinued operations for all periods presented. Accordingly, the Company no longer reports the Merchant Solutions segment; it now reports its financial performance based on the following segments: Banking Solutions ("Banking"), Capital Market Solutions ("Capital Markets") and Corporate and Other. As a result of our ongoing portfolio assessments, the Company reclassified certain businesses from Capital Markets to Banking and to Corporate and Other during the quarter ended March 31, 2023, and reclassified certain non-strategic operations from Banking to Corporate and Other during the quarter ended December 31, 2023. The Company recast all prior-period segment information presented to reflect these reclassifications. See Note 22 for more information regarding our segments.

Amounts in tables in the financial statements and accompanying footnotes may not sum or calculate due to rounding.

2.Summary of Significant Accounting Policies

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

The Company records restricted cash in captions other than Cash and cash equivalents in the consolidated balance sheets. The reconciliation between Cash and cash equivalents in the consolidated balance sheets and Cash, cash equivalents and restricted cash per the consolidated statements of cash flows is as follows (in millions):

	December 31.
	2023	2022
Cash and cash equivalents on the consolidated balance sheets	$440	$456
Merchant float from discontinued operations included in current assets held for sale (1)	2,594	2,625
Cash from discontinued operations included in current assets held for sale	1,380	1,732
Total Cash, cash equivalents and restricted cash per the consolidated statements of cash flows	$4,414	$4,813
(1)Merchant float funds are considered restricted cash.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for settlement assets and payables as well as short-term borrowings approximate their fair values because of their immediate or short-term maturities. The fair value of the Company's long-term debt is based on quoted prices of our senior notes and trades of our debt in close proximity to year end, which are considered Level 2-type measurements. The Company also holds, or has held, certain derivative instruments, specifically interest rate swaps, cross-currency interest rate swaps and foreign currency exchange forward contracts, which are also valued using Level 2-type measurements. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts the Company could realize or settle currently.

(d)Derivative Financial Instruments

The Company enters into derivatives to manage foreign currency and interest rate risk; the Company does not use derivatives for trading purposes, to generate income or to engage in speculative activity.

During all periods presented, the Company used cross-currency interest rate swaps to engage in hedging activities relating to changes in foreign currency exchange rates impacting its investment in certain foreign-currency-denominated operations. The Company designated these cross-currency interest rate swaps as net investment hedges. The Company also utilized foreign-currency-denominated debt as non-derivative net investment hedges. During 2023, the Company also utilized cross-currency interest rate swaps to engage in hedging activities relating to its exposure to foreign currency risk associated with its foreign currency-denominated debt. The Company designated these cross-currency interest rate swaps as fair value hedges.

During all periods presented, the Company used fixed-to-variable interest rate swaps to engage in hedging activities relating to changes in interest rates impacting the fair value of its fixed-rate long-term debt. The Company designated these interest rate swaps as fair value hedges. During the quarter ended September 30, 2023, the Company de-designated these interest rate swaps as fair value hedges and entered into offsetting variable-to-fixed interest rate swaps. The de-designated and new interest rate swaps are accounted for as economic hedges.

During 2023, the Company used foreign currency forward contracts as economic hedges to reduce the foreign currency risk associated with foreign currency-denominated debt expected to be paid off with U.S. dollar proceeds received from the Worldpay Sale during the first quarter of 2024 (see Note 1). During 2022, the Company used foreign currency forward contracts as economic hedges to reduce the foreign currency risk associated with payments due at maturity of the Company's foreign currency-denominated debt and cross-currency interest rate swaps.

The Company records all derivatives, whether designated in accounting hedging relationships or not, on the consolidated balance sheets at fair value. The Company's derivative contracts are generally subject to master netting arrangements, which contain various netting and setoff provisions; however, the Company has elected to record derivative assets and liabilities on a

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
gross basis in the accompanying consolidated balance sheets in Prepaid expenses and other current assets; Other noncurrent assets; Accounts payable, accrued and other liabilities; or Other noncurrent liabilities, as appropriate. See Notes 14 and 20 for additional details, including accounting policies.

(e)Allowance for Credit Losses

The Company monitors trade receivable balances and contract assets as well as other receivables and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events, changes in client creditworthiness, client payment terms and collection trends. The allowance for credit losses is separate from the chargeback liability described in Note 3.

(f)Settlement Assets and Payables

The principal components of the Company's settlement assets and payables on the consolidated balance sheets are as follows (in millions):

	December 31,
	2023	2022
Settlement assets
Settlement deposits	$463	$439
Settlement receivables	154	153
Total Settlement assets	$617	$592

Settlement payables	$635	$613

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

(g)Contract Related Balances

The payment terms and conditions in our customer contracts may vary. In some cases, customers pay in advance of our delivery of solutions or services; in other cases, payment is due as services are performed or in arrears following the delivery of the solutions or services. Differences in timing between revenue recognition and invoicing result in accrued trade receivables, contract assets, or deferred revenue on our consolidated balance sheets. Trade receivables are accrued when revenue is recognized prior to invoicing but the right to payment is unconditional (i.e., only the passage of time is required). This occurs most commonly when software term licenses recognized at a point in time are paid for periodically over the license term. Contract assets result when amounts allocated to distinct performance obligations are recognized when or as control of a solution or service is transferred to the customer but invoicing is contingent on performance of other performance obligations or on completion of contractual milestones. Contract assets are transferred to trade receivables when the rights become unconditional, typically upon invoicing of the related performance obligations in the contract or upon achieving the requisite project milestone. Deferred revenue results from customer payments in advance of our satisfaction of the associated performance obligation(s) and relates primarily to prepaid maintenance or other recurring services. Deferred revenue is relieved as revenue is recognized. Contract assets and deferred revenue are reported on a contract-by-contract basis at the end of each reporting period. At December 31, 2023 and 2022, contract assets of $227 million and $207 million, respectively, are included in Prepaid expenses and other current assets and $240 million and $122 million, respectively are included in Other noncurrent assets on the consolidated balance sheets. Noncurrent deferred revenue is included in Other noncurrent liabilities as detailed in

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 12. Changes in the contract assets and deferred revenue balances for the years ended December 31, 2023 and 2022, were not materially impacted by any factors other than those described above. In some cases, signing bonuses are paid, or credits are offered, to customers in connection with the origination or renewal of customer contracts. These incentives are recorded as Other noncurrent assets on our consolidated balance sheets and amortized on a straight-line basis as a reduction of revenue over the lesser of the useful life of the solution or the expected customer relationship period for new contracts or over the contract period for renewal contracts.
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

(i)Impairment of Long-Lived Assets and Intangible Assets with Finite Useful Lives

Long-lived assets and intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset, which are Level 3-type measurements. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no significant impairments of long-lived assets or intangible assets with finite useful lives during the years ended December 31, 2023 and 2021. During the year ended December 31, 2022, the Company recognized impairment losses totaling $71 million on certain long-lived assets, primarily related to reducing office space, including $43 million for operating lease right-of-use assets.

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

See Note 9 for software asset impairment losses and incremental software amortization expense recognized during the years ended December 31, 2023, 2022 and 2021.

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

See Note 10 for deferred contract cost asset impairment losses during 2021 and incremental amortization expense recognized during the years ended December 31, 2023, 2022 and 2021. There were no significant deferred contract cost asset impairment losses recognized during the years ended December 31, 2023 and 2022.

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

(q)Cost of Revenue and Selling, General and Administrative Expenses

Cost of revenue consists of costs directly associated with providing solutions or services to clients and includes payroll, employee benefits and other costs associated with personnel employed in customer service and service delivery roles as well as third-party costs involved in fulfillment of performance obligations for which the Company is acting as a principal. Cost of revenue also includes data processing costs, amortization of software, customer relationship and trademark intangible assets, and depreciation on operating assets.

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

(r)Stock-Based Compensation Plans

The Company accounts for stock-based compensation plans using the fair value method. Thus, compensation cost is measured based on the fair value of the award at the grant date and is recognized over the service period. For our service-based stock awards, we recognize the compensation cost on a straight-line basis over the award's service period, which is generally three years. For our performance-based stock awards with market conditions which typically cliff vest on the third anniversary date of the grant, we recognize the compensation cost on a straight-line basis over the service period when it is probable the outcome of that performance condition will be achieved. The Company adjusts the compensation expense over the service period based upon the expected achievement level of the applicable performance condition. Certain of our stock awards contain only market conditions. In those circumstances, compensation cost is recognized over the service period and is not reversed even if the award does not become exercisable in the event the market condition is not achieved. The Company estimates future forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ significantly from those estimates.

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

(t)Net Earnings (Loss) per Share

The basic weighted average shares and common stock equivalents for the years ended December 31, 2023, 2022 and 2021, are computed using the treasury stock method.

Net earnings (loss) and earnings (loss) per share for the years ended December 31, 2023, 2022 and 2021, are as follows (in millions, except per share data):

	Year ended December 31,
	2023	2022	2021
Net earnings (loss) from continuing operations attributable to FIS common stockholders	$503	$608	$320
Net earnings (loss) from discontinued operations attributable to FIS common stockholders	(7,157)	(17,328)	97
Net earnings (loss) attributable to FIS common stockholders	$(6,654)	$(16,720)	$417
Weighted average shares outstanding-basic	591	604	616
Plus: Common stock equivalent shares	—	—	5
Weighted average shares outstanding-diluted	591	604	621
Net earnings (loss) per share-basic from continuing operations attributable to FIS common stockholders	$0.85	$1.01	$0.52
Net earnings (loss) per share-basic from discontinued operations attributable to FIS common stockholders	(12.11)	(28.69)	0.16
Net earnings (loss) per share-basic attributable to FIS common stockholders	$(11.26)	$(27.68)	$0.68
Net earnings (loss) per share-diluted from continuing operations attributable to FIS common stockholders	$0.85	$1.01	$0.52
Net earnings (loss) per share-diluted from discontinued operations attributable to FIS common stockholders	(12.11)	(28.69)	0.16
Net earnings (loss) per share-diluted attributable to FIS common stockholders	$(11.26)	$(27.68)	$0.67

The diluted net loss per share for the year ended December 31, 2023 and 2022, did not include the effect of common stock equivalent shares of 2 million and 3 million, respectively.

Options to purchase approximately 8 million, 5 million and 2 million shares of our common stock for the years ended December 31, 2023, 2022 and 2021, respectively, were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.

(u)Recent Accounting Guidance Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 31, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. We are currently evaluating the impact of adoption on our financial disclosures.

In November 2023, the FASB used ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires that an entity disclose significant segment expenses impacting profit and loss that are regularly

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of adoption of our financial disclosures

(v)Certain Reclassifications

Certain reclassifications have been made in the 2022 and 2021 consolidated financial statements to conform to the classifications used in 2023. As a result of our ongoing portfolio assessments, the Company reclassified certain businesses from Capital Markets to Banking and to Corporate and Other during the quarter ended March 31, 2023, and reclassified certain non-strategic operations from Banking to Corporate and Other during the quarter ended December 31, 2023. The Company recast all prior-period segment information presented to reflect these reclassifications. See Note 22 for more information regarding our segments. December 31, 2023, was the final deadline for states to complete all benefit issuance under federally funded pandemic relief programs. Accordingly, revenue associated with services the Company provided related to these programs has been classified within the Banking segment as Other non-recurring commencing during the quarter ended December 31, 2023, and related prior-period amounts have been reclassified from Transaction processing and services to Other non-recurring for comparability. See Note 5 for further information.

During January 2024, the Company agreed to include in the Worldpay Sale an equity security investment with a book value of $30 million. As of September 30, 2023, the value of this investment had been properly recorded as Other noncurrent assets within continuing operations on the consolidated balance sheets at September 30, 2023, and December 31, 2022. As a result of the subsequent decision to convey this asset in the Worldpay Sale, the amount of this asset has been reclassified and is now presented within these financial statements as Noncurrent assets held for sale at December 31, 2023 and 2022, and is reported within Other noncurrent assets within discontinued operations (see Note 3).

3.Discontinued Operations

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

	2023	2022	2021
Major components of discontinued operations before income taxes:
Revenue	$4,859	$4,809	$4,538
Cost of revenue	(1,662)	(2,604)	(2,640)
Selling, general, and administrative expenses	(1,992)	(1,936)	(1,876)
Asset impairments	(6,844)	(17,606)	(8)
Interest income (expense), net	27	6	(2)
Other, net	63	55	53
Earnings (loss) from discontinued operations related to major classes of pre-tax earnings(loss)	(5,549)	(17,276)	65
Loss on assets held for sale	(1,909)	—	—
Earnings (loss) from discontinued operations	(7,458)	(17,276)	65
Provision (benefit) for income taxes	(301)	52	(32)
Earnings (loss) from discontinued operations, net of tax attributable to FIS	$(7,157)	$(17,328)	$97
The following table represents the major classes of assets and liabilities of the disposal group classified as held for sale presented in the consolidated balance sheets as of December 31, 2023, and December 31, 2022 (in millions). Assets held for sale are reported at the lower of their carrying value or fair value less cost to sell and are not depreciated or amortized.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2023	December 31, 2022
Major classes of assets included in discontinued operations:
Cash and cash equivalents	$1,380	$1,732
Settlement assets	6,727	5,264
Trade receivables, net of allowance for credit losses of $52 and $44, respectively	1,843	1,864
Prepaid expenses and other current assets	161	130
Total current assets	10,111	8,990
Property and equipment, net	207	153
Goodwill	10,906	17,460
Intangible assets, net	5,971	6,488
Software, net	1,321	1,183
Other noncurrent assets (1)	613	480
Total noncurrent assets	19,018	25,764
Less valuation allowance	(1,909)	—
Total assets of the disposal group classified as held for sale	$27,220	$34,754

Major classes of liabilities included in discontinued operations:
Accounts payable, accrued and other liabilities	$998	$1,171
Settlement payables	7,821	6,140
Other current liabilities	65	55
Total current liabilities	8,884	7,366
Deferred income taxes	599	861
Other noncurrent liabilities	494	510
Total noncurrent liabilities	1,093	1,371
Total liabilities of the disposal group classified as held for sale	$9,977	$8,737

(1)During January 2024, the Company agreed to include in the Worldpay Sale an equity security investment with a book value of $30 million. As of September 30, 2023, the value of this investment had been properly recorded as Other noncurrent assets within continuing operations on the consolidated balance sheets at September 30, 2023, and December 31, 2022. As a result of the subsequent decision to convey this asset in the Worldpay Sale, the amount of this asset has been reclassified and is now presented within these financial statements as Noncurrent assets held for sale at December 31, 2023 and 2022, and is shown in the table above within Other noncurrent assets within discontinued operations.

The following table presents cash flows from operating and investing activities for discontinued operations (in millions).

	December 31,
	2023	2022	2021
Cash provided by (used in) operating activities - discontinued operations	$2,257	$2,317	$2,539
Cash provided by (used in) investing activities - discontinued operations (1)	$(342)	$(147)	$(1,081)
Cash provided by (used in) financing activities - discontinued operations (2)	$(240)	$(500)	$(144)

(1)Our capital expenditures from discontinued operations for the years ended December 31, 2023, 2022 and 2021, were $342 million, $395 million and $334 million, respectively. The year ended December 31, 2022, includes $269 million net proceeds from the sale of Visa preferred stock.
(2)    Excludes the impact of intercompany cash transactions between the disposal group and other FIS entities, which are eliminated in consolidation.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Settlement Assets

The principal components of the Company's settlement assets of the disposal group are as follows (in millions):

	December 31, 2023	December 31, 2022
Settlement assets
Settlement deposits	$56	$55
Merchant float	2,594	2,625
Settlement receivables	4,077	2,584
Total Settlement assets	$6,727	$5,264

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

The Company evaluated the goodwill of the disposal group for impairment as of September 30, 2023, by performing a quantitative assessment that estimated the fair value of the disposal group using a market approach based on the price at which the Company agreed to sell a majority interest in the Worldpay Merchant Solutions business. As of September 30, 2023, the estimated fair value of the disposal group approximated its carrying value, inclusive of related deferred tax liabilities assigned to the reporting unit for purposes of the goodwill impairment assessment in accordance with ASC 350 but not classified as liabilities held for sale in accordance with ASC 360 because these deferred tax liabilities would not be transferred in the Worldpay Sale. Based on the assessment, no goodwill impairment was recorded.

The carrying value of the overall disposal group was then assessed by comparing its value, inclusive of cumulative translation adjustment losses and exclusive of deferred tax liabilities not classified as part of the disposal group's assets held for sale, to the estimated fair value less estimated cost to sell. Based on this assessment, the carrying value of the disposal group was reduced by $1.9 billion as of December 31, 2023, primarily as a result of the exclusion of certain deferred tax liabilities that were not transferred in the Worldpay Sale. The reduction was recorded as a valuation allowance against the Company's assets held for sale. As of the closing date of the Worldpay Sale, the assets held for sale, net of the valuation allowance, and the liabilities held for sale will be derecognized and any additional gain or loss on sale will be recorded.

Asset Impairments

During the second quarter of 2023, the Company recorded a $6.8 billion goodwill impairment because the estimated fair value of the Worldpay Merchant Solutions reporting unit, now reported as assets held for sale, was less than its carrying value. To estimate the fair value of such reporting unit, we used a market approach based on the price, inclusive of estimated selling price adjustments and fair value of contingent consideration, at which the Company had subsequently agreed to sell a majority interest in the Worldpay Merchant Solutions business to Buyer, as discussed in Note 1.

During the fourth quarter of 2022, the Company recorded a $17.6 billion goodwill impairment of the Worldpay Merchant Solutions reporting unit, reflecting the projected impact of worsening macroeconomic conditions, including rising interest rates, inflation, and slowing growth in the U.S. and Europe, as well as a sustained decline in our market capitalization and the effects of changing market dynamics affecting the unit's growth.

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

(4)Virtus Acquisition

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

(5)Revenue

As a result of our ongoing portfolio assessments, the Company reclassified certain businesses from Capital Markets to Banking and to Corporate and Other during the quarter ended March 31, 2023, and reclassified certain non-strategic operations from Banking to Corporate and Other during the quarter ended December 31, 2023. The Company recast all prior-period segment information presented to reflect these reclassifications.

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue. The tables also include a reconciliation of the disaggregated revenue with the Company's reportable segments.

For the year ended December 31, 2023 (in millions):

	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Primary Geographical Markets:
North America	$5,802	$1,712	$167	$7,681
All others	931	1,054	155	2,140
Total	$6,733	$2,766	$322	$9,821

Type of Revenue:
Recurring revenue:
Transaction processing and services (1)	$4,960	$1,381	$239	$6,580
Software maintenance	364	531	2	897
Other recurring	248	81	41	370
Total recurring	5,572	1,993	282	7,847

Software license	131	369	8	508
Professional services	562	391	9	962
Other non-recurring (1)	468	13	23	504
Total	$6,733	$2,766	$322	$9,821

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the year ended December 31, 2022 (in millions):

	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Primary Geographical Markets:
North America	$5,709	$1,566	$284	$7,559
All others	915	1,065	180	2,160
Total	$6,624	$2,631	$464	$9,719

Type of Revenue:
Recurring revenue:
Transaction processing and services (1)	$4,785	$1,274	$384	$6,443
Software maintenance	358	498	2	858
Other recurring	210	58	38	306
Total recurring	5,353	1,830	424	7,607

Software license	160	377	—	537
Professional services	632	419	8	1,059
Other non-recurring (1)	479	5	32	516
Total	$6,624	$2,631	$464	$9,719

For the year ended December 31, 2021 (in millions):

	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Primary Geographical Markets:
North America	$5,480	$1,445	$247	$7,172
All others	881	1,050	236	2,167
Total	$6,361	$2,495	$483	$9,339

Type of Revenue:
Recurring revenue:
Transaction processing and services (1)	$4,545	$1,136	$389	$6,070
Software maintenance	376	489	4	869
Other recurring	172	52	53	277
Total recurring	5,093	1,677	446	7,216

Software license	131	371	—	502
Professional services	600	437	10	1,047
Other non-recurring (1)	537	10	27	574
Total	$6,361	$2,495	$483	$9,339

(1)    December 31, 2023, was the final deadline for states to complete all benefit issuance under federally funded pandemic relief programs. Accordingly, revenue associated with services the Company provided related to these programs has been classified as Other non-recurring commencing in the fourth quarter of 2023, and related prior-period amounts have been reclassified from Transaction processing and services to Other non-recurring for comparability. Revenue associated with services the Company provided related to these programs was $151 million, $112 million and $168 million for the years ended December 31, 2023, 2022 and 2021, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Contract Balances

The Company recognized revenue of approximately $677 million, $696 million and $668 million, during the years ended December 31, 2023, 2022 and 2021, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2023, approximately $23.5 billion of revenue is estimated to be recognized in the future primarily from the Banking Solutions and Capital Market Solutions segments' remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 30% of the Banking Solutions and Capital Market Solutions segments' remaining performance obligations over the next 12 months, approximately another 23% over the next 13 to 24 months, and the balance thereafter.

(6)Property and Equipment

Property and equipment as of December 31, 2023 and 2022, consist of the following (in millions):

	2023	2022
Land	$33	$33
Buildings	435	422
Leasehold improvements	105	113
Computer equipment	1,387	1,298
Furniture, fixtures, and other equipment	114	107
	2,074	1,973
Accumulated depreciation and amortization	(1,379)	(1,264)
Total Property and equipment, net	$695	$709

During the years ended December 31, 2023 and 2022, the Company entered into other financing obligations of $53 million and $63 million, respectively, for certain hardware and software. The assets are included in property and equipment and software and the other financing obligations are classified as long-term debt on our consolidated balance sheets. Periodic payments are included in repayment of borrowings on the consolidated statements of cash flows.

Depreciation and amortization expense on property and equipment totaled $165 million, $186 million and $178 million for the years ended December 31, 2023, 2022 and 2021, respectively.

(7)Goodwill

Changes in goodwill during the years ended December 31, 2023 and 2022, are summarized below (in millions).

	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Balance, December 31, 2021	$12,566	$4,341	$20	$16,927
Foreign currency adjustments	(30)	(81)	—	(111)
Balance, December 31, 2022	12,536	4,260	20	16,816
Goodwill attributable to acquisitions	37	64	—	101
Foreign currency adjustments	15	39	—	54
Balance, December 31, 2023	$12,588	$4,363	$20	$16,971

For our Banking and Capital Markets reporting units, for which previous third-party valuations have historically indicated substantial excess of fair value over carrying amounts, our 2021 qualitative annual assessment concluded that it remained more likely than not that the fair value of each of the reporting units continued to exceed their respective carrying amounts. For 2022, we performed a quantitative annual assessment which again concluded that the fair values of these reporting units substantially

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
exceeded their respective carrying amounts. For 2023, we performed a qualitative annual assessment of these reporting units and concluded that it remained more likely than not that the fair values of these reporting units continued to exceed their respective carrying amounts. Given the substantial excess of fair value over carrying amounts, we believe the likelihood of obtaining materially different results based on a change of assumptions to be low.

The total carrying amount of goodwill as of December 31, 2023, 2022 and 2021, is net of accumulated impairment charges of $94 million which relates to non-strategic businesses within Corporate and Other.

(8)Intangible Assets

Intangible assets as of December 31, 2023, consist of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$6,326	$(4,583)	$1,743
Trademarks and other	142	(62)	80
Total Intangible assets, net	$6,468	$(4,645)	$1,823

Intangible assets as of December 31, 2022, consist of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$6,281	$(3,953)	$2,328
Trademarks and other	193	(53)	140
Total Intangible assets, net	$6,474	$(4,006)	$2,468

Amortization expense for intangible assets with finite lives was $467 million, $486 million and $484 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Estimated amortization of intangible assets for the next five years is as follows (in millions):

2024	$634
2025	560
2026	192
2027	161
2028	143

(9)Software

Software as of December 31, 2023 and 2022, consists of the following (in millions):

	2023	2022
Software from acquisitions	$754	$702
Capitalized software development costs	2,775	2,946
Purchased software	633	693
	4,162	4,341
Accumulated amortization	(2,047)	(2,286)
Total Software, net	$2,115	$2,055

During the years ended December 31, 2023, 2022 and 2021, the Company recorded $81 million, $31 million and $136 million, respectively, of software asset impairments and $18 million, $75 million and $76 million, respectively, of incremental software amortization expense driven by the Company's platform modernization. Platform modernization includes sunsetting certain technology platforms, which resulted in shortened estimated useful lives and accelerated amortization methods primarily impacting the associated assets over an approximate three-year period, beginning in the third quarter of 2021.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Amortization expense for software was $588 million, $640 million and $637 million for the years ended December 31, 2023, 2022 and 2021, respectively.

(10)Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of December 31, 2023 and 2022, consist of the following (in millions):

	2023	2022
Contract costs on implementations in progress	$291	$240
Contract origination costs on completed implementations, net	542	516
Contract fulfillment costs on completed implementations, net	243	217
Total Deferred contract costs, net	$1,076	$973

For the years ended December 31, 2023, 2022 and 2021, amortization of deferred contract costs on completed implementations was $310 million, $324 million and $312 million, respectively.

During the years ended December 31, 2023, 2022 and 2021, the Company recorded $6 million, $34 million, and $33 million respectively, of incremental amortization expense related to deferred contract costs driven by the Company's platform modernization. During the year ended December 31, 2021, the Company also recorded $58 million of impairments related to the platform modernization. The Company's platform modernization is also discussed in Note 9.

(11)Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities as of December 31, 2023 and 2022, consists of the following (in millions):

	2023	2022
Trade accounts payable and other accrued liabilities	$733	$623
Salaries and incentives	472	361
Taxes other than income tax	301	299
Accrued benefits and payroll taxes	106	88
Operating lease liabilities	85	99
Accrued interest payable	162	113
Total Accounts payable, accrued and other liabilities	$1,859	$1,583

(12)Other Noncurrent Assets and Liabilities

Other noncurrent assets as of December 31, 2023 and 2022, consist of the following (in millions):

	2023	2022
Operating lease ROU assets (1)	$214	$251
Equity security investments	195	281
Derivatives	172	330
Other	947	813
Total Other noncurrent assets	$1,528	$1,675

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Other noncurrent liabilities as of December 31, 2023 and 2022, consist of the following (in millions):

	2023	2022
Operating lease liabilities (1)	$178	$219
Deferred revenue	149	165
Derivatives	789	641
Other	330	357
Total Other noncurrent liabilities	$1,446	$1,382

(1)See Note 15, Operating Leases

Equity Security Investments

The Company holds various equity securities without readily determinable fair values that primarily represent strategic investments made by the Company as well as investments obtained through acquisitions. Such investments totaled $195 million and $281 million at December 31, 2023 and 2022, respectively, and are included within Other noncurrent assets on the consolidated balance sheets. The Company accounts for these investments at cost, less impairment, and adjusts the carrying values for observable price changes from orderly transactions for identical or similar investments of the same issuer. These adjustments are generally considered Level 2-type fair value measurements. The Company records realized and unrealized gains and losses on these investments as well as impairment losses, as Other income (expense), net on the consolidated statements of earnings (loss) and recorded net (losses) gains of $(48) million, $(31) million and $161 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to these investments. The net loss recorded for the 2023 period primarily relates to impairments. The net loss recorded during 2022 included a $78 million impairment loss.

(13)Debt
Long-term debt as of December 31, 2023 and 2022, consisted of the following (in millions):

	December 31, 2023
		Weighted
	Stated	Average
	Interest	Interest		December 31,
	Rates	Rate (1)	Maturities	2023	2022
Fixed Rate Notes
Senior USD Notes	0.6% - 5.6%	3.6%	2024 - 2052	$8,659	$9,409
Senior Euro Notes	0.6% - 3.0%	2.9%	2024 - 2039	4,968	6,154
Senior GBP Notes	2.3% - 3.4%	7.0%	2029 - 2031	1,178	1,119
Revolving Credit Facility (2)		6.6%	2026	127	280
Incremental Revolving Credit Facility (3)			2024	—	—
Other (4)				(614)	(626)
Total long-term debt, including current portion				14,318	16,336
Current portion of long-term debt				(1,348)	(2,130)
Long-term debt, excluding current portion				$12,970	$14,206
(1)The weighted average interest rate includes the impact of the fair value basis adjustments due to interest rate swaps and the impact of cross-currency interest rate swaps designated as fair value hedges and excludes the impact of cross-currency interest rate swaps designated as net investment hedges (see Note 14). The impact of the included fair value basis adjustments and cross-currency interest rate swaps in certain cases results in an effective weighted average interest rate being outside the stated interest rate range on the fixed rate notes.
(2)Interest on the Revolving Credit Facility is generally payable at Secured Overnight Financing Rate ("SOFR") plus a margin of up to 0.428% dependent on tenor, plus an applicable margin of up to 1.625% and an unused commitment fee of up to 0.225%, each based upon the Company's corporate credit ratings. The weighted average interest rate on the Revolving Credit Facility excludes fees.
(3)Interest on the Incremental Revolving Credit Facility is generally payable at a rate, at the option of the Company, equal to the Term SOFR Rate plus 0.10% plus a margin of up to 1.625% or equal to the Base Rate plus a margin of up to 0.625%, in either case plus an unused commitment fee of up to 0.225%.
(4)Other includes the amount of fair value basis adjustments due to interest rate swaps (see further discussion below and in Note 14), unamortized debt issuance costs, unamortized non-cash bond discounts, and other financing obligations for certain hardware and software.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Short-term borrowings as of December 31, 2023 and 2022, consisted of the following (in millions):

	December 31, 2023
	Weighted
	Average
	Interest		December 31,
	Rate	Maturities	2023	2022
Euro-commercial paper notes ("ECP Notes")	4.1%	Up to 183 days	$2,118	$2,054
U.S. commercial paper notes ("USCP Notes")	5.7%	Up to 397 days	2,642	1,701
Total Short-term borrowings			$4,760	$3,755

The Company is a party to interest rate swaps that, prior to de-designation as fair value hedges, converted a portion of its fixed-rate debt to variable-rate debt. These interest rate swaps were de-designated as fair value hedges of its fixed-rate debt during the quarter ended September 30, 2023. As a result of the de-designations, the final fair value basis adjustments recorded through the dates of de-designation as a decrease of the long-term debt are now amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-term debt. The fair value basis adjustments reflected in Other in the long-term debt table above totaled $(594) million and $(578) million as of December 31, 2023 and 2022, respectively.

The Company is also party to fixed-for-fixed cross-currency interest rate swaps under which it agrees to receive interest in foreign currency in exchange for paying interest in U.S. dollars. These are designated as fair value hedges.

The Company has also entered into cross-currency interest rate swaps under which it agrees to receive interest in U.S. dollars in exchange for paying interest in a foreign currency. These are designated as net investment hedges. Although these cross-currency interest rate swaps are entered into as net investment hedges of its investments in certain of its non-U.S. subsidiaries, and not for the purpose of hedging interest rates, the benefit or cost of such hedges is reflected in interest expense in the consolidated statement of earnings. As of December 31, 2023, the weighted average interest rate of the Company's outstanding debt was 4.2%, including the impact of fair value basis adjustments due to interest rate swaps and cross-currency interest rate swaps designated as fair value hedges but excluding the impact of cross-currency interest rate swaps designated as net investment hedges. Including the impact of the net investment hedge cross-currency interest rate swaps on interest expense, the weighted average interest rate of the Company's outstanding debt was 3.5%.

See Note 14 for further discussion of the Company's interest rate swaps and cross-currency interest rate swaps and related hedge designations.

The obligations of FIS under the Revolving Credit Facility, ECP Notes and USCP Notes, and all of its outstanding senior notes rank equal in priority and are unsecured.

The following table summarizes the amount of our long-term debt based on maturity date.

Total
2024	$1,359
2025	1,463
2026	1,393
2027	1,880
2028	1,669
Thereafter	7,264
Total principal payments	15,028
Other debt per the long-term debt table	(614)
Financing obligations for certain hardware and software (1)	(96)
Total long-term debt, including current portion	$14,318

(1)Financing obligations for certain hardware and software included in the Other debt per the long-term debt table are also included in the total principal amounts summarized by maturity date above.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
There are no mandatory principal payments on the Revolving Credit Facility or the Incremental Revolving Credit Facility, and any balance outstanding on the Revolving Credit Facility or the Incremental Revolving Credit facility will be due and payable at each such facility's scheduled maturity date, which occur on March 2, 2026, and June 15, 2024, respectively.

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

Commercial Paper

The Company has a Euro-commercial paper ("ECP") program for the issuance and sale of senior, unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any time of $4.7 billion (or its equivalent in other currencies). The ECP program is generally used for general corporate purposes.

The Company has a U.S. commercial paper ("USCP") program for the issuance and sale of senior, unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any time of $5.5 billion. The USCP program is generally used for general corporate purposes.

Revolving Credit Facilities

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

On February 28, 2023, FIS entered into an Incremental Revolving Credit Facility which provides credit commitments outstanding of $2.0 billion, with a scheduled maturity date of December 15, 2023. In November 2023, the Company amended the Incremental Revolving Credit Facility to extend the maturity date to the earlier of (i) June 15, 2024, and (ii) ten business

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
days after the consummation of the Worldpay Sale, which closed on January 31, 2024. On February 14, 2024, following the closing of the Worldpay Sale, the Incremental Revolving Credit Facility expired in accordance with its terms.

As of December 31, 2023, the borrowing capacity under the Revolving Credit Facility and Incremental Revolving Credit Facility was $2,613 million (net of $4,760 million of capacity backstopping our commercial paper notes).

The revolving credit facilities are subject to customary covenants restricting, among other things, the incurrence of indebtedness, certain restricted payments and use of proceeds as well as requiring us to maintain certain financial ratios.

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portions of the Revolving Credit Facility and Incremental Revolving Credit Facility are comprised of a diversified set of financial institutions, both domestic and international. The failure of any single lender to perform its obligations under the Revolving Credit Facility and Incremental Revolving Credit Facility would not adversely impact our ability to fund our operations.

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $1,086 million and $1,873 million lower than the carrying value, excluding the fair value basis adjustment of the interest rate swaps and unamortized discounts, as of December 31, 2023 and 2022, respectively.

(14)Financial Instruments

Fair Value Hedges

The Company held fixed-to-variable interest rate swaps with aggregate notional amounts of $1,854 million, £925 million and €500 million at December 31, 2023 and 2022, respectively. Prior to the quarter ended September 30, 2023, these swaps were designated as fair value hedges for accounting purposes, converting the interest rate exposure on certain of the Company's Senior USD Notes, Senior GBP Notes and Senior Euro Notes, as applicable, from fixed to variable. While designated as fair value hedges, changes in fair value of these interest rate swaps were recorded as an adjustment to long-term debt. During the quarter ended September 30, 2023, the Company de-designated these swaps as fair value hedges. As a result of the de-designations, the final fair value basis adjustments recorded through the dates of de-designation as a decrease of the long-term debt are now amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-term debt. The fair value basis adjustments recorded as a decrease of the long-term debt totaled $594 million, net of amortization, as of December 31, 2023, with $41 million amortized as Interest expense for the year ending December 31, 2023 (see Note 13). At December 31, 2022, the fair value basis adjustments recorded as a decrease of the long-term debt totaled $578 million with a corresponding liability of $578 million recorded for the fair value of the interest rate swaps.

Concurrently with the de-designations described above, the Company entered into new offsetting variable-to-fixed interest rate swaps with aggregate notional amounts of $1,854 million, £925 million and €500 million. The Company accounts for the de-designated fixed-to-variable and offsetting variable-to-fixed interest rate swaps as economic hedges; as such, effective as of the de-designation dates, changes in interest rates associated with the variable leg of the interest rate swaps do not affect the interest expense recognized, eliminating variable-rate risk on the fixed-to-variable interest rate swaps. The terms of the new interest rate swaps when matched against the terms of the existing fixed-to-variable interest rate swaps result in a net fixed coupon spread payable by the Company. The impact of the go-forward changes in fair values of the new and existing interest rate swaps, including the impact of the coupons, is recorded as Other income (expense), net pursuant to accounting for economic hedges and totaled $(52) million for the year ended December 31, 2023. The coupon payments are recorded within Other investing activities, net on the consolidated statements of cash flows and totaled $28 million cash outflows for the year ended December 31, 2023. The new and existing interest rate swaps are recorded at fair value, totaling $12 million assets and $675 million liabilities at December 31, 2023.

During the quarter ended September 30, 2023, the Company entered into an aggregate notional amount of €3,375 million fixed-for-fixed cross-currency interest rate swaps to hedge its exposure to foreign currency risk associated with its Senior Euro Notes. During the quarter ended June 30, 2023, the Company entered into an aggregate notional amount of £925 million fixed-for-fixed cross-currency interest rate swaps to hedge its exposure to foreign currency risk associated with its Senior GBP Notes. These swaps are designated as fair value hedges for accounting purposes with an asset fair value of $134 million recorded at December 31, 2023. Changes in the swap fair values attributable to changes in spot foreign currency exchange rates are

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
recorded in Other income (expense), net and totaled $61 million for the year ended December 31, 2023. This amount offset the impact of changes in spot foreign currency exchange rates on the Senior GBP Notes and Senior Euro Notes also recorded to Other income (expense), net during the hedge period. Changes in swap fair values attributable to excluded components, such as changes in fair value due to forward foreign currency exchange rates and cross-currency basis spreads, are recorded in Accumulated other comprehensive earnings (loss) and totaled $74 million for the year ended December 31, 2023. The amounts recorded in Accumulated other comprehensive earnings (loss) impact net earnings (loss) through Interest expense using the amortization approach. For the year ended December 31, 2023, $20 million was recognized as Interest expense using the amortization approach.

Net Investment Hedges

The purpose of the Company's net investment hedges, as discussed below, is to reduce the volatility of FIS' net investment value in its Euro- and Pound Sterling-denominated operations due to changes in foreign currency exchange rates. Changes in fair value due to remeasurement of the effective portion are recorded as a component of Accumulated other comprehensive earnings (loss) ("AOCI"), net of tax, for net investment hedges. The amounts included in AOCI for the net investment hedges will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations. Any ineffective portion of these hedging instruments impacts net earnings when the ineffectiveness occurs. The Company assesses effectiveness of cross-currency interest rate swap hedging instruments using the spot method. Under this method, the periodic interest settlements are recorded directly in earnings through Interest expense (see Note 13).

The Company recorded net investment hedge aggregate gain (loss) for the change in fair value and related income tax (expense) benefit within Other comprehensive earnings (loss), net of tax, on the consolidated statements of comprehensive earnings (loss) for its designated net investments hedges as follows (in millions). No ineffectiveness has been recorded on the net investment hedges.

	Years ended December 31,
	2023	2022	2021
Foreign currency-denominated debt designations	$(138)	$534	$486
Cross-currency interest rate swap designations	(363)	500	392
Total	$(501)	$1,034	$878

Foreign Currency-Denominated Debt Designations

The Company has designated certain foreign currency-denominated debt as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations. As of December 31, 2023 and 2022, an aggregate €1,534 million and €7,646 million, respectively was designated as a net investment hedge of the Company's investment in Euro-denominated operations related to Senior Euro Notes with maturities ranging from 2024 to 2025 and ECP Notes. As of December 31, 2023, no GBP-denominated debt was designated as a net investment hedge. As of December 31, 2022, an aggregate £726 million was designated as a net investment hedge of the Company's Pound Sterling-denominated operations related to the Senior GBP Notes.

During the quarters ended September 30, 2023, and June 30, 2023, the Company de-designated certain Senior Euro Notes and Senior GBP Notes as net investment hedges due to the new fair value hedges noted above. During the quarter ended September 30, 2023, the Company also de-designated €1,500 million of ECP Notes as a net investment hedge and entered into foreign currency forward contracts with a corresponding €1,500 million aggregate notional amount to hedge its exposure to foreign currency risk associated with ECP Notes that are expected to be paid off with U.S. dollar proceeds received from the Worldpay Sale during the first quarter of 2024 (see Note 1). The change in fair value of the foreign currency forward contracts is recorded as Other income (expense), net pursuant to accounting for economic hedges and offsets the impact of the change in spot foreign currency exchange rates on the de-designated ECP Notes, which is also recorded as Other income (expense), net. The foreign currency forward contract fair values totaled a net asset of $41 million at December 31, 2023.

Cross-Currency Interest Rate Swap Designations

The Company holds cross-currency interest rate swaps designated as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2023 and 2022, aggregate notional amounts of €6,143 million and €6,343 million, respectively, were designated as net investment hedges of the Company's investment in Euro-denominated operations, and aggregate notional amounts of £2,180 million and £2,580 million, respectively, were designated as net investment hedges of the Company's Pound Sterling-denominated operations. The cross-currency interest rate swap fair values totaled assets of $38 million and $336 million and liabilities of $240 million and $72 million at December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023 and 2022, the Company (paid) received net proceeds of approximately $(20) million and $726 million, respectively, for the fair values of the cross-currency interest rate swaps as of the settlement dates. The proceeds were recorded within investing activities on the consolidated statements of cash flows. Following the settlement of the existing cross-currency interest rate swaps during 2022, the Company entered into new cross-currency interest rate swaps at current market terms with similar notional amounts and maturity dates as the settled cross-currency interest rate swaps.

(15)Operating Leases

The classification of the Company's operating lease ROU assets and liabilities in the consolidated balance sheets as of December 31, 2023 and 2022, is as follows (in millions):

		December 31,
	Classification	2023	2022
Operating lease ROU assets	Other noncurrent assets	$214	$251

Operating lease liabilities	Accounts payable, accrued and other liabilities	$85	$99
	Other noncurrent liabilities	178	219
Total operating lease liabilities		$263	$318

Operating lease cost was $90 million, $157 million and $137 million, and variable lease cost was $27 million, $29 million and $33 million for the years ended December 31, 2023, 2022 and 2021, respectively. Operating lease cost for the year ended December 31, 2022, included $43 million, in ROU asset impairment charges. There were no significant ROU asset impairment losses recognized during the years ended December 31, 2023 and 2021. Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows was $106 million, $124 million and $135 million for the years ended December 31, 2023, 2022 and 2021, respectively. Operating lease ROU assets obtained in exchange for operating lease liabilities was $47 million and $36 million for the years ended December 31, 2023 and 2022, respectively. The weighted average remaining operating lease term was 4.4 years and 4.7 years and the weighted average operating lease discount rate was 2.8% and 2.6% as of December 31, 2023 and 2022, respectively.

Maturities of operating lease liabilities, as of December 31, 2023, are as follows (in millions):

2024	$92
2025	63
2026	49
2027	30
2028	23
Thereafter	25
Total lease payments	282
Less: Imputed interest	(19)
Total operating lease liabilities	$263

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(16)Income Taxes

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2023, 2022 and 2021, consists of the following (in millions):

	2023	2022	2021
Current provision (benefit):
Federal	$235	$467	$196
State	96	132	54
Foreign	96	84	87
Total current provision	$427	$683	$337
Deferred provision (benefit):
Federal	$(193)	$(319)	$(113)
State	(73)	(54)	(12)
Foreign	(4)	15	191
Total deferred provision	(270)	(358)	66
Total provision for income taxes	$157	$325	$403

The provision for income taxes is based on pre-tax income from continuing operations, which is as follows for the years ended December 31, 2023, 2022 and 2021 (in millions):

	2023	2022	2021
United States	$331	$761	$537
Foreign	332	180	182
Total	$663	$941	$719

Total income tax expense (benefit) attributable to continuing and discontinued operations for the years ended December 31, 2023, 2022 and 2021, is allocated as follows (in millions):

	2023	2022	2021
Tax expense (benefit) per statements of earnings (loss)	$157	$325	$403
Tax expense (benefit) on income from discontinued operations	(301)	52	(32)
Change in fair value of net investment hedges	(176)	361	317
Foreign currency translation adjustments	40	(360)	(33)
Other components of other comprehensive earnings (loss)	20	3	—
Total income tax expense (benefit) allocated to other comprehensive earnings	(116)	4	284
Total income tax expense (benefit)	$(260)	$381	$655

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for the years ended December 31, 2023, 2022 and 2021, is as follows:

	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes	5.7	6.0	5.4
Federal benefit of state taxes	(1.0)	(1.3)	(1.1)
Foreign rate differential	0.8	2.0	1.2
Withholding on actual and estimated remittances	2.4	1.2	3.2
Tax loss (benefit) from stock-based compensation	2.3	4.0	(2.4)
U.K. tax rate adjustment	(0.1)	0.3	25.8
Non-deductible executive compensation	0.6	0.3	3.7
Foreign-derived intangible income deduction	(3.4)	(1.1)	0.4
Research and development credit	(1.8)	—	(1.2)
Unrecognized tax benefits	(0.4)	(0.4)	1.1
Return to provision	(1.7)	—	(0.3)
Other	(0.6)	2.5	(0.8)
Effective income tax rate	23.8%	34.5%	56.0%

The significant components of deferred income tax assets and liabilities as of December 31, 2023 and 2022, consist of the following (in millions):

	2023	2022
Deferred income tax assets:
Net operating loss carryforwards	$219	$196
Employee benefit accruals	105	103
Outside basis difference	919	38
Other deferred tax assets	95	105
Total gross deferred income tax assets	1,338	442
Less valuation allowance	(1,055)	(218)
Total deferred income tax assets	283	224
Deferred income tax liabilities:
Amortization of goodwill and intangible assets	(2,066)	(2,363)
Deferred contract costs	(245)	(209)
Other deferred tax liabilities	(121)	(308)
Total deferred income tax liabilities	(2,432)	(2,880)
Net deferred income tax liability	$(2,149)	$(2,656)

Deferred income taxes are classified in the consolidated balance sheets as of December 31, 2023 and 2022, as follows (in millions):

	2023	2022
Noncurrent deferred income tax assets (included in Other noncurrent assets)	$30	$33
Noncurrent deferred income tax liabilities	(2,179)	(2,689)
Net deferred income tax liability	$(2,149)	$(2,656)

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

As of December 31, 2023 and 2022, the Company had, respectively, net income taxes payable of $17 million included in Accounts payable, accrued and other liabilities in the consolidated balance sheet and net income taxes receivable of $169 million included in Other receivables in the consolidated balance sheet.

As of December 31, 2023 and 2022, the Company had federal, state and foreign net operating loss carryforwards resulting in deferred tax assets of $219 million and $196 million, respectively. The federal and state net operating losses result in deferred tax assets as of December 31, 2023 and 2022, of $72 million and $67 million, respectively, which expire between 2024 and 2042. The Company has a valuation allowance related to these deferred tax assets for net operating loss carryforwards in the amounts of $46 million and $41 million as of December 31, 2023 and 2022. The Company has foreign net operating loss carryforwards resulting in deferred tax assets as of December 31, 2023 and 2022, of $147 million and $129 million, respectively. The Company has a full valuation allowance against the foreign net operating losses as of December 31, 2023 and 2022.

As a result of classifying the Worldpay Merchant Solutions disposal group as held for sale in the third quarter of 2023, in accordance with ASC 740, the Company recognized in Deferred income taxes on the consolidated balance sheet as of December 31, 2023, a deferred tax asset of $919 million related to the excess tax-over-book outside basis difference for Worldpay Merchant Solutions' investment in foreign subsidiaries, net of a valuation allowance of $829 million for the portion of the outside basis difference for which it is not more likely than not to recognize a tax benefit. The net deferred tax asset of $90 million represents the portion of future capital loss for which we have an available capital gain against which the loss can be utilized. The corresponding net tax benefit was recorded in discontinued operations. In accordance with the provisions of ASC 740, the net deferred tax asset at December 31, 2023, does not include the final estimated tax expense related to the closing of the Worldpay Sale, which will be computed by comparing the proceeds allocated to our investments in both U.S. and foreign subsidiaries against their respective tax bases.
The Company participates in the IRS' Compliance Assurance Process ("CAP"), which is a real-time continuous audit. The IRS has completed its review for years through 2021. Currently, we believe the ultimate resolution of the IRS examinations will not result in a material adverse effect to the Company's financial position or results of operations. Tax years that remain subject to examination by major foreign and state tax jurisdictions are 2017 and forward.

As of December 31, 2023 and 2022, the Company had gross unrecognized tax benefits of $41 million and $48 million of which $38 million and $42 million, respectively, would favorably impact our income tax rate in the event that the unrecognized tax benefits are recognized.

The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period (in millions):

Gross Amount
Amounts of unrecognized tax benefits as of December 31, 2021	$54
Amount of decreases due to lapse of the applicable statute of limitations	(1)
Amount of decreases due to settlements	(13)
Increases as a result of tax positions taken in the prior period	5
Increases as a result of tax positions taken in the current period	4
Foreign currency translation	(1)
Amount of unrecognized tax benefit as of December 31, 2022	48
Amount of decreases due to lapse of the applicable statute of limitations	(5)
Amount of decreases due to settlements	(8)
Increases as a result of tax positions taken in prior period	4
Increases as a result of tax positions taken in the current period	2
Amount of unrecognized tax benefit as of December 31, 2023	$41

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The total amount of interest expense recognized in the consolidated statements of earnings (loss) for unpaid taxes is $2 million, $3 million and $3 million for the years ended December 31, 2023, 2022 and 2021, respectively. The total amount of interest and penalties included in the consolidated balance sheets is $11 million and $14 million as of December 31, 2023 and 2022, respectively. Interest and penalties are recorded as a component of income tax expense in the consolidated statements of earnings (loss).

(17)Commitments and Contingencies

Securities and Shareholder Matters

On March 6, 2023, a putative class action was filed in the United States District Court for the Middle District of Florida by a shareholder of the Company. The action was consolidated with another action and the consolidated case is now captioned In re Fidelity National Information Services, Inc. Securities Litigation. A lead plaintiff has been appointed, and a consolidated amended complaint was filed on August 2, 2023. The consolidated amended complaint names the Company and certain of its current and former officers as defendants and seeks damages for alleged violations of federal securities laws in connection with our disclosures relating to our former Merchant Solutions segment, including with respect to its valuation, integration, and synergies. Defendants filed a motion to dismiss the consolidated amended complaint with prejudice on September 22, 2023. We intend to vigorously defend this case, but no assurance can be given as to the ultimate outcome.

On April 27, 2023, a shareholder derivative action captioned Portia McCollum, derivatively on behalf of Fidelity National Information Services, Inc. v. Gary Norcross et al., was filed in the same court by a stockholder of the Company. Plaintiff dismissed the suit without prejudice and sent a demand pursuant to Georgia Code § 14-2-742. Another stockholder, City of Hialeah Employees' Retirement System, sent a similar demand. The demands claim that FIS officers and directors violated federal securities laws and breached fiduciary duties, including with respect to the valuation, integration, and synergies of our former Merchant Solutions segment, and they demand that the Board investigate and commence legal proceedings against officers and directors in connection with the purported wrongdoing. On August 25, 2023, the Board established a Demand Review Committee to consider the demands and make recommendations to the Board with respect to the demands, and the Demand Review Committee has hired independent counsel. The Board has made no final decision with respect to the demands and has not rejected the demands.

On October 18, 2023, a shareholder derivative action captioned City of Hialeah Employees' Retirement System v. Stephanie L. Ferris et al. was filed in the same court by one of the stockholders that previously had sent a demand. The complaint, which names certain of the Company's current and former officers and directors as defendants, seeks to assert claims on behalf of the Company for violations of federal securities laws, breach of fiduciary duty, unjust enrichment, and contribution and indemnification, including with respect to the valuation, integration, and synergies of our former Merchant Solutions segment. The Board has instructed the Company to move to stay or dismiss the action without prejudice pending the completion of the Board's consideration of the demands.

Brazilian Tax Authorities Claims

In 2004, Proservvi Empreendimentos e Servicos, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. ("Servicos"), a subsidiary of Fidelity National Participacoes Ltda., our former item processing and remittance services operation in Brazil, acquired certain assets and employees and leased certain facilities from the Transpev Group ("Transpev") in Brazil. Transpev's remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and, beginning in 2012, brought claims against Prosegur and Servicos on the grounds that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities have filed 18 claims against Servicos, of which 16 are still active, asserting potential tax liabilities of approximately $13 million. There are potentially 20 additional claims against Transpev/Prosegur for which Servicos is named as a co-defendant or may be named but for which Servicos has not yet been served. These additional claims amount to approximately $32 million, making the total potential exposure for all 36 claims approximately $45 million. We do not believe a liability for these 36 total claims is probable and, therefore, have not recorded a liability for any of these claims.

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

Purchase Commitments

The Company has agreements with various vendors, generally with one- to five-year terms, principally for software, maintenance, and consulting and outsourced services, including cloud hosting and data centers. The Company's estimated aggregate contractual obligation remaining under these agreements is approximately $868 million as of December 31, 2023. However, this amount could be more or less depending on various factors such as the inflation rate, foreign exchange rates, the introduction of significant new technologies, or changes in the Company's processing needs. The foregoing amounts do not include obligations of the Company under operating leases.

(18)Employee Benefit Plans

Stock Purchase Plan

FIS employees participate in an Employee Stock Purchase Plan ("ESPP"). Eligible employees may voluntarily purchase, at current market prices, shares of FIS' common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees based upon their contributions. The Company contributes a matching amount as specified in the ESPP of 20% of the employee's contribution. The Company recorded expense in continuing operations of $11 million, $17 million, and $18 million, respectively, for the years ended December 31, 2023, 2022 and 2021, relating to the participation of FIS employees in the ESPP. The Company recorded expense in discontinued operations of $1 million, $2 million and $2 million, respectively, for the years ended December 31, 2023, 2022 and 2021, relating to the participation of FIS employees in the ESPP.

401(k) Profit Sharing Plan and Non-U.S. Defined Contribution Plans

The Company's U.S. employees are covered by a qualified 401(k) plan. Eligible employees may contribute up to 40% of their eligible compensation, up to the annual amount allowed pursuant to the Internal Revenue Code. The Company generally matches 50% of each dollar of employee contribution up to 6% of the employee's total eligible compensation. The Company's non-U.S. employees are also covered by various defined contribution plans. The Company recorded expense in continuing operations of $106 million, $109 million and $97 million, respectively, for the years ended December 31, 2023, 2022 and 2021, relating to the participation of FIS employees in the 401(k) plan and the Company's contributions to non-U.S. defined contribution plans. The Company recorded expense in discontinued operations of $29 million, $25 million and $21 million, respectively, for the years ended December 31, 2023, 2022 and 2021, relating to the participation of FIS employees in the 401(k) plan and the Company’s contributions to non-U.S. defined contribution plans.

Stock Compensation Plans

The Company grants to certain employees equity awards pursuant to shares authorized under the FIS 2022 Omnibus Incentive Plan established in 2022 ("FIS Plan"). The number of shares available for future grants under the FIS Plan is 24 million as of December 31, 2023.

On January 1, 2021, the Company established a Qualified Retirement Equity Program that modified our existing stock compensation plans. The modification implemented a new retirement policy that permits retirees that meet certain eligibility criteria to continue vesting in unvested equity awards in accordance with the terms of the respective grant agreements, resulting in accelerated stock compensation expense for those employees meeting the definition of retirement eligible. The Company recorded in continuing operations $69 million in accelerated stock compensation expense included in Selling, general, and administrative expenses and recorded in discontinued operations $35 million in accelerated stock compensation expense

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
included in earnings (loss) from discontinued operations in the consolidated statement of earnings (loss) to reflect the impact of the modification on unvested equity awards outstanding at January 1, 2021.

Stock Options

The Company grants stock options which typically vest annually over three years. All stock options are non-qualified stock options, the stock options granted by the Company expire on the seventh anniversary of the grant date, and the stock options converted through the Company's 2019 acquisition of Worldpay expire on the tenth anniversary of the grant date.

The following table summarizes stock option activity for the year ended December 31, 2023, which includes both continuing and discontinued operations (in millions except for per share amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2022	8	$101.60	3.1	$6
Granted	2	78.42
Exercised	(1)	61.70		$8
Cancelled	(1)	92.78
Balance, December 31, 2023	8	$100.19	3.3	$—

Options exercisable at December 31, 2023	6	$105.64	2.1	$—

The intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021, was $8 million, $20 million and $107 million, respectively. The intrinsic value of the outstanding options and options exercisable is based on a closing stock price as of December 31, 2023, of $60.07. The Company issues authorized but unissued shares or shares from treasury stock to settle stock options exercised.

The number of options granted for the years ended December 31, 2023, 2022 and 2021, was 2 million, 1 million and 2 million, respectively. The weighted average exercise price was $78.42, $95.06 and $142.92 for the years ended December 31, 2023, 2022 and 2021, respectively.

The weighted average fair value of options granted during the years ended December 31, 2023, 2022 and 2021, was $12.91, $20.89 and $29.01, respectively, using the Black-Scholes option pricing model with the assumptions below:

	2023	2022	2021
Risk free interest rate	4.2%	1.7%	0.6%
Volatility	37.6%	30.5%	27.6%
Dividend yield	3.3%	2.0%	1.1%
Weighted average expected life (years)	4.1	4.1	4.1

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

Restricted Stock Units and Performance Stock Units

The Company issues restricted stock units, which typically vest annually over three years. The grant date fair value of the restricted stock units is based on the fair market value of our common stock on the grant date. The number of restricted stock units granted during the years ended December 31, 2023, 2022 and 2021, was 3 million, 1 million and 1 million, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The weighted average grant date fair value of these awards granted during the years ended December 31, 2023, 2022 and 2021, was $61.34, $92.07 and $138.76, respectively. The total fair value of restricted stock units that vested was $40 million, $261 million and $241 million in 2023, 2022 and 2021, respectively.

The Company grants performance-based stock units that typically cliff vest on the third anniversary date of the grant. The ultimate number of units to be earned depends on the achievement of performance conditions. Some performance-based stock units also include market conditions. The performance conditions are typically based on a measure of the Company’s annual revenue growth and Adjusted EBITDA margin expansion (see Note 22 for a definition of Adjusted EBITDA). The market conditions are based on the Company’s total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index. The fair value of each performance-based stock unit with only performance conditions is based on the fair value of our common stock on the grant date. The fair value of each performance-based stock unit with a market condition is estimated on the date of grant using a Monte Carlo simulation model with the following weighted-average assumptions:

	2023	2022	2021
Risk free interest rate	4.6%	1.6%	0.3%
Volatility	37.2%	34.2%	32.1%
Dividend yield	3.3%	2.0%	1.1%

The number of performance-based stock units granted during the years ended December 31, 2023, 2022 and 2021, was less than 1 million, 2 million and 1 million, respectively. The weighted average grant date fair value of these awards granted during the years ended December 31, 2023, 2022 and 2021, was $65.43, $99.27 and $130.04, respectively. The total fair value of the performance-based stock units that vested was $10 million, $35 million and $57 million in 2023, 2022 and 2021, respectively.

The following table summarizes the restricted stock units and performance stock units activity for the year ended December 31, 2023, which includes both continuing and discontinued operations (in millions except for per share amounts):

	Restricted Stock Units		Performance Stock Units
	(In millions)		(In millions)
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Balance December 31, 2022	2	$103.63	2	$104.52
Granted	3	$61.34	—	$65.43
Vested	(1)	$107.05	—	$110.02
Forfeited	—	$81.39	—	$112.38
Balance December 31, 2023	4	$70.24	2	$96.33

Stock Compensation Cost

The Company recorded total stock compensation expense in continuing operations of $120 million, $189 million and $283 million for the years ended December 31, 2023, 2022 and 2021, respectively, included in Selling, general, and administrative expenses in the consolidated statements of earnings (loss). The Company recorded total stock compensation expense in discontinued operations of $34 million, $26 million and $100 million for the years ended December 31, 2023, 2022 and 2021, respectively. Stock compensation expense related to grants with performance conditions is recorded based on management's expected level of achievement of the financial performance measures during the performance period and is adjusted as appropriate throughout the performance period based on the shares expected to be earned. The 2021 stock compensation expense includes $69 million in continuing operations and $35 million in discontinued operations in accelerated stock compensation expense resulting from the Qualified Retirement Equity Program modification, described further above.

As of December 31, 2023 and 2022, the total unrecognized compensation cost including continuing and discontinued operations related to non-vested stock awards is $219 million and $179 million, respectively. The total unrecognized compensation cost as of December 31, 2023 and 2022, includes $166 million and $136 million, respectively, related to continuing operations, which is expected to be recognized in pre-tax income over a weighted average period of 1.4 years and 1.5 years, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(19)Related-Party Transactions

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

The Company also purchases services and software licenses from Cardinal from time to time. Cardinal was a related party through April 29, 2021. Amounts transacted through these agreements were not significant to the 2021 period presented when Cardinal was a related party.

In connection with the closing of the Worldpay Sale, we entered into several agreements with certain Worldpay entities, as further described in Note 24.

(20)Components of Other Comprehensive Earnings (Loss)

The following table shows Accumulated other comprehensive earnings (loss) attributable to FIS by component, net of tax, for the years ended December 31, 2023, 2022 and 2021 (in millions):

	Change in Fair Value of Net Investment Hedges	Foreign Currency Translation Adjustments	Other	Total
Balances, December 31, 2020	$(1,183)	$1,326	$(86)	$57
Other comprehensive earnings (loss) before reclassifications	878	(697)	4	185
Amounts reclassified from accumulated other comprehensive earnings	—	—	10	10
Balances, December 31, 2021	(305)	629	(72)	252
Other comprehensive earnings (loss) before reclassifications	1,034	(1,682)	36	(612)
Balances, December 31, 2022	729	(1,053)	(36)	(360)
Other comprehensive earnings (loss) before reclassifications	(501)	548	53	100
Balances, December 31, 2023	$228	$(505)	$17	$(260)

See Note 16 for the tax provision associated with each component of other comprehensive earning (loss).

(21)Concentration of Risk

The Company generates a significant amount of revenue from large clients; however, no individual client accounted for 10% or more of total revenue in the years ended December 31, 2023, 2022 and 2021.

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

(22)Segment Information

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

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments, as well as certain non-strategic businesses that we plan to wind down or sell. The overhead and leveraged costs relate to corporate marketing, finance, accounting, human resources, legal, compliance and internal audit functions as well as other costs, such as acquisition, integration and transformation-related expenses and amortization of acquisition-related intangibles, that are not considered when management evaluates revenue-generating segment performance.

In the Corporate and Other segment, the Company recorded acquisition, integration and other costs for the years ended December 31, 2023, 2022 and 2021, comprised of the following (in millions):

	2023	2022	2021

Acquisition and integration	$48	$50	$79
Enterprise transformation, including Future Forward and platform modernization	312	279	107
Severance and other termination expenses, including those associated with enterprise cost control initiatives and changes in senior management	70	89	10
Pending separation of the Worldpay Merchant Solutions business	17	—	—
Stock-based compensation, primarily from certain performance-based awards	15	83	—
Accelerated stock compensation expense - qualified equity retirement program	—	—	155
Other, including divestiture-related expenses and enterprise cost control and other initiatives	20	80	160
Total acquisition, integration and other costs	$482	$581	$511
Amounts in table may not sum due to rounding.

Other costs in Corporate and Other also include incremental amortization expense associated with shortened estimated useful lives and accelerated amortization methods for certain software and deferred contract cost assets resulting from the Company's platform modernization, as described in Notes 9 and 10, impairment charges described in Notes 9 and 10 and costs that were previously incurred in support of the Worldpay Merchant Solutions business but are not directly attributable to it and thus were not recorded in discontinued operations.

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

As of and for the year ended December 31, 2023 (in millions):

	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Revenue	$6,733	$2,766	$322	$9,821
Operating expenses	(4,403)	(1,730)	(2,221)	(8,354)
Depreciation and amortization (including purchase accounting amortization)	598	354	791	1,743
Acquisition, integration and other costs	—	—	482	482
Asset impairments	—	—	113	113
Indirect Worldpay business support costs	—	—	167	167
Adjusted EBITDA	$2,928	$1,390	$(346)	$3,972

Adjusted EBITDA				$3,972
Depreciation and amortization				(1,047)
Purchase accounting amortization				(696)
Acquisition, integration and other costs				(482)
Asset impairments				(113)
Indirect Worldpay business support costs				(167)
Interest expense, net				(621)
Other income (expense), net				(183)
(Provision) benefit for income taxes				(157)
Net earnings (loss) from discontinued operations, net of tax				(7,153)
Net earnings attributable to noncontrolling interest				(7)
Net earnings (loss) attributable to FIS common stockholders				$(6,654)
Capital expenditures (1)	$433	$269	$131	$833
(1) Capital expenditures include $53 million in other financing obligations for certain hardware and software.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As of and for the year ended December 31, 2022 (in millions):

	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Revenue	$6,624	$2,631	$464	$9,719
Operating expenses	(4,339)	(1,624)	(2,538)	(8,501)
Depreciation and amortization (including purchase accounting amortization)	597	331	951	1,879
Acquisition, integration and other costs	—	—	581	581
Asset impairments	—	—	103	103
Indirect Worldpay business support costs	—	—	180	180
Adjusted EBITDA	$2,882	$1,338	$(259)	$3,961

Adjusted EBITDA				$3,961
Depreciation and amortization				(1,101)
Purchase accounting amortization				(778)
Acquisition, integration and other costs				(581)
Asset impairments				(103)
Indirect Worldpay business support costs				(180)
Interest expense, net				(281)
Other income (expense), net				4
(Provision) benefit for income taxes				(325)
Net earnings (loss) from discontinued operations, net of tax				(17,324)
Net earnings attributable to noncontrolling interest				(12)
Net earnings attributable to FIS common stockholders				$(16,720)
Capital expenditures (1)	$502	$271	$286	$1,059
(1) Capital expenditures include $63 million in other financing obligations for certain hardware and software.

As of and for the year ended December 31, 2021 (in millions):

	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Revenue	$6,361	$2,495	$483	$9,339
Operating expenses	(4,051)	(1,577)	(2,671)	(8,299)
Depreciation and amortization (including purchase accounting amortization)	584	317	970	1,871
Acquisition, integration and other costs	—	—	511	511
Asset impairments	—	—	194	194
Indirect Worldpay business support costs	—	—	153	153
Adjusted EBITDA	$2,894	$1,235	$(360)	3,769

Adjusted EBITDA				$3,769
Depreciation and amortization				(1,035)
Purchase accounting amortization				(836)
Acquisition, integration and other costs				(511)
Asset impairments				(194)
Indirect Worldpay business support costs				(153)
Interest expense, net				(212)
Other income (expense), net				(109)
(Provision) benefit for income taxes				(403)
Net earnings (loss) from discontinued operations				102
Equity method investment earnings (loss)				6
Net earnings attributable to noncontrolling interest				(7)
Net earnings attributable to FIS common stockholders				$417
Capital expenditures (1)	$446	$221	$286	$953
(1) Capital expenditures include $35 million in other financing obligations for certain hardware and software.

Clients in the U.K., Germany, Brazil, Australia and Switzerland accounted for the majority of the revenue from clients based outside of North America for all periods presented. No individual country outside of North America accounted for more than 10% of total revenue for the years ended December 31, 2023, 2022 and 2021.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaled $651 million and $632 million as of December 31, 2023 and 2022, respectively. These assets are predominantly located in the United Kingdom, Germany, India, France, Australia, and Switzerland..

(23) Quarterly Financial Data (unaudited)

2023	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,397	$2,424	$2,489	$2,510
Gross profit	828	906	966	975
Operating income	311	351	475	331
Net earnings (loss) from continuing operations	96	85	261	65
Earnings (loss) from discontinued operations, net of tax	45	(6,679)	(708)	188
Net earnings (loss)	141	(6,594)	(447)	253
Net (earnings) loss attributable to noncontrolling interest from continuing operations	—	(1)	(1)	(1)
Net (earnings) loss attributable to noncontrolling interest from discontinued operations	(1)	(1)	(1)	(1)
Net earnings (loss) attributable to FIS	140	(6,596)	(449)	251

Net earnings (loss) attributable to FIS:
Continuing operations	$96	$84	$260	$64
Discontinued operations	44	(6,680)	(709)	187
Total	$140	$(6,596)	$(449)	$251

Net earnings (loss) per common share attributable to FIS from continuing operations:
Basic	$0.16	$0.14	$0.44	$0.11
Diluted	$0.16	$0.14	$0.44	$0.11

Weighted average common shares outstanding:
Basic	592	592	592	589
Diluted	593	592	592	591

Amounts in tables in the financial statements and accompanying footnotes may not sum or calculate due to rounding.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2022	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,370	$2,408	$2,415	$2,526
Gross profit	799	867	881	956
Operating income	202	254	384	379
Net earnings (loss) from continuing operations	121	161	222	111
Earnings (loss) from discontinued operations, net of tax	—	119	32	(17,473)
Net earnings (loss)	121	280	254	(17,362)
Net (earnings) loss attributable to noncontrolling interest from continuing operations	—	(2)	(4)	(2)
Net (earnings) loss attributable to noncontrolling interest from discontinued operations	(1)	(1)	(1)	(1)
Net earnings (loss) attributable to FIS	120	277	249	(17,365)

Net earnings (loss) attributable to FIS:
Continuing operations	$121	$159	$218	$109
Discontinued operations	(1)	118	31	(17,474)
Total	$120	$277	$249	$(17,365)

Net earnings (loss) per common share attributable to FIS from continuing operations:
Basic	$0.20	$0.26	$0.36	$0.18
Diluted	$0.20	$0.26	$0.36	$0.18

Weighted average common shares outstanding:
Basic	610	608	605	593
Diluted	614	611	607	593

Amounts in tables in the financial statements and accompanying footnotes may not sum or calculate due to rounding.

(24)Subsequent Event

As discussed in Note 1, on January 31, 2024, FIS completed the previously announced Worldpay Sale in a transaction valuing the Worldpay Merchant Solutions business at an enterprise value of $18.5 billion, including $1.0 billion of consideration contingent on the returns realized by Buyer exceeding certain thresholds. The net cash proceeds received by FIS at the closing were greater than $12 billion, net of estimated closing adjustments, debt restructuring fees, taxes and transaction costs. The closing adjustments relate to estimated closing levels of the Worldpay Merchant Solutions business' debt, working capital relative to an agreed target and available cash relative to an agreed minimum of not less than $1.5 billion and will be trued-up post-closing. We intend to use proceeds from the sale to retire debt and return additional capital to shareholders through our existing share repurchase authorization, as well as for general corporate purposes, while maintaining an investment grade credit rating. As of the closing, we retained a non-controlling 45% ownership interest in a new standalone Joint Venture with GTCR. In future reports, FIS' share of the net income of the Joint Venture will be reported as equity method investment earnings (loss).

In connection with the closing of the Worldpay Sale, the Company entered into a limited liability company operating agreement (the "LLCA") with respect to the Joint Venture, and a registration rights agreement with respect to the Company’s retained equity interest in the Joint Venture. The LLCA provides that FIS has the right to appoint a minority of the board of managers of the Joint Venture and that FIS has customary consent and consultation rights with respect to certain material actions of the Joint Venture, in each case, subject to ownership stepdown thresholds. The LLCA contains, among other things, covenants and restrictions relating to other governance, liquidity and tax matters, including non-solicitation and non-competition covenants, distribution mechanics, preemptive rights and follow-on equity funding commitments of GTCR, and restrictions on transfer and associated tag-along and drag-along rights. Each of FIS and GTCR will have the right to require the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Joint Venture to consummate an initial public offering ("IPO") or sale transaction after the fourth anniversary of the closing, subject to certain return hurdle and (in the case of an IPO) public float requirements, which requirements will fall away following the sixth anniversary of the closing.

Also in connection with the closing of the Worldpay Sale, the Company entered into additional agreements with certain Worldpay entities, including:

•commercial arrangements whereby each party would provide (i) referrals in connection with certain products and services provided by the other party, which are generally structured as revenue shares, and (ii) certain commercial services to the other party;

•a transition services agreement whereby the Company will continue to provide services in support of Worldpay and provide support for migration of the services for up to 24 months (subject to a six-month extension). In addition, the Joint Venture will provide reverse services so that the Company may maintain access to certain resources and services transferred to the Joint Venture in the Worldpay Sale;

•an employee leasing agreement pursuant to which FIS will lease certain employees to Worldpay in the United States, China, Colombia and South Korea for up to five months after the closing and in the Netherlands for up to two months after closing; and

•a data sharing agreement governing the sharing of data, including across the post-closing services agreements.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as set forth in Item 8.

Item 9B.    Other Information

During the quarter ended December 31, 2023, Mr. Jeffrey Goldstein, Independent Chair of the Company’s Board of Directors, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c). Under the plan, which was adopted on November 16, 2023, Mr. Goldstein instructed his broker to purchase shares of FIS common stock each quarter in an amount approximately equal to his cash director fees, which are paid quarterly in equal installments. The aggregate purchase price for shares to be purchased under the plan is $220,000. The trading plan will expire on the earlier of January 31, 2025 or the date on which all purchases under the plan have been completed. Mr. Goldstein has informed the Company that he intends to continue to use the full amount of his cash director fees to purchase FIS common stock for so long as he remains a Director of the Company.

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

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
2.1	Purchase and Sale Agreement, dated as of July 5, 2023, by and among Fidelity National Information Services, Inc., New Boost Holdco, LLC, GTCR W Aggregator LP, GTCR W Merger Sub LLC and GTCR W-2 Merger Sub LLC.	8-K	001-16427	2.1	7/11/2023
2.2	Amendment No. 1 to Purchase and Sale Agreement, dated as of January 30, 2024, by and among Fidelity National Information Services, Inc., New Boost Holdco, LLC, GTCR W Aggregator LP, GTCR W Merger Sub LLC, and GTCR W-2 Merger Sub LLC.	8-K	001-16427	2.2	2/1/2024
3.1	Amended and Restated Articles of Incorporation of Fidelity National Information Services, Inc.	8-K	001-16427	3.1	2/6/2006
3.2	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.	10-K	001-16427	3.2	2/26/2013
3.3	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.	10-Q	001-16427	3.1	8/7/2014
3.4	Articles of Amendment to the Articles of Incorporation of Fidelity National Information Services, Inc., Effective as of July 31, 2019.	8-K	001-16427	3.1	7/31/2019
3.5	Fifth Amended and Restated Bylaws of Fidelity National Information Services, Inc.	8-K	001-16427	3.1	4/22/2022
4.1	Form of certificate representing Fidelity National Information Services, Inc. Common Stock.	S-3ASR	333-131593	4.3	2/6/2006
4.2	Indenture, dated as of April 15, 2013, among FIS, the Guarantors and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	4/15/2013
4.3	Eleventh Supplemental Indenture, dated as of August 16, 2016 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	8/16/2016
4.4	Thirteenth Supplemental Indenture, dated as of July 10, 2017 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	7/11/2017

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
4.5	Fifteenth Supplemental Indenture, dated as of May 16, 2018 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	5/16/2018
4.6	Sixteenth Supplemental Indenture, dated as of May 16, 2018 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	5/16/2018
4.7	Nineteenth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	5/21/2019
4.8	Twentieth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.4	5/21/2019
4.9	Twenty-First Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.5	5/21/2019
4.10	Twenty-Fourth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.8	5/21/2019
4.11	Twenty-Fifth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.9	5/21/2019
4.12	Twenty-Seventh Supplemental Indenture, dated as of December 3, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	12/3/2019
4.13	Twenty-Eighth Supplemental Indenture, dated as of December 3, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	12/3/2019
4.14	Twenty-Ninth Supplemental Indenture, dated as of December 3, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.4	12/3/2019

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
4.15	Thirty-First Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.2	3/2/2021
4.16	Thirty-Second Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.3	3/2/2021
4.17	Thirty-Third Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.4	3/2/2021
4.18	Thirty-Fourth Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.5	3/2/2021
4.19	Thirty-Fifth Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.6	3/2/2021
4.20	Thirty-Sixth Supplemental Indenture, dated as of July 13, 2022 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.1	7/13/2022
4.21	Thirty-Seventh Supplemental Indenture, dated as of July 13, 2022 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.2	7/13/2022
4.22	Thirty-Eighth Supplemental Indenture, dated as of July 13, 2022 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.3	7/13/2022
4.23	Thirty-Ninth Supplemental Indenture, dated as of July 13, 2022 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.4	7/13/2022
4.24	Description of the Company's Common Stock registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-16427	4.25	2/20/2020
4.25	Description of the Company's 1.100% Senior Notes due 2024 registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-16427	4.27	2/27/2023

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
4.26
Description of the Company's 1.500% Senior Notes Due 2027, 2.000% Senior Notes Due 2030, 2.950% Senior Notes Due 2039 and 3.360% Senior Notes Due 2031 registered pursuant to Section 12 of the Securities Exchange Act of 1934.
						*
4.27	Description of the Company's 0.625% Senior Notes Due 2025, 1.000% Senior Notes Due 2028 and 2.250% Senior Notes Due 2029, registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-16427	4.29	2/27/2023
10.1	Certegy Inc. Deferred Compensation Plan, effective as of June 15, 2001. (1)	10-K405	001-16427	10.25	3/25/2002
10.2	Grantor Trust Agreement, dated as of July 8, 2001, between Certegy Inc. and Wachovia Bank, N.A. (1)	10-K405	001-16427	10.15	3/25/2002
10.3	Grantor Trust Agreement, dated as of July 8, 2001 and amended and restated as of December 5, 2003, between Certegy Inc. and Wachovia Bank, N.A. (1)	10-K	001-16427	10.15(a)	2/17/2004
10.4	Second Amendment Agreement, dated as of April 5, 2019, by and among Fidelity National Information Services, Inc., the financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-16427	10.1	4/11/2019
10.5	Third Amendment and Joinder Agreement, dated as of May 29, 2019, by and among Fidelity National Information Services, Inc., the financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-16427	10.1	6/4/2019
10.6	Fourth Amendment Agreement dated as of March 2, 2021 by and among Fidelity National Information Services, Inc., and JP Morgan Chase Bank N.A., as administrative agent.	8-K	001-16427	10.1	3/4/2021
10.7	Fidelity National Information Services, Inc. Employee Stock Purchase Plan, effective as of March 16, 2006. (1)	S-4/A	333-135845	Annex C	9/19/2006
10.8	Fidelity National Information Services, Inc. Annual Incentive Plan, effective as of October 23, 2006. (1)	S-4/A	333-135845	Annex D	9/19/2006
10.9	Employment Agreement, effective as of April 16, 2012, by and among Fidelity National Information Services, Inc., and Gregory G. Montana. (1)	10-K	001-16427	10.81	2/26/2013
10.10	Amendment to Employment Agreement, effective as of February 23, 2016 by and among Fidelity National Information Services, Inc., and Gregory G. Montana. (1)	10-K	001-16427	10.43	2/26/2016

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.11	Employment Agreement, effective as of February 1, 2018 by and between Fidelity National Information Services, Inc. and Denise Williams. (1)	10-K	001-16427	10.36	2/22/2018
10.12	Terms and Conditions of Employment, effective as of April 2, 2018, by and among FIS Systems (U.K.) Limited. and Martin Boyd. (1)	10-Q	001-16427	10.4	8/6/2019
10.13	Amendment to Terms and Conditions of Employment Agreement effective January 31, 2022 by and among FIS Capital Markets UK Limited, and Martin Boyd. (1)	10-K	001-16427	10.29	2/23/2022
10.14	Employment Agreement effective as of February 7, 2022, between Fidelity National Information Services, Inc., and Caroline Tsai. (1)	10-K	001-16427	10.26	2/27/2023
10.15	Employment Agreement effective as of December 16, 2013, between Fidelity National Information Services, Inc., and Ido Gileadi. (1)	10-K	001-16427	10.27	2/27/2023
10.16	Amendment to Employment Agreement effective as of January 31, 2022, between Fidelity National Information Services, Inc., and Ido Gileadi. (1)	10-K	001-16427	10.28	2/27/2023
10.17	Employment Agreement effective as of June 1, 2015, between Fidelity National Information Services, Inc. and Erik Hoag. (1)	10-K	001-16427	10.29	2/27/2023
10.18	Amendment to Employment Agreement effective as of January 31, 2022, between Fidelity National Information Services, Inc., and Erik Hoag. (1)	10-K	001-16427	10.30	2/27/2023
10.19	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2016. (1)	10-K	001-16427	10.62	2/23/2017
10.20	Form of Non-Statutory Stock Option Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2017. (1)	10-K	001-16427	10.47	2/21/2019
10.21	Form of Non-Statutory Stock Option Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2017. (1)	10-K	001-16427	10.49	2/21/2019
10.22	Form of Stock Option Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2018. (1)	10-K	001-16427	10.51	2/21/2019

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.23	Seventh Amendment and Restatement Agreement, dated as of September 21, 2018, by and among Fidelity National Information Services, Inc., each lender party thereto and JP Morgan Chase Bank N.A., as Administrative Agent.	8-K	001-16427	10.1	9/24/2018
10.24	Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan, as amended and restated effective May 30, 2018. (1)	DEF 14A	001-16427	Annex A	4/20/2018
10.25	Amendment to Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan. (1)	10-Q	001-16427	10.2	10/29/2020
10.26	Form of Stock Option Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2019. (1)	10-K	001-16427	10.43	2/20/2020
10.27	Form of Stock Option Grant for United States Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.51	2/20/2020
10.28	Form of Stock Option Grant for United Kingdom Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.52	2/20/2020
10.29	Form of Restricted Stock Unit Award for United Kingdom Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.53	2/20/2020
10.30	Form of Stock Option Grant Notice and Option Agreement under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2013 through 2017. (1)	10-Q	001-35462	10.1	5/6/2013
10.31	Form of Stock Option Grant Notice and Stock Option Award Agreement for U.S. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2018 and 2019. (1)	10-K	001-35462	10.16.14	2/28/2018
10.32	Worldpay, Inc.2012 Equity Incentive Plan. (1)	10-K	001-35462	10.40	2/28/2018
10.33	Form of Deferred Restricted Stock Unit Grant to Director under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in May 2020. (1)	10-K	001-16427	10.63	2/18/2021
10.34	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2020. (1)	10-K	001-16427	10.64	2/18/2021

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.35	Form of Stock Option Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2020. (1)	10-K	001-16427	10.65	2/18/2021
10.36	Form of Restricted Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2020. (1)	10-K	001-16427	10.66	2/18/2021
10.37	Form of Restricted Stock Unit Grant to Director under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in May 2020. (1)	10-K	001-16427	10.67	2/18/2021
10.38	Fidelity National Information Services, Inc. Qualified Retirement Equity Program effective January 1, 2021. (1)	10-Q	001-16427	10.1	5/6/2021
10.39	Form of Stock Option Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made beginning in March 2021. (1)	10-Q	001-16427	10.2	5/6/2021
10.40	Form of Restricted Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made beginning in March 2021. (1)	10-Q	001-16427	10.3	5/6/2021
10.41	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made beginning in March 2021. (1)	10-Q	001-16427	10.4	5/6/2021
10.42	Employment Agreement, effective as of June 1, 2021, by and between Fidelity National Information Services, Inc., and Thomas K. Warren.(1)	10-Q	001-16427	10.1	8/3/2021
10.43	Amended and Restated Employment Agreement dated as of October 17, 2022 between Fidelity National Information Services, Inc., and Stephanie Ferris.(1)	10-Q	001-16427	10.2	11/4/2022
10.44	Cooperation Agreement dated as of December 14, 2022, between Fidelity National Information Services, Inc. and D.E. Shaw.	8-K	001-16427	10.1	12/15/2022
10.45	Amendment to Employment Agreement effective as of January 31, 2022, between Fidelity National Information Services, Inc., and Denise Williams. (1)	10-K	001-16427	10.78	2/27/2023

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.46	Employment Agreement, by and between Fidelity National Information Services, Inc. and James Kehoe. (1)	8-K	001-16427	10.1	8/22/2023
10.47	Fidelity National Information Services, Inc. Employee Stock Purchase Plan, effective May 25, 2022. (1)	DEF 14A	001-16427	Annex B	4/15/2022
10.48	Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan. (1)	DEF 14A	001-16427	Annex A	4/15/2022
10.49	Form of Stock Option Grant under Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made beginning in March 2023. (1)	10-Q	001-16427	10.1	5/2/2023
10.50	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made beginning in March 2023. (1)	10-Q	001-16427	10.2	5/2/2023
10.51	Form of Restricted Stock Unit Grant under Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made beginning in March 2023. (1)	10-Q	001-16427	10.3	5/2/2023
10.52	Limited Consulting Services Engagement Agreement between Lucido Advisory Services, LLC and Fidelity Information Services, LLC, effective March 1, 2024. (1)	8-K	001-16427	10.2	2/23/2024
10.53	Second Amendment to Employment Agreement by and between Fidelity National Information Services, Inc, and Erik Hoag, effective as of January 1, 2024. (1)	8-K	001-16427	10.1	2/23/2024
21.1	Subsidiaries of the Registrant.					*
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).					*
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
*
97	Excess Incentive Compensation Clawback Policy.					*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tages are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit (101).					*
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date:	February 26, 2024	By:	/s/ Stephanie Ferris
Stephanie Ferris
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 26, 2024	By:	/s/ James Kehoe
James Kehoe
Chief Financial Officer
(Principal Financial Officer)

Date:	February 26, 2024	By:	/s/ Christopher Thompson
Christopher Thompson
Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 26, 2024	By:	/s/ Stephanie Ferris
Stephanie Ferris
President, Chief Executive Officer and Director

Date:	February 26, 2024	By:	/s/ Jeffrey A. Goldstein
Jeffrey A. Goldstein
Chairman of the Board
Director

Date:	February 26, 2024	By:	/s/ Lee Adrean
Lee Adrean
Director

Date:	February 26, 2024	By:	/s/ Ellen R. Alemany
Ellen R. Alemany
Director

Date:	February 26, 2024	By:	/s/ Mark D. Benjamin
Mark D. Benjamin
Director

Date:	February 26, 2024	By:	/s/ Vijay D'Silva
Vijay D'Silva
Director

Date:	February 26, 2024	By:	/s/ Lisa A. Hook
Lisa A. Hook
Director

Date:	February 26, 2024	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
Director

Date:	February 26, 2024	By:	/s/ Gary L. Lauer
Gary L. Lauer
Director

Date:	February 26, 2024	By:	/s/ Louise M. Parent
Louise M. Parent
Director

Date:	February 26, 2024	By:	/s/ Brian T. Shea
Brian T. Shea
Director

Date:	February 26, 2024	By:	/s/ James B. Stallings, Jr.
James B. Stallings, Jr.
Director