Form 10-Q
period 2024-03-31
Fidelity National Information Services, Inc.
filed 2024-05-07
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of May 3, 2024, 556,251,447 shares of the Registrant's Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2024

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,329	$440
Settlement assets	585	617
Trade receivables, net of allowance for credit losses of $39 and $31, respectively	1,685	1,730
Other receivables	321	287
Receivable from related party	153	—
Prepaid expenses and other current assets	623	603
Current assets held for sale	942	10,111
Total current assets	7,638	13,788
Property and equipment, net	668	695
Goodwill	16,974	16,971
Intangible assets, net	1,682	1,823
Software, net	2,133	2,115
Equity method investment	4,131	—
Other noncurrent assets	1,521	1,528
Deferred contract costs, net	1,105	1,076
Noncurrent assets held for sale	19	17,109
Total assets	$35,871	$55,105
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$2,036	$1,859
Settlement payables	607	635
Deferred revenue	906	832
Short-term borrowings	—	4,760
Current portion of long-term debt	587	1,348
Current liabilities held for sale	894	8,884
Total current liabilities	5,030	18,318
Long-term debt, excluding current portion	10,607	12,970
Deferred income taxes	877	2,179
Other noncurrent liabilities	1,332	1,446
Noncurrent liabilities held for sale	—	1,093
Total liabilities	17,846	36,006

Equity:
FIS stockholders' equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding as of March 31, 2024, and December 31, 2023	—	—
Common stock $0.01 par value, 750 shares authorized, 632 and 631 shares issued as of March 31, 2024, and December 31, 2023, respectively	6	6
Additional paid in capital	46,968	46,935
(Accumulated deficit) retained earnings	(22,347)	(22,864)
Accumulated other comprehensive earnings (loss)	(432)	(260)
Treasury stock, $0.01 par value, 69 and 48 common shares as of March 31, 2024, and December 31, 2023, respectively, at cost	(6,174)	(4,724)
Total FIS stockholders' equity	18,021	19,093
Noncontrolling interest	4	6
Total equity	18,025	19,099
Total liabilities and equity	$35,871	$55,105
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Loss)
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2024	2023
Revenue	$2,467	$2,397
Cost of revenue	1,552	1,569
Gross profit	915	828
Selling, general, and administrative expenses	573	517
Asset impairments	14	—
Other operating (income) expense, net - related party	(33)	—
Operating income (loss)	361	311
Other income (expense):
Interest expense, net	(77)	(142)
Other income (expense), net	(154)	(36)
Total other income (expense), net	(231)	(178)
Earnings (loss) before income taxes and equity method investment earnings (loss)	130	133
Provision (benefit) for income taxes	26	37
Equity method investment earnings (loss), net of tax	(86)	—
Net earnings (loss) from continuing operations	18	96
Earnings (loss) from discontinued operations, net of tax	707	45
Net earnings (loss)	725	141
Net (earnings) loss attributable to noncontrolling interest from continuing operations	(1)	—
Net (earnings) loss attributable to noncontrolling interest from discontinued operations	—	(1)
Net earnings (loss) attributable to FIS common stockholders	$724	$140

Net earnings (loss) attributable to FIS:
Continuing operations	$17	$96
Discontinued operations	707	44
Total	$724	$140
Basic earnings (loss) per common share attributable to FIS:
Continuing operations	$0.03	$0.16
Discontinued operations	1.23	0.07
Total	$1.26	$0.24
Diluted earnings (loss) per common share attributable to FIS:
Continuing operations	$0.03	$0.16
Discontinued operations	1.22	0.07
Total	$1.25	$0.24
Weighted average common shares outstanding:
Basic	576	592
Diluted	578	593
Amounts in table may not sum or calculate due to rounding.
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(In millions)
(Unaudited)

	Three months ended March 31,
	2024	2023

Net earnings (loss)	$725	$141
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustments	$(136)	$257
Change in fair value of net investment hedges	160	(296)
Excluded components of fair value hedges	(5)	—
Reclassification of foreign currency translation adjustments to net earnings (loss) from discontinued operations	(148)	—
Share of equity method investment other comprehensive earnings (loss)	3	—
Other adjustments	(6)	—
Other comprehensive earnings (loss), before tax	(132)	(39)
Provision for income tax (expense) benefit related to items of other comprehensive earnings (loss)	(40)	35
Other comprehensive earnings (loss), net of tax	(172)	(4)
Comprehensive earnings (loss)	553	137
Net (earnings) loss attributable to noncontrolling interest	(1)	(1)
Comprehensive earnings (loss) attributable to FIS common stockholders	$552	$136
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three months ended March 31, 2024 and 2023
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2023	631	(48)	$6	$46,935	$(22,864)	$(260)	$(4,724)	$6	$19,099
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	1	—	—	—	—	1
Purchases of treasury stock	—	(21)	—	—	—	—	(1,432)	—	(1,432)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(18)	—	(18)
Stock-based compensation	—	—	—	32	—	—	—	—	32
Sale of Worldpay noncontrolling interest	—	—	—	—	—	—	—	(2)	(2)
Cash dividends declared ($0.36 per share per quarter) and other distributions	—	—	—	—	(207)	—	—	(1)	(208)
Net earnings (loss)	—	—	—	—	724	—	—	1	725
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(172)	—	—	(172)
Balances, March 31, 2024	632	(69)	$6	$46,968	$(22,347)	$(432)	$(6,174)	$4	$18,025

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2022	630	(39)	$6	$46,735	$(14,971)	$(360)	$(4,192)	$8	$27,226
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	40	—	—	—	—	40
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(14)	—	(14)
Stock-based compensation	—	—	—	20	—	—	—	—	20
Cash dividends declared ($0.52 per share per quarter) and other distributions	—	—	—	—	(310)	—	—	(2)	(312)
Other	—	—	—	7	—	—	—	—	7
Net earnings (loss)	—	—	—	—	140	—	—	1	141
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(4)	—	—	(4)
Balances, March 31, 2023	631	(39)	$6	$46,802	$(15,141)	$(364)	$(4,206)	$7	$27,104

(1)Excludes redeemable noncontrolling interest that is not considered equity.

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - (Unaudited)
(In millions)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net earnings (loss)	$725	$141
Less earnings (loss) from discontinued operations, net of tax	707	45
Net earnings (loss) from continuing operations	18	96
Adjustment to reconcile net earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	428	447
Amortization of debt issuance costs	6	8
Asset impairments	14	—
Loss on extinguishment of debt	174	—
Loss (gain) on sale of businesses, investments and other	14	—
Stock-based compensation	31	13
Loss from equity method investment	86	—
Deferred income taxes	(64)	(10)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	133	125
Receivable from related party	(153)	—
Settlement activity	12	4
Prepaid expenses and other assets	(116)	(163)
Deferred contract costs	(115)	(102)
Deferred revenue	45	58
Accounts payable, accrued liabilities and other liabilities	(307)	(185)
Net cash provided by operating activities from continuing operations	206	291
Cash flows from investing activities:
Additions to property and equipment	(27)	(39)
Additions to software	(175)	(154)
Settlement of net investment hedge cross-currency interest rate swaps	5	(10)
Net proceeds from sale of businesses and investments	12,795	—
Cash divested from sale of business	(3,137)	—
Acquisitions, net of cash acquired	(56)	—
Other investing activities, net	(24)	(4)
Net cash provided by (used in) investing activities	9,381	(207)
Cash flows from financing activities from continuing operations:
Borrowings	13,441	20,233
Repayment of borrowings and other financing obligations	(21,379)	(20,538)
Debt issuance costs	—	(2)
Net proceeds from stock issued under stock-based compensation plans	—	47
Treasury stock activity	(1,342)	(14)
Dividends paid	(209)	(309)
Purchase of noncontrolling interest	—	(173)
Other financing activities, net	43	(1)
Net cash provided by (used in) financing activities from continuing operations	(9,446)	(757)
Discontinued operations
Net cash provided by (used in) operating activities	(241)	341
Net cash provided by (used in) investing activities	(39)	(86)
Net cash provided by (used in) financing activities	(65)	(139)
Net cash provided by (used in) discontinued operations	(345)	116
Effect of foreign currency exchange rate changes on cash from continuing operations	(17)	9
Effect of foreign currency exchange rate changes on cash from discontinued operations	(25)	77
Net increase (decrease) in cash, cash equivalents and restricted cash	(246)	(471)
Cash, cash equivalents and restricted cash, beginning of period	4,414	4,813
Cash, cash equivalents and restricted cash, end of period	$4,168	$4,342
Supplemental cash flow information:
Cash paid for interest	$182	$176
Cash paid for income taxes	$101	$57
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

(1)     Basis of Presentation

The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

On January 31, 2024, the Company completed the previously announced sale ("the Worldpay Sale") of a 55% equity interest in its Worldpay Merchant Solutions business to private equity funds managed by GTCR, LLC (such funds, the "Buyer"). FIS retains a non-controlling 45% ownership interest in a new standalone joint venture, Worldpay Holdco, LLC ("Worldpay"), following the closing of the Worldpay Sale. FIS' share of the net income (loss) of Worldpay is reported as equity method investment earnings (loss), net of tax. The net cash proceeds received by FIS, net of estimated closing adjustments and transaction costs, are presented as investing cash flows within continuing operations on the consolidated statement of cash flows. See Note 4 for information regarding the the equity method investment earnings (loss), net of tax, for the the period from February 1 through March 31, 2024.

During the third quarter of fiscal year 2023, the Company analyzed quantitative and qualitative factors relevant to the Worldpay Merchant Solutions disposal group in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 205-20 and determined that the accounting criteria to be classified as held for sale were met, when a definitive purchase agreement was signed. Accordingly, the assets and liabilities of the disposal group are presented separately on the consolidated balance sheets for all periods presented. In addition, the disposition represents a strategic shift that will have a major impact on the Company's operations and financial results. As a result, the operating results of the Worldpay Merchant Solutions business prior to the closing of the Worldpay Sale have been reflected as discontinued operations for all periods presented and as such, have been excluded from continuing operations and segment results.

The Worldpay Merchant Solutions business included the former Merchant Solutions segment in addition to a business previously included in the Corporate and Other segment, which have been reflected as discontinued operations for all periods presented. Accordingly, the Company no longer reports the Merchant Solutions segment; it now reports its financial performance based on the following segments: Banking Solutions ("Banking"), Capital Market Solutions ("Capital Markets") and Corporate and Other. As a result of its ongoing portfolio assessments, the Company reclassified certain non-strategic operations from Banking to Corporate and Other during the quarter ended December 31, 2023. The Company recast all prior-period segment information presented to reflect these reclassifications. See Note 13 for more information regarding our segments.

Certain reclassifications have been made in the 2023 consolidated financial statements to conform to the classifications used in 2024. The consolidated statements of cash flows for the three months ended March 31, 2024, are presented on a continuing operations basis, with summarized cash flows from discontinued operations for operating, investing and financing activities shown separately. The consolidated statement of cash flows for the three months ended March 31, 2023, has been reclassified to conform to the 2024 presentation.

Amounts in tables in the financial statements and accompanying footnotes may not sum or calculate due to rounding.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2)    Summary of Significant Accounting Policies

The Company adopted the following new significant accounting policy during the first quarter of 2024. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for a complete summary of our significant accounting policies.

Equity Method Investment

The Company reports its investments in unconsolidated entities over whose operating and financial policies the Company has the ability to exercise significant influence, but not control, under the equity method of accounting. Equity method investments are initially recorded at cost and are included in Equity method investment on the consolidated balance sheet. Under this method of accounting, the Company's pro rata share of the investee's earnings or losses is reported in Equity method investment earnings (loss), net of tax, in the consolidated statement of earnings (loss). The Company also reports its investor-level tax impact relating to equity method investments as a component of Equity method investment earnings (loss) in the consolidated statement of earnings (loss). The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the investees and records reductions in carrying values when necessary. Equity method investees are considered related parties of the Company.

(3)    Discontinued Operations

Sale of Worldpay Merchant Solutions Business

As discussed in Note 1, the Company completed the Worldpay Sale on January 31, 2024. The results of the Worldpay Merchant Solutions business prior to the completion of the Worldpay Sale have been presented as discontinued operations. The assets and liabilities of our Worldpay Brazil and RealNet subsidiaries, the value of which was included as part of the Worldpay Sale, were not conveyed in the closing and are expected to be transferred as soon as all regulatory approvals have been received. These assets and liabilities continue to be reported as assets held for sale, and their related earnings (loss) are deemed immaterial.

The following table represents a reconciliation of the major components of Earnings (loss) from discontinued operations, net of tax, presented in the consolidated statements of earnings (loss), reflecting activity through January 31, 2024 (the date the Worldpay Sale closed) (in millions). The Company's presentation of earnings (loss) from discontinued operations excludes general corporate overhead costs that were historically allocated to the Worldpay Merchant Solutions business. Additionally, beginning on July 5, 2023, the Company stopped amortization of long-lived assets held for sale in accordance with ASC 360.

	One month	Three months
	ended	ended
	January 31, 2024	March 31, 2023
Major components of earnings (loss) from discontinued operations before income taxes:
Revenue	$403	$1,113
Cost of revenue	(63)	(600)
Selling, general, and administrative expenses	(155)	(487)
Interest income (expense), net	1	5
Other, net	(4)	24
Earnings (loss) from discontinued operations related to major components of pretax earnings (loss)	182	55
Loss on sale of disposal group	(466)	—
Earnings (loss) from discontinued operations	(284)	55
Provision (benefit) for income taxes	(991)	11
Earnings (loss) from discontinued operations, net of tax attributable to FIS	$707	$44

Loss on sale of disposal group of $466 million reflects the impact of the excess of the carrying value of the disposal group over the estimated fair value less cost to sell. The Company recorded a tax benefit of $991 million primarily from the write-off

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

of U.S. deferred tax liabilities that were not transferred in the Worldpay Sale, net of the estimated current U.S. tax cost that the Company expects to incur as a result of the Worldpay Sale and which was recorded based on available data and management determinations as of March 31, 2024. Post-closing selling price adjustments and completion of other purchase agreement provisions in connection with the Worldpay Sale could result in further adjustments to the loss on sale amount and the estimated tax impact.

The following table represents the major classes of assets and liabilities of the disposal group classified as held for sale presented in the consolidated balance sheets as of March 31, 2024, and December 31, 2023 (in millions). Assets held for sale are reported at the lower of their carrying value or fair value less cost to sell and are not depreciated or amortized.

	March 31, 2024	December 31, 2023
Major classes of assets included in discontinued operations:
Cash and cash equivalents	$47	$1,380
Settlement assets	891	6,727
Trade receivables, net of allowance for credit losses of $— and $52	3	1,843
Prepaid expenses and other current assets	1	161
Total current assets	942	10,111
Property and equipment, net	—	207
Goodwill	17	10,906
Intangible assets, net	—	5,971
Software, net	—	1,321
Other noncurrent assets	2	613
Total noncurrent assets	19	19,018
Less valuation allowance	—	(1,909)
Total assets of the disposal group classified as held for sale	$961	$27,220

Major classes of liabilities included in discontinued operations:
Accounts payable, accrued and other liabilities	$3	$998
Settlement payables (1)	891	7,821
Other current liabilities	—	65
Total current liabilities	894	8,884
Deferred income taxes	—	599
Other noncurrent liabilities	—	494
Total noncurrent liabilities	—	1,093
Total liabilities of the disposal group classified as held for sale	$894	$9,977

(1)As of March 31, 2024, Settlement payables includes $101 million due to Payrix, a subsidiary of Worldpay, which is a related party.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Settlement Assets

The principal components of the Company's settlement assets of the disposal group are as follows (in millions):

	March 31, 2024	December 31, 2023
Settlement assets
Settlement deposits	$—	$56
Merchant float	792	2,594
Settlement receivables	99	4,077
Total Settlement assets	$891	$6,727

Held-for-sale Disposal Group Measurement

The net assets held for sale as of March 31, 2024, consisting of the net assets of our Worldpay Brazil and RealNet subsidiaries, are recorded at carrying value less cost to sell.

(4)    Equity Method Investment

As discussed in Note 1, the Company completed the Worldpay Sale on January 31, 2024, retaining a non-controlling ownership interest in Worldpay. We account for our remaining minority ownership in Worldpay using the equity method of accounting. As of March 31, 2024, we own 45% of Worldpay. This investment is reflected in Equity method investment on our March 31, 2024, consolidated balance sheet. During the two-month period from February 1 through March 31, 2024, our share of the net income of Worldpay and our investor-level tax impact is reported as Equity method investment earnings (loss), net of tax, in the consolidated statement of earnings (loss).

Summary Worldpay financial information is as follows (in millions):

Two months ended March 31, 2024
Revenue	$832
Gross profit	$385
Earnings (loss) before income taxes	$(230)
Net earnings (loss) attributable to Worldpay	$(243)
FIS share of net earnings (loss) attributable to Worldpay, net of tax (1)	$(86)

(1)This amount is net of $23 million of investor-level tax benefit.

Continuing Involvement with Discontinued Operations and Related-Party Transactions

In connection with the closing of the Worldpay Sale, the Company entered into a limited liability company operating agreement (the "LLCA") with respect to Worldpay, and a registration rights agreement with respect to the Company's retained equity interest in Worldpay. The LLCA provides that FIS has the right to appoint a minority of the board of managers of Worldpay and that FIS has customary consent and consultation rights with respect to certain material actions of Worldpay, in each case, subject to ownership stepdown thresholds. The LLCA contains, among other things, covenants and restrictions relating to other governance, liquidity and tax matters, including non-solicitation and noncompetition covenants, distribution mechanics, preemptive rights and follow-on equity funding commitments of the Buyer, and restrictions on transfer and associated tag-along and drag-along rights. Each of FIS and the Buyer will have the right to require Worldpay to consummate an initial public offering ("IPO") or sale transaction after the fourth anniversary of the closing, subject to certain return hurdles and (in the case of an IPO) public float requirements, which requirements will fall away following the sixth anniversary of the closing.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We have continuing involvement with Worldpay, primarily through our remaining interest, an employee leasing agreement ("ELA"), a transition services agreement ("TSA"), and various other commercial agreements. Under the terms of the ELA, the Company is leasing certain employees to Worldpay in the United States, China, Colombia and South Korea for up to five months after the closing. The compensation and benefit costs paid by the Company for the leased employees are billed to and reimbursed by Worldpay. Under the terms of the TSA, the Company is procuring certain third-party services on behalf of Worldpay and providing technology infrastructure, risk and security, accounting and various other corporate services to Worldpay for a period of up to 24 months after the closing, subject to a six-month extension, and Worldpay is providing various corporate services to the Company, allowing it to maintain access to certain resources transferred in the Worldpay Sale.

Pass-through costs under the ELA and third-party pass-through costs under the TSA of $115 million and $57 million, respectively, were incurred during the two-month period from February 1 through March 31, 2024, and netted against the equal and offsetting reimbursement amounts due from Worldpay. Additionally, during the two-month period from February 1 through March 31, 2024, net TSA services income of $33 million was recognized in Other operating (income) expense, net - related party, and the corresponding expense was recognized in Selling, general and administrative expense in the consolidated statement of earnings (loss). Income earned during the two-month period from February 1 through March 31, 2024, from various commercial services provided to Worldpay is not considered material to the Company's consolidated financial statements.

For the two-month period from February 1 through March 31, 2024, we collected net cash of $136 million related to the ELA, TSA and commercial agreements with Worldpay. As of March 31, 2024, we recorded a receivable of $153 million in Receivable from related party on the consolidated balance sheet in connection with the ELA, TSA and commercial agreements. Under the ELA, amounts are generally invoiced to Worldpay on the 15th of each month for the preceding and subsequent payroll periods and are payable by wire transfer within 10 days. $48 million included in our related-party receivable as of March 31, 2024, are offset by an equal amount of accrued employee-related liabilities recorded in Accounts payable, accrued and other liabilities on the consolidated balance sheet. Upon termination of the ELA, the amount of the accrued employee-related liabilities as of the date of termination will be assumed by Worldpay in satisfaction of the corresponding receivable. Under the TSA and commercial agreements, amounts are generally invoiced monthly in arrears and are payable by electronic transfer within 30 days of invoice. As of March 31, 2024, we recorded a settlement payable of $101 million in Current assets held for sale on the consolidated balance sheet for amounts to be settled from our RealNet subsidiary to Payrix, a subsidiary of Worldpay. The settlement payable by RealNet to Payrix is generally paid to Payrix's submerchants on behalf of Payrix via ACH within five business days according to payment instructions provided by Payrix. As of March 31, 2024, we also recorded other payables to Worldpay of $43 million in Accounts payable, accrued and other liabilities on the consolidated balance sheet. These amounts are generally payable within 30 days.

(5)       Virtus Acquisition

On January 2, 2020, FIS acquired a majority interest in Virtus Partners ("Virtus"), previously a privately held company that provides high-value managed services and technology to the credit and loan market. The acquisition was accounted for as a business combination. FIS acquired a 70% voting and financial interest in Virtus with 30% interest retained by the founders of Virtus (the "Founders"). The agreement between FIS and the Founders provided FIS with a call option to purchase, and the Founders with a put option requiring FIS to purchase, all of the Founders' retained interest in Virtus at a redemption value determined pursuant to performance goals stated in the agreement, exercisable at any time after two years and three years, respectively, following the acquisition date. In January 2023, the Founders exercised their put option, and as a result, FIS paid the $173 million redemption value, recorded as a financing activity in the consolidated statement of cash flows, and subsequently owns 100% of Virtus.

(6)       Revenue

As a result of our ongoing portfolio assessments, the Company reclassified certain non-strategic operations from Banking to Corporate and Other during the quarter ended December 31, 2023. The Company recast all prior-period segment information presented to reflect these reclassifications.

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue. The tables also include a reconciliation of the disaggregated revenue with the Company's reportable segments.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended March 31, 2024 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,431	$445	$41	$1,917
All others	253	261	36	550
Total	$1,684	$706	$77	$2,467

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,264	$371	$47	$1,682
Software maintenance	91	143	—	234
Other recurring	64	22	10	96
Total recurring	1,419	536	57	2,012

Software license	50	74	—	124
Professional services	132	96	1	229
Other non-recurring fees	83	—	19	102
Total	$1,684	$706	$77	$2,467

For the three months ended March 31, 2023 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,420	$425	$47	$1,892
All others	226	238	41	505
Total	$1,646	$663	$88	$2,397

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,225	$342	$67	$1,634
Software maintenance	90	129	—	219
Other recurring	54	19	10	83
Total recurring	1,369	490	77	1,936

Software license	12	73	—	85
Professional services	154	100	2	256
Other non-recurring fees (1)	111	—	9	120
Total	$1,646	$663	$88	$2,397

(1)    December 31, 2023, was the final deadline for states to complete all benefit issuance under federally funded pandemic relief programs. Accordingly, revenue associated with services the Company provided related to these programs has been classified as Other non-recurring commencing in the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

fourth quarter of 2023, and related prior-period amounts have been reclassified from Transaction processing and services to Other non-recurring for comparability. Revenue associated with services the Company provided related to these programs was $38 million for the three months ended March 31, 2023.

Contract Balances

The Company recognized revenue of $325 million and $314 million during the three months ended March 31, 2024 and 2023, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2024, approximately $22.5 billion of revenue is estimated to be recognized in the future primarily from the Banking Solutions and Capital Market Solutions segments' remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 31% of the Banking Solutions and Capital Market Solutions segments' remaining performance obligations over the next 12 months, approximately another 23% over the next 13 to 24 months, and the balance thereafter.

(7)       Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

The Company records restricted cash in captions other than Cash and cash equivalents in the consolidated balance sheets. The reconciliation between Cash and cash equivalents in the consolidated balance sheets and Cash, cash equivalents and restricted cash per the consolidated statements of cash flows is as follows (in millions):

	March 31, 2024	December 31, 2023
Cash and cash equivalents on the consolidated balance sheets	$3,329	$440
Merchant float from discontinued operations included in current assets held for sale	792	2,594
Cash from discontinued operations included in current assets held for sale	47	1,380
Total Cash, cash equivalents and restricted cash per the consolidated statements of cash flows	$4,168	$4,414

Settlement Assets

The principal components of the Company's settlement assets on the consolidated balance sheets are as follows (in millions):

	March 31, 2024	December 31, 2023
Settlement assets
Settlement deposits	$349	$463
Settlement receivables	236	154
Total Settlement assets	$585	$617

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Intangible Assets, Software and Property and Equipment

The following table provides details of Intangible assets, Software and Property and equipment as of March 31, 2024, and December 31, 2023 (in millions):

	March 31, 2024			December 31, 2023
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Intangible assets	$6,477	$4,795	$1,682	$6,468	$4,645	$1,823
Software	$4,135	$2,002	$2,133	$4,162	$2,047	$2,115
Property and equipment	$2,095	$1,427	$668	$2,074	$1,379	$695

As of March 31, 2024, Intangible assets, net of amortization, includes $1.6 billion of customer relationships and $82 million of trademarks and other intangible assets. Amortization expense with respect to Intangible assets was $160 million and $171 million for the three months ended March 31, 2024 and 2023, respectively.

Depreciation expense for property and equipment was $44 million and $42 million for the three months ended March 31, 2024 and 2023, respectively.

Amortization expense with respect to software was $142 million and $152 million for the three months ended March 31, 2024 and 2023, respectively

For the three months ended March 31, 2024 and 2023, Software includes $11 million and $0, respectively, of impairment primarily related to the termination of certain internally developed software projects.

Goodwill

Changes in goodwill during the three months ended March 31, 2024, are summarized below (in millions).

		Capital	Corporate
	Banking	Market	And
	Solutions	Solutions	Other	Total
Balance, December 31, 2023	$12,588	$4,363	$20	$16,971
Goodwill attributable to acquisitions	5	25	—	30
Foreign currency adjustments	(11)	(16)	—	(27)
Balance, March 31, 2024	$12,582	$4,372	$20	$16,974

We assess goodwill for impairment on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. We evaluated if events and circumstances as of March 31, 2024, indicated potential impairment of our reporting units.

For our Banking and Capital Markets reporting units, we performed a qualitative assessment by examining factors most likely to affect our reporting units' fair values. The factors examined involve use of management judgment and included, among others, (1) forecast revenue, growth rates, operating margins, and capital expenditures used to calculate estimated future cash flows, (2) future economic and market conditions and (3) FIS' market capitalization. Based on our interim impairment assessment as of March 31, 2024, we concluded that it remained more likely than not that the fair value continues to exceed the carrying amount for each of these reporting units; therefore, goodwill was not impaired. Given the substantial excess of fair value over carrying amounts, we believe the likelihood of obtaining materially different results based on a change of assumptions to be low.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Equity Security Investments

The Company holds various equity securities without readily determinable fair values that primarily represent strategic investments made by the Company, as well as investments obtained through acquisitions. Such investments totaled $199 million and $195 million at March 31, 2024, and December 31, 2023, respectively, and are included within Other noncurrent assets on the consolidated balance sheets. The Company accounts for these investments at cost, less impairment, and adjusts the carrying values for observable price changes from orderly transactions for identical or similar investments of the same issuer. These adjustments are generally considered Level 2-type fair value measurements. The Company records realized and unrealized gains and losses on these investments, as well as impairment losses, as Other income (expense), net on the consolidated statements of earnings (loss) and recorded net gains (losses) of $(1) million and $(2) million for the three months ended March 31, 2024 and 2023, respectively, related to these investments.

Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities as of March 31, 2024 and December 31, 2023, consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Trade accounts payable	$130	$110
Accrued salaries and incentives	311	472
Accrued benefits and payroll taxes	134	106
Income taxes payables	309	17
Taxes payable, other than income taxes	280	301
Accrued interest payable	101	162
Operating lease liabilities	84	85
Related-party payables	43	—
Other accrued liabilities	644	606
Total Accounts payable, accrued and other liabilities	$2,036	$1,859

(8)       Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of March 31, 2024, and December 31, 2023, consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Contract costs on implementations in progress	$246	$291
Contract origination costs on completed implementations, net	611	542
Contract fulfillment costs on completed implementations, net	248	243
Total Deferred contract costs, net	$1,105	$1,076

Amortization of deferred contract costs on completed implementations was $83 million and $83 million during the three months ended March 31, 2024 and 2023, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9)       Debt

Long-term debt as of March 31, 2024, and December 31, 2023, consisted of the following (in millions):

	March 31, 2024
		Weighted
		Average
	Interest	Interest		March 31,	December 31,
	Rates	Rate (1)	Maturities	2024	2023
Fixed Rate Notes
Senior USD Notes	1.2% - 5.6%	3.7%	2025 - 2052	$6,381	$8,659
Senior Euro Notes	0.6% - 3.0%	2.6%	2024 - 2039	4,858	4,968
Senior GBP Notes	2.3% - 3.4%	9.9%	2029 - 2031	215	1,178
Revolving Credit Facility (2)		—%	2026	—	127
Financing obligations for certain hardware and software			2024 - 2026	91	96
Other (3)				(351)	(710)
Total long-term debt, including current portion				11,194	14,318
Current portion of long-term debt				(587)	(1,348)
Long-term debt, excluding current portion				$10,607	$12,970

(1)The weighted average interest rate includes the impact of the fair value basis adjustments due to interest rate swaps and the impact of cross-currency interest rate swaps designated as fair value hedges and excludes the impact of cross-currency interest rate swaps designated as net investment hedges (see Note 10). The impact of the included fair value basis adjustments and cross-currency interest rate swaps in certain cases results in an effective weighted average interest rate being outside the stated interest rate range on the fixed rate notes.
(2)Interest on the Revolving Credit Facility is generally payable at Secured Overnight Financing Rate ("SOFR") plus a margin of up to 0.428% dependent on tenor, plus an applicable margin of up to 1.625% and an unused commitment fee of up to 0.225%, each based upon the Company's corporate credit ratings. The weighted average interest rate on the Revolving Credit Facility excludes fees.
(3)Other includes the amount of fair value basis adjustments due to interest rate swaps (see further discussion below in Note 10), unamortized debt issuance costs and unamortized non-cash bond discounts.

Short-term borrowings as of March 31, 2024, and December 31, 2023, consisted of the following (in millions):

	March 31, 2024
	Weighted
	Average
	Interest		March 31,	December 31,
	Rate	Maturities	2024	2023
Euro-commercial paper notes ("ECP Notes")	—%	Up to 183 days	$—	$2,118
U.S. commercial paper notes ("USCP Notes")	—%	Up to 397 days	—	2,642
Total Short-term borrowings			$—	$4,760

The Company is a party to interest rate swaps that, prior to de-designation as fair value hedges during the quarter ended September 30, 2023, converted a portion of its fixed-rate debt to variable-rate debt. As a result of the de-designations, the final fair value basis adjustments recorded through the dates of de-designation as a decrease of the long-term debt are subsequently amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-term debt. The fair value basis adjustments reflected in Other in the long-term debt table above totaled $(259) million and $(594) million as of March 31, 2024, and December 31, 2023, respectively.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

subsidiaries, and not for the purpose of hedging interest rates, the benefit or cost of such hedges is reflected in interest expense in the consolidated statement of earnings (loss). As of March 31, 2024, the weighted average interest rate of the Company's outstanding debt was 3.8%, including the impact of fair value basis adjustments due to interest rate swaps and cross-currency interest rate swaps designated as fair value hedges but excluding the impact of cross-currency interest rate swaps designated as net investment hedges. Including the impact of the net investment hedge cross-currency interest rate swaps on interest expense, the weighted average interest rate of the Company's outstanding debt was 2.9%.

See Note 10 for further discussion of the Company's interest rate swaps and cross-currency interest rate swaps and related hedge designations.

The following table summarizes the amount of our long-term debt, including financing obligations for certain hardware and software, as of March 31, 2024, based on maturity date.

Total
2024	$590
2025	986
2026	1,267
2027	1,580
2028	1,654
Thereafter	5,468
Total principal payments	11,545
Other debt per the long-term debt table	(351)
Total long-term debt, including current portion	$11,194

There are no mandatory principal payments on the Revolving Credit Facility, and any balance outstanding on the Revolving Credit Facility will be due and payable at the Revolving Credit Facility's maturity date, which occurs on March 2, 2026.

Senior Notes

In March 2024, pursuant to cash tender offers, FIS purchased and redeemed an aggregate principal amount of $1.5 billion in Senior USD Notes and an aggregate principal amount of £1.0 billion in Senior GBP Notes, with interest rates ranging from 2.25% to 5.625% and maturities ranging from 2025 to 2052, resulting in a loss on extinguishment of debt of approximately $174 million, recorded in Other income (expense), net on the consolidated statement of earnings (loss), relating to tender discounts and fees; the write-off of unamortized bond discounts, debt issuance costs and fair value basis adjustments; and gains on related derivative instruments. The Company funded the purchase and redemption of the Senior Notes using a portion of the net proceeds from the Worldpay Sale.

On March 1, 2024, FIS repaid an aggregate principal amount of $750 million in Senior USD Notes, on their due date, pursuant to the related indenture.

On May 21, 2023, FIS repaid an aggregate principal amount of €1.3 billion in Senior Euro Notes, on their due date, pursuant to the related indenture.

On March 1, 2023, FIS repaid an aggregate principal amount of $750 million in Senior USD Notes, on their due date, pursuant to the related indenture.

Commercial Paper

During the quarter ended March 31, 2024, the Company repaid its ECP Notes and USCP Notes using a portion of the net proceeds from the Worldpay Sale. The Company continues to maintain its ECP and USCP programs.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revolving Credit Facility

In March 2024, the Company provided notice to the administrative agent of its Revolving Credit Facility of its desire to reduce the borrowing capacity on its Revolving Credit Facility from $5.5 billion to $4.5 billion, pursuant to the terms thereof. As of March 31, 2024, the borrowing capacity under the Revolving Credit Facility was $4.5 billion.

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $994 million and $1,086 million lower than the carrying value, excluding the fair value basis adjustments due to interest rate swaps and unamortized discounts, as of March 31, 2024, and December 31, 2023, respectively.

(10)       Financial Instruments

Fair Value Hedges

The Company held fixed-to variable interest rate swaps with aggregate notional amounts of $1,854 million, £925 million and €500 million at each of March 31, 2024, and December 31, 2023. Prior to the quarter ended September 30, 2023, these swaps were designated as fair value hedges for accounting purposes, converting the interest rate exposure on certain of the Company's Senior USD Notes, Senior GBP Notes and Senior Euro Notes, as applicable, from fixed to variable. While designated as fair value hedges, changes in fair value of these interest rate swaps were recorded as an adjustment to long-term debt. During the quarter ended September 30, 2023, the Company de-designated these swaps as fair value hedges. As a result of the de-designations, the final fair value basis adjustments recorded through the dates of de-designation as a decrease of the long-term debt are subsequently amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-term debt. During March 2024, $316 million of unamortized fair value basis adjustments recorded as decrease of the long-term debt tendered was written-off and recorded as part of the loss on extinguishment of debt (see Note 9). At March 31, 2024, the remaining unamortized fair value basis adjustments recorded as a decrease of the long-term debt totaled $259 million, with $19 million amortized as Interest expense for the three months ending March 31, 2024 (see Note 9). At December 31, 2023, the unamortized fair value basis adjustments recorded as a decrease of the long-term debt totaled $594 million.

Concurrently with the de-designations described above, the Company entered into new offsetting variable-to-fixed interest rate swaps with aggregate notional amounts of $1,854 million, £925 million and €500 million. The Company accounts for the de-designated fixed-to-variable and offsetting variable-to-fixed interest rate swaps as economic hedges; as such, effective as of the de-designation dates, changes in interest rates associated with the variable leg of the interest rate swaps do not affect the interest expense recognized, eliminating variable-rate risk on the fixed-to-variable interest rate swaps. The terms of the new interest rate swaps when matched against the terms of the existing fixed-to-variable interest rate swaps result in a net fixed coupon spread payable by the Company. The impact of the go-forward changes in fair values of the new and existing interest rate swaps, including the impact of the coupons, is recorded as Other income (expense), net pursuant to accounting for economic hedges and totaled $4 million for the three months ended March 31, 2024. The coupon payments are recorded within Other investing activities, net on the consolidated statements of cash flows and totaled $22 million cash outflows for the three months ended March 31, 2024. The new and existing interest rate swap fair values totaled assets of $13 million and $12 million and liabilities of $(649) million and $(675) million as of March 31, 2024 and December 31, 2023, respectively.

During the quarter ended September 30, 2023, the Company entered into an aggregate notional amount of €3,375 million fixed-for-fixed cross-currency interest rate swaps to hedge its exposure to foreign currency risk associated with its Senior Euro Notes. During the quarter ended June 30, 2023, the Company entered into an aggregate notional amount of £925 million fixed-for-fixed cross-currency interest rate swaps to hedge its exposure to foreign currency risk associated with its Senior GBP Notes. These swaps are designated as fair value hedges for accounting purposes. During March 2024, the Company partially terminated certain fixed-for-fixed cross-currency interest rate swaps that were hedging foreign currency risk associated with its Senior GBP Notes that were partially tendered (see Note 9). After such partial termination, there remained an aggregate notional amount of approximately £170 million in fixed-for-fixed cross-currency interest rate swaps that hedge the Company's exposure to foreign currency risk associated with its Senior GBP Notes. The fair value of these swaps was a net asset of $28 million and $134 million recorded at March 31, 2024 and December 31, 2023, respectively. Changes in the swap fair values attributable to changes in spot foreign currency exchange rates are recorded in Other income (expense), net and totaled $(87) million for the three months ended March 31, 2024. This amount offset the impact of changes in spot foreign currency exchange rates on the Senior GBP Notes and Senior Euro Notes also recorded to Other income (expense), net during the hedge

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

period. Changes in swap fair values attributable to excluded components, such as changes in fair value due to forward foreign currency exchange rates and cross-currency basis spreads, are recorded in Accumulated other comprehensive earnings (loss) ("AOCI") and totaled $68 million for the three months ended March 31, 2024. The amounts recorded in AOCI generally affect net earnings (loss) through Interest expense using the amortization approach. For the three months ended March 31, 2024, $12 million was recognized as Interest expense using the amortization approach. As a result of the partial terminations during March 2024, the Company received $33 million in net proceeds recorded within Other financing activities, net on the consolidated statement of cash flows and recorded a $19 million reduction to the loss on extinguishment of debt due to reclassifying the amount of AOCI related to the partially terminated hedges into earnings (see Note 9).

Net Investment Hedges

The purpose of the Company's net investment hedges, as discussed below, is to reduce the volatility of FIS' net investment value in its Euro- and Pound Sterling-denominated operations due to changes in foreign currency exchange rates. Changes in fair value due to remeasurement of the effective portion are recorded as a component of AOCI for net investment hedges. The amounts included in AOCI for the net investment hedges will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations. Any ineffective portion of these hedging instruments impacts net earnings when the ineffectiveness occurs. The Company assesses effectiveness of cross-currency interest rate swap hedging instruments using the spot method. Under this method, the periodic interest settlements are recorded directly in earnings through Interest expense (see Note 9).

The Company recorded net investment hedge aggregate gain (loss) for the change in fair value and related income tax (expense) benefit within Other comprehensive earnings (loss), net of tax, on the consolidated statements of comprehensive earnings (loss) for its designated net investment hedges as follows (in millions). No ineffectiveness has been recorded on the net investment hedges.

	Three months ended March 31,
	2024	2023
Foreign currency-denominated debt designations	$27	$(117)
Cross-currency interest rate swap designations	53	(104)
Total	$80	$(221)

Foreign Currency-Denominated Debt Designations

The Company has designated certain foreign currency-denominated debt as net investment hedges of its investment in Euro-denominated operations. An aggregate of €1,115 million of Senior Euro Notes with maturities ranging from 2024 to 2025 was designated as a net investment hedge of the Company's investment in Euro-denominated operations as of both March 31, 2024, and December 31, 2023. An aggregate of €419 million of ECP Notes was also designated as a net investment hedge of the Company's investment in Euro-denominated operations as of December 31, 2023.

The Company held €1,500 million aggregate notional amount of foreign currency forward contracts as of December 31, 2023, to economically hedge its exposure to foreign currency risk associated with ECP Notes that were previously de-designated as net investment hedges. The foreign currency forward contract fair values totaled a net asset of $41 million at December 31, 2023. Upon maturity of the forward contracts on January 31, 2024, the Company received $13 million in net proceeds recorded within Other financing activities, net on the consolidated statement of cash flows. The change in fair value of the foreign currency forward contracts is recorded as Other income (expense), net pursuant to accounting for economic hedges and offsets the impact of the change in spot foreign currency exchange rates on the de-designated ECP Notes, which is also recorded as Other income (expense), net.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cross-Currency Interest Rate Swap Designations

The Company holds cross-currency interest rate swaps designated as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations. As a result of the Worldpay Sale, the Company terminated its outstanding cross-currency interest rate swaps designated as net investment hedges of its investment in Pound Sterling-denominated operations on January 31, 2024.

As of March 31, 2024, and December 31, 2023, aggregate notional amounts of €6,143 million and €6,143 million, respectively, were designated as net investment hedges of the Company's investment in Euro-denominated operations and aggregate notional amounts of £0 and £2,180 million, respectively, were designated as net investment hedges of the Company's Pound Sterling-denominated operations.

The cross-currency interest rate swap fair values totaled assets of $38 million and $38 million and liabilities of $(116) million and $(240) million at March 31, 2024, and December 31, 2023, respectively.

During the three months ended March 31, 2024 and 2023, the Company (paid) received net proceeds of approximately $5 million and $(10) million, respectively, for the fair values of the cross-currency interest rate swaps as of the settlement dates. The proceeds were recorded within investing activities on the consolidated statements of cash flows.

(11)    Commitments and Contingencies

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

On April 27, 2023, a shareholder derivative action captioned Portia McCollum, derivatively on behalf of Fidelity National Information Services, Inc. v. Gary Norcross et al., was filed in the same court by a stockholder of the Company. Plaintiff dismissed the suit without prejudice and sent a demand pursuant to Georgia Code § 14-2-742 (the "McCollum Demand"). Another stockholder, City of Hialeah Employees' Retirement System, sent a similar demand (the "Hialeah Demand"), and a third stockholder, City of Southfield Fire and Police Retirement System, also subsequently sent a similar demand (the "Southfield Demand"). The demands claim that FIS officers and directors violated federal securities laws and breached fiduciary duties, including with respect to the valuation, integration, and synergies of our former Merchant Solutions segment, and they demand that the Board investigate and commence legal proceedings against officers and directors in connection with the purported wrongdoing. On August 25, 2023, the Board established a Demand Review Committee to consider the McCollum and Hialeah Demands and any related demands that are received (such as the Southfield Demand), and make recommendations to the Board with respect to the demands. The Demand Review Committee has hired independent counsel. The Board has made no final decision with respect to the demands and has not rejected the demands.

On October 18, 2023, a shareholder derivative action captioned City of Hialeah Employees' Retirement System v. Stephanie L. Ferris et al. was filed in the same court by one of the stockholders that previously had sent a demand. The complaint, which names certain of the Company's current and former officers and directors as defendants (the "Individual Defendants"), seeks to assert claims on behalf of the Company for violations of federal securities laws, breach of fiduciary duty, unjust enrichment, and contribution and indemnification, including with respect to the valuation, integration, and synergies of our former Merchant Solutions segment. On March 29, 2024, the Company and the Individual Defendants filed a motion to stay or dismiss the action without prejudice pending the completion of the Board's consideration of the demands, and the Individual Defendants concurrently filed a separate motion to dismiss.

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

(12)     Net Earnings (Loss) per Share

The basic weighted average shares and common stock equivalents for the three months ended March 31, 2024 and 2023, were computed using the treasury stock method.

The following table summarizes net earnings and net earnings per share attributable to FIS common stockholders for the three months ended March 31, 2024 and 2023 (in millions, except per share amounts):

	Three months ended March 31,
	2024	2023
Net earnings (loss) from continuing operations attributable to FIS common stockholders	$17	$96
Net earnings (loss) from discontinued operations attributable to FIS common stockholders	707	44
Net earnings (loss) attributable to FIS common stockholders	$724	$140
Weighted average shares outstanding-basic	576	592
Plus: Common stock equivalent shares	2	1
Weighted average shares outstanding-diluted	578	593
Net earnings (loss) per share-basic from continuing operations attributable to FIS common stockholders	$0.03	$0.16
Net earnings (loss) per share-basic from discontinued operations attributable to FIS common stockholders	1.23	0.07
Net earnings (loss) per share-basic attributable to FIS common stockholders	$1.26	$0.24
Net earnings (loss) per share-diluted from continuing operations attributable to FIS common stockholders	$0.03	$0.16
Net earnings (loss) per share-diluted from discontinued operations attributable to FIS common stockholders	1.22	0.07
Net earnings (loss) per share-diluted attributable to FIS common stockholders	$1.25	$0.24

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended March 31, 2024 and 2023, options to purchase approximately 8 million and 9 million shares, respectively, of our common stock were not included in the computation of diluted earnings per share because they were anti-dilutive.

In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Approximately 34 million shares remained available for repurchase as of March 31, 2024.

(13)     Segment Information

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

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments, as well as certain non-strategic businesses that we plan to wind down or sell. Our other operating income recorded in connection with the TSA is also recorded in Corporate and Other. The overhead and leveraged costs relate to corporate marketing, finance, accounting, human resources, legal, compliance and internal audit functions, as well as other costs, such as acquisition, integration and transformation-related expenses, and amortization of acquisition-related intangibles that are not considered when management evaluates revenue-generating segment performance.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In the Corporate and Other segment, the Company recorded acquisition, integration and other costs comprised of the following (in millions):

	Three months ended
	March 31,
	2024	2023

Acquisition and integration	$24	$6
Enterprise transformation, including Future Forward and platform modernization	73	71
Severance and other termination expenses	18	23
Separation of the Worldpay Merchant Solutions business	30	—
Incremental stock compensation directly attributable to specific programs	11	—
Other, including divestiture-related expenses and enterprise cost control and other initiatives	2	—
Total acquisition, integration and other costs	$158	$100
Amounts in table may not sum due to rounding.

Other costs in Corporate and Other also include incremental amortization expense associated with shortened estimated useful lives and accelerated amortization methods for certain software and deferred contract cost assets resulting from the Company's platform modernization, impairment charges described in Note 7 and costs that were previously incurred in support of the Worldpay Merchant Solutions business but are not directly attributable to it and thus were not recorded in discontinued operations.

Adjusted EBITDA

Adjusted EBITDA is a measure of segment profit or loss that is reported to the chief operating decision maker, the Company's Chief Executive Officer and President, for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), equity method investment earnings (loss), and depreciation and amortization, and excludes certain costs and other transactions that management deems non-operational in nature or that otherwise improve the comparability of operating results across reporting periods by their exclusion. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. The items affecting the segment profit measure generally include the purchase price amortization of acquired intangible assets, as well as acquisition, integration and certain other costs and asset impairments. These costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments.

Summarized financial information for the Company's segments is shown in the following tables. The Company does not evaluate performance or allocate resources based on segment asset data; therefore, such information is not presented.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended March 31, 2024 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$1,684	$706	$77	$2,467
Operating expenses	(1,098)	(473)	(535)	(2,106)
Depreciation and amortization (including purchase accounting amortization)	159	102	167	428
Acquisition, integration and other costs	—	—	158	158
Asset impairments	—	—	14	14
Indirect Worldpay business support costs	—	—	14	14
Adjusted EBITDA	$745	$335	$(105)	$975

Adjusted EBITDA				$975
Depreciation and amortization				(263)
Purchase accounting amortization				(165)
Acquisition, integration and other costs				(158)
Asset impairments				(14)
Indirect Worldpay business support costs				(14)
Interest expense, net				(77)
Other income (expense), net				(154)
(Provision) benefit for income taxes				(26)
Equity method investment earnings (loss), net of tax				(86)
Net earnings (loss) from discontinued operations, net of tax				707
Net earnings attributable to noncontrolling interest				(1)
Net earnings (loss) attributable to FIS common stockholders				$724
Capital expenditures	$118	$76	$8	$202

For the three months ended March 31, 2023 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$1,646	$663	$88	$2,397
Operating expenses	(1,129)	(436)	(521)	(2,086)
Depreciation and amortization (including purchase accounting amortization)	154	93	200	447
Acquisition, integration and other costs	—	—	100	100
Indirect Worldpay business support costs	—	—	42	42
Adjusted EBITDA	$671	$320	$(91)	$900

Adjusted EBITDA				$900
Depreciation and amortization				(271)
Purchase accounting amortization				(176)
Acquisition, integration and other costs				(100)
Indirect Worldpay business support costs				(42)
Interest expense, net				(142)
Other income (expense), net				(36)
(Provision) benefit for income taxes				(37)
Net earnings (loss) from discontinued operations, net of tax				45
Net earnings attributable to noncontrolling interest				(1)
Net earnings attributable to FIS common stockholders				$140
Capital expenditures	$98	$63	$32	$193

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless stated otherwise or the context otherwise requires, all references to "FIS," "we," "our," "us," the "Company" or the "registrant" are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries.

The following discussion should be read in conjunction with Item 1. Condensed Consolidated Financial Statements (Unaudited) and the Notes thereto included elsewhere in this report. The statements contained in this Form 10-Q or in our other documents or in oral presentations or other management statements that are not purely historical are forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, as well as other statements about our expectations, beliefs, intentions, or strategies regarding the future, or other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements include statements about anticipated financial outcomes, including any earnings outlook or projections, projected revenue or expense synergies or dis-synergies, business and market conditions, outlook, foreign currency exchange rates, deleveraging plans, expected dividends and share repurchases of the Company, the Company's sales pipeline and anticipated profitability and growth, plans, strategies and objectives for future operations, strategic value creation, risk profile and investment strategies, any statements regarding future economic conditions or performance and any statements with respect to the future impacts of the Worldpay Sale or any agreements or arrangements entered into in connection with such transaction, the expected financial and operational results of the Company, and expectations regarding the Company's business or organization after the separation of the Worldpay Merchant Solutions business. These statements may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results, statements of outlook and various accruals and estimates. These statements relate to future events and our future results and involve a number of risks and uncertainties. Forward-looking statements are based on management's beliefs as well as assumptions made by, and information currently available to, management.

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
•fraud by bad actors; and
•other risks detailed elsewhere in the "Risk Factors" and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in our other filings with the Securities and Exchange Commission.

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

Overview

FIS is a financial technology company providing solutions to financial institutions, businesses and developers. We unlock financial technology that underpins the world's financial system. Our people are dedicated to advancing the way the world pays, banks and invests, by helping our clients confidently run, grow and protect their businesses. Our expertise comes from decades of experience helping financial institutions and businesses adapt to meet the needs of their customers by harnessing the power that comes when reliability meets innovation in financial technology. Headquartered in Jacksonville, Florida, FIS is a member of the Fortune 500® and the Standard & Poor’s 500® Index. FIS is incorporated under the laws of the State of Georgia as Fidelity National Information Services, Inc., and our stock is traded under the trading symbol "FIS" on the New York Stock Exchange.

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

On January 31, 2024, the Company completed the previously announced sale (the "Worldpay Sale") of a 55% equity interest in its Worldpay Merchant Solutions business to private equity funds managed by GTCR, LLC (such funds, the "Buyer"). Following the closing of the Worldpay Sale, we retain a non-controlling 45% ownership interest in a new standalone joint venture, Worldpay Holdco, LLC ("Worldpay"), which will continue to provide merchant acquiring and related services to businesses of all sizes and across any industry globally, enabling them to accept, authorize and settle electronic payment transactions. In connection with the Worldpay Sale, FIS and Worldpay have entered into commercial agreements, preserving a key value proposition for clients of both businesses and reducing potential dis-synergies. FIS and Worldpay also entered into additional agreements as described in Note 4 to the consolidated financial statements.

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

Lengthy sales cycles, particularly for large Banking transactions with a total contract value in excess of $50 million, continued to persist during the first quarter of 2024, which we believe resulted from economic uncertainty. We also experienced, and continue to experience, relatively high rates of inflation in these markets, including increasing wage and benefits rates, which management believes is in part due to inflation and in part due to competitive job markets for the skilled employees who support our businesses, as well as increasing non-labor-related costs. The magnitude of future effects of economic uncertainty, including lengthy sales cycles, and inflation is difficult to predict, although these factors have had an adverse effect on our results of operations and, to the extent they persist, may continue to have a negative effect. Rising interest rates have had, and may continue to have, a negative impact on our interest expense. However, during the first quarter of 2024, we used a portion of the net proceeds from the Worldpay Sale to repay our borrowings under our commercial paper programs and reduce our long-term debt, which will decrease our future interest expense from previous levels. Impacts of foreign currency fluctuations remained slightly favorable during the first quarter of 2024. Given the volatility of exchange rates and the mix of currencies involved in both revenues and expenses, the direction and magnitude of future effects of currency fluctuations are uncertain. The combined effect of the factors noted above has slowed our revenue growth rate. Over the longer term, we are targeting improvements in our revenue growth rate and margins to the extent of improving economic conditions and in response to planned management actions, including our cost savings initiatives.

On January 31, 2024, the Company completed the previously announced Worldpay Sale for cash consideration in a transaction valuing the Worldpay Merchant Solutions business at an enterprise value of $18.5 billion, including $1.0 billion of consideration contingent on the returns realized by Buyer exceeding certain thresholds. The net cash proceeds received by FIS at the closing were greater than $12 billion, net of estimated closing adjustments, debt restructuring fees, taxes and transaction costs. We used a portion of the proceeds from the sale to retire debt and repurchase shares, and we plan to use the remaining proceeds to return additional capital to shareholders through our existing share repurchase authorization, as well as for general corporate purposes, including acquisitions, while maintaining an investment grade credit rating. In connection with the sale, FIS and Worldpay have entered into commercial agreements, preserving a key value proposition for clients of both businesses and minimizing potential dis-synergies. FIS and Worldpay also entered into additional agreements as described in Note 4 to the consolidated financial statements. Upon closing of the Worldpay Sale, we recorded a loss on sale of the disposal group of $466 million and retained a non-controlling 45% ownership interest in Worldpay. Post-closing selling price adjustments could result in further adjustments to the loss on sale amount. FIS' share of the net income of Worldpay is now reported as Equity method investment earnings (loss), net of tax.

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

Recent U.S. bank failures could negatively impact our results to the extent more of our customers become illiquid; however, our current exposure to recent bank closures is limited, and we may be a long-term beneficiary of these closures. As a leading provider of financial technology services to the top 100 U.S. banks by asset size as well as other global financial institutions, FIS boasts a highly diversified customer base, with no single customer accounting for more than approximately 2% of 2023 revenue from continuing operations. With respect to U.S. financial institution customers that closed during 2023, FIS expects to continue to provide services for the majority of these banks, and our revenue exposure from potential contract terminations related to these banks is not material. Further, FIS' core banking customer contracts are generally structured with fees that increase based on the number of active accounts or transactions rather than the amount of deposits. Thus, to the extent account volume increases, we are positioned to benefit from this growth as a leading core banking services provider to large financial institutions.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Consolidated Results of Operations - Comparisons of three-month periods ended March 31, 2024 and 2023

	Three months ended March 31,
			$	%
	2024	2023	Change	Change
	(In millions)
Revenue	$2,467	$2,397	$70	3%
Cost of revenue	(1,552)	(1,569)	17	(1)
Gross profit	915	828	87	11
Gross profit margin	37%	35%
Selling, general and administrative expenses	(573)	(517)	(56)	11
Asset impairments	(14)	—	(14)	NM
Other operating (income) expense, net - related party	$(33)	$—	(33)	NM
Operating income	$361	$311	50	16
Operating margin	15%	13%
NM = Not meaningful

Revenue

Revenue for the three months ended March 31, 2024, increased primarily due to strong recurring revenue growth in the Banking and Capital Markets segments. Revenue was not materially impacted by foreign currency movements versus the prior year. See "Segment Results of Operations" below for a more detailed explanation.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue for the three months ended March 31, 2024, decreased due to lower intangible asset amortization resulting primarily from using accelerated amortization methods which apply a declining rate over time, contributing to higher gross profit and gross profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2024, increased primarily due to higher acquisition, integration and other costs and increased corporate costs, which were slightly higher year over year due to dis-synergies associated with the Worldpay Sale, offset for the most part by other cost saving initiatives.

Asset Impairments

The three months ended March 31, 2024, included impairments primarily related to the termination of certain internally developed software projects.

Other operating (income) expense, net - related party

As described in Note 4 to the consolidated financial statements, under the terms of the TSA, the Company is providing technology infrastructure, risk and security, accounting and various other corporate services to Worldpay. The amount is recorded in Other operating (income) expense, net - related party, and the corresponding expense was recognized in Selling, general and administrative expense in the consolidated statement of earnings (loss).

Operating Income and Operating Margin

The change in operating income and operating margin for the three months ended March 31, 2024, resulted from the revenue and cost variances noted above.

Total Other Income (Expense), Net

	Three months ended March 31,
			$	%
	2024	2023	Change	Change
Other income (expense):	(In millions)
Interest expense, net	$(77)	$(142)	$65	NM
Other income (expense), net	(154)	(36)	(118)	NM
Total other income (expense), net	$(231)	$(178)	(53)	NM
NM = Not meaningful

The decrease in interest expense, net during the three months ended March 31, 2024, was primarily due to a reduction in our outstanding borrowings under our commercial paper programs and senior notes using a portion of the net proceeds from the Worldpay Sale and increased interest income generated on the proceeds of the Worldpay Sale.

Other income (expense), net for the periods presented consists of various income and expense items outside of the Company's operating activities, including foreign currency transaction remeasurement gains and losses; realized and unrealized gains and losses on equity security investments, including impairment losses on these investments; and fair value adjustments on certain non-operating assets and liabilities, including certain derivatives as further described in Note 10 to the consolidated financial statements. The $(118) million net change in Other income (expense), net during the three months ended March 31, 2024, related primarily to loss on extinguishment of debt of approximately $(174) million, as discussed in Note 9 to the consolidated financial statements.

Provision (Benefit) for Income Taxes

	Three months ended March 31,
			$	%
	2024	2023	Change	Change
	(In millions)
Provision (benefit) for income taxes	$26	$37	$(11)	NM
Effective tax rate	20%	28%
NM = Not meaningful

The decrease in the effective tax rate for the three months ended March 31, 2024, was predominantly driven by the one-time tax benefit due to a change in expected realizability of deferred taxes. As described in Note 2 to the consolidated financial statements, the Company reflects its investor-level tax impact relating to equity method investments as a component of Equity method investment earnings (loss), net of tax in the consolidated statement of earnings (loss). Therefore, equity method investment earnings (loss) and the related investor-level tax are excluded from the calculation of FIS' estimated annual effective tax rate.

Equity Method Investment Earnings (Loss)

	Two months ended March 31,	Three months ended March 31,	$	%
	2024	2023	Change	Change
	(In millions)
Equity method investment earnings (loss), net of tax	$(86)	$—	NM	NM
NM = Not meaningful

As discussed in Note 1 to the consolidated financial statements, the Company completed the Worldpay Sale on January 31, 2024, retaining a non-controlling ownership interest in Worldpay. We account for our remaining minority ownership in Worldpay using the equity method of accounting. As of March 31, 2024, we own 45% of Worldpay. During the two-month period from February 1, through March 31, 2024, our share of the net income of Worldpay is reported as Equity method investment earnings (loss), net of tax, in the consolidated statement of earnings (loss) and reflects FIS' investor-level tax impact on its investment in Worldpay. See Note 4 to the consolidated financial statements for summary Worldpay financial information.

Discontinued Operations

	One month ended January 31,	Three months ended March 31,	$	%
	2024	2023	Change	Change
	(In millions)
Revenue	$403	$1,113	NM	NM
Earnings (loss) from discontinued operations related to major classes of pretax earnings (loss)	$182	$55	NM	NM
Pretax gain (loss) on the disposal of discontinued operations	$(466)	$—	NM	NM
Provision (benefit) for income taxes	$(991)	$11	NM	NM
Earnings (loss) from discontinued operations, net of tax	$707	$44	NM	NM
NM = Not meaningful

As discussed in Note 1 to the consolidated financial statements, the Company completed the Worldpay Sale on January 31, 2024. The results of the Worldpay Merchant Solutions business prior to the completion of the Worldpay Sale have been presented as discontinued operations.

Revenue from discontinued operations for the one-month period ended January 31, 2024, decreased compared to the three months ended March 31, 2023, as a result of the Worldpay Sale.

For the one-month period ended January 31, 2024, the earnings from discontinued operations related to major classes of pretax earnings (loss) increased compared to the three months ended March 31, 2023, primarily as a result of stopping amortization of long-lived assets held for sale beginning on July 5, 2023, partially offset as a result of the Worldpay Sale on January 31, 2024.

For the one-month period ended January 31, 2024, pretax loss on the disposal of discontinued operations was $466 million, which reflects the impact of the excess of the carrying value of the disposal group to the estimated fair value less cost to sell as of the closing of the sale.

The Company recorded a tax benefit of $991 million primarily from the write-off of U.S. deferred tax liabilities that were not transferred in the Worldpay Sale, net of the estimated current U.S. tax cost that the Company expects to incur as a result of the Worldpay Sale and which was recorded based on available data and management determinations as of March 31, 2024.

For the one-month period ended January 31, 2024, earnings (loss) from discontinued operations, net of tax decreased due to the items noted above.

Post-closing selling price adjustments and completion of other purchase agreement provisions in connection with the Worldpay Sale could result in further adjustments to the loss on sale amount and the estimated tax impact.

Segment Results of Operations - Comparisons of three-month periods ended March 31, 2024 and 2023

FIS reports its financial performance based on the following segments: Banking Solutions, Capital Market Solutions, and Corporate and Other.

Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), equity method investment earnings (loss), and depreciation and amortization, and excludes certain costs and other transactions that management deems non-operational in nature or that otherwise improve the comparability of operating results across reporting periods by their exclusion. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. The items affecting the segment profit measure generally include purchase price amortization of acquired intangible assets, as well as acquisition, integration and certain other costs and asset impairments. These costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments. Financial information, including details of Adjusted EBITDA, for each of our segments is set forth in Note 13 to the consolidated financial statements.

Banking Solutions

	Three months ended March 31,
			$	%
	2024	2023	Change	Change
	(In millions)
Revenue	$1,684	$1,646	$38	2%
Adjusted EBITDA	$745	$671	74	11
Adjusted EBITDA margin	44.3%	40.8%
Adjusted EBITDA margin basis points change	350

Three months ended March 31:

Revenue in our Banking segment increased 2% for the three months ended March 31, 2024. Recurring revenue contributed 3% to total segment growth, as payments volumes increased year over year, including in our value-added processing businesses. Non-recurring and professional services revenue contributed a combined (1%) to total segment growth, as strong license sales growth was offset by a decline in revenue from servicing federally funded pandemic relief programs.

Adjusted EBITDA increased year over year due to the revenue impacts noted above and the results of the Company's cost savings initiatives. Adjusted EBITDA margin expanded significantly year over year, driven by the Company's cost savings initiatives and a favorable revenue mix compared to the prior year, including an increase in high-margin license revenue.

Capital Market Solutions

	Three months ended March 31,
			$	%
	2024	2023	Change	Change
	(In millions)
Revenue	$706	$663	$43	7%
Adjusted EBITDA	$335	$320	15	5
Adjusted EBITDA margin	47.4%	48.2%
Adjusted EBITDA margin basis points change	(80)

Three months ended March 31:

Revenue in our Capital Markets segment increased 7% for the three months ended March 31, 2024. Recurring revenue contributed 7% to total segment growth due to strong new sales momentum and continued movement to a SaaS-based recurring revenue model.

Adjusted EBITDA increased year over year due to the revenue impacts noted above. Adjusted EBITDA margin declined year over year due to revenue mix.

Corporate and Other

	Three months ended March 31,
			$	%
	2024	2023	Change	Change
	(In millions)
Revenue	$77	$88	$(11)	(12)%
Adjusted EBITDA	$(105)	$(91)	(14)	15

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from certain non-strategic businesses.

Three months ended March 31:

Revenue in our Corporate and Other segment decreased 12% for the three months ended March 31, 2024, due to the ramp down of non-strategic businesses, as well as prior-year divestitures.

Adjusted EBITDA decreased primarily due to the revenue impacts noted above. Corporate costs were slightly higher year over year due to dis-synergies associated with the Worldpay Sale, which were mostly offset by other cost saving initiatives.

Liquidity and Capital Resources

Cash Requirements

Our principal ongoing cash requirements include operating expenses, income taxes, mandatory debt service payments, capital expenditures, stockholder dividends, working capital and timing differences in settlement-related assets and liabilities and may include discretionary debt repayments, share repurchases and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Credit Facility, the U.S. commercial paper program and the Euro-commercial paper program discussed in Note 9 to the consolidated financial statements, in addition to the net proceeds from the Worldpay Sale, which closed on January 31, 2024.

As of March 31, 2024, the Company had $7.8 billion of available liquidity, including $3.3 billion of cash and cash equivalents and $4.5 billion of capacity available under its Revolving Credit Facility. Approximately $1.1 billion of cash and cash equivalents is held by our foreign entities. The majority of our cash and cash equivalents relates to unused proceeds from the Worldpay Sale, in addition to settlement payables and net deposits-in-transit, which are typically settled within a few business days. Debt outstanding totaled $11.2 billion, with an effective weighted average interest rate of 2.9%.

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

A regular quarterly dividend of $0.36 per common share is payable on June 24, 2024, to shareholders of record as of the close of business on June 10, 2024. We currently expect to continue to pay quarterly dividends at a target payout ratio consistent with our capital allocation strategy, without regard to our equity method investment earnings (loss) attributable to our interest retained in Worldpay post-separation. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The share repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Approximately 34 million shares remained available for repurchase as of March 31, 2024. We plan to continue to prioritize share repurchases under the current share repurchase authorization. We now intend to repurchase approximately $4.0 billion of our shares during 2024, inclusive of $1.4 billion in shares repurchased during the first quarter of 2024.

Cash Flows from Operations

Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization and other non-cash items, including asset impairments, loss on extinguishment of debt, and loss from equity method investment. Cash flows from operations were $206 million and $291 million for the three month periods ended March 31, 2024 and 2023, respectively. Cash flows from operations decreased $85 million during the three months ended

March 31, 2024, primarily due to timing of working capital, partially offset by an increase in earnings adjusted for non-cash items.

Cash Flows from Investing

Our principal investing activity relates to capital expenditures for software (purchased and internally developed) and property and equipment. We invested approximately $202 million and $193 million in capital expenditures (excluding other financing obligations for certain hardware and software) during the three-month periods ended March 31, 2024 and 2023, respectively. We expect to continue investing in software and in property and equipment to support our business.

We also invest in acquisitions that complement and extend our existing solutions and capabilities and provide additional solutions to our portfolio, and we dispose of assets that are no longer considered strategic. In the first quarter of 2024, we used approximately $56 million of cash (net of cash acquired) related to new acquisitions. In 2024, in connection with the Worldpay Sale, we received approximately $12.8 billion in cash proceeds and divested $3.1 billion in cash, cash equivalents and restricted cash included in current assets held for sale at the date of sale. We expect to continue to invest in acquisitions as part of our strategy to add solutions to help win new clients and cross-sell to existing clients.

Cash flows from investing also occasionally include cash received or paid relative to other activities that are not regularly recurring in nature.

Cash Flows from Financing

Cash flows from financing principally involve borrowing funds, repaying debt, repurchasing shares and paying dividends. In 2023, we paid $173 million related to the 2020 Virtus acquisition to redeem a put option exercised by the founders as described in Note 5 to the consolidated financial statements.

Financing

For more information regarding the Company's debt and financing activity, see "Risk Factors—Risks Related to Our Indebtedness" in Item 1A of our Annual Report on Form 10-K filed on February 26, 2024, and "Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk" in Item 3 below as well as Notes 9 and 10 to the consolidated financial statements.

Contractual Obligations

There were no material changes in our contractual obligations through the three months ended March 31, 2024, in comparison to the table included in our Annual Report on Form 10-K for the year ended December 31, 2023, except as disclosed in Note 9 to the consolidated financial statements.

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

Our fixed rate senior notes (as included in Note 9 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of March 31, 2024. The carrying value, excluding the fair value basis adjustments due to interest rate swaps described below and unamortized discounts, of our senior notes was $11.5 billion as of March 31, 2024. The fair value of our senior notes was approximately $10.5 billion as of March 31, 2024. The potential reduction in fair value of the senior notes from a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, and Revolving Credit Facility (as included in Note 9 to the consolidated financial statements) (collectively, "variable-rate debt"). As of March 31, 2024, we had no variable-rate borrowings. At March 31, 2024, our weighted-average cost of debt was 2.9%, with a weighted-average maturity of 7.0 year, and 100% of our debt was fixed rate.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. We generated approximately $297 million and $297 million during the three months ended March 31, 2024 and 2023, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Brazilian Real, Australian Dollar, Swedish Krona and Indian Rupee. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three months ended March 31, 2024 and 2023 (in millions):

	Three months ended March 31,
Currency	2024	2023
Pound Sterling	$10	$10
Euro	6	6
Real	3	4
Australian Dollar	2	2
Swedish Krona	2	2
Rupee	1	2
Total increase or decrease	$24	$26

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenue and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. We do periodically enter into foreign currency forward contracts to hedge foreign currency exposure to intercompany loans, other balance sheet items or expected foreign currency cash flows resulting from forecasted transactions. The Company also utilizes foreign currency-denominated debt and cross-currency interest rate swaps designated as net investment hedges in order to reduce the volatility of the net investment value of certain of its Euro and Pound Sterling functional subsidiaries and utilizes cross-currency interest rate swaps designated as fair value hedges in order to mitigate the impact of foreign currency risk associated with our foreign currency-denominated debt (see Note 10 to the consolidated financial statements).

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

During the most recent fiscal quarter, we implemented additional internal control over financial reporting in connection with our Worldpay Sale, specifically with respect to the recording of the Worldpay Sale, our equity method investment in Worldpay, and our equity method investment earnings (loss). We also implemented additional controls governing the performance of our services under the TSA. Other than as noted above, there have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1A. Risk Factors

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, for a detailed discussion of risk factors affecting the Company. There have been no material changes in the risk factors described therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended March 31, 2024:

				Maximum number
				of shares that
			Total cost of shares	may yet be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased (1)	Average price	plans or programs (1)	programs (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
January 1-31, 2024	4.3	$61.56	$261.6	51.1
February 1-29 2024	4.2	$63.40	269.1	46.9
March 1-31, 2024	12.6	$70.36	887.9	34.3
	21.1		$1,418.6

(1)In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The share repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the share repurchase program, approximately 34.3 million shares remained available for repurchases as of March 31, 2024.

Item 5. Other Information

During the period covered by this report, none of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in
Item 408 of Regulation S-K under the Exchange Act).

Item 6. Exhibits

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.1	Amended and Restated Fidelity National Information Services, Inc. Qualified Retirement Equity Program effective January 30, 2024. (1)					*
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

(1) Management contract or compensatory arrangement.

* Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 7, 2024	By:	/s/ James Kehoe
James Kehoe
Chief Financial Officer

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 7, 2024	By:	/s/ Christopher Thompson
Christopher Thompson
Chief Accounting Officer (Principal Accounting Officer)