Form 10-Q
period 2024-06-30
Fidelity National Information Services, Inc.
filed 2024-08-06
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of August 2, 2024, 545,565,929 shares of the Registrant's Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2024

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,131	$440
Settlement assets	530	617
Trade receivables, net of allowance for credit losses of $41 and $31, respectively	1,675	1,730
Other receivables	337	287
Receivable from related party	169	—
Prepaid expenses and other current assets	612	603
Current assets held for sale	997	10,111
Total current assets	6,451	13,788
Property and equipment, net	645	695
Goodwill	16,979	16,971
Intangible assets, net	1,508	1,823
Software, net	2,178	2,115
Equity method investment	4,086	—
Other noncurrent assets	1,591	1,528
Deferred contract costs, net	1,143	1,076
Noncurrent assets held for sale	17	17,109
Total assets	$34,598	$55,105
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$1,854	$1,859
Settlement payables	541	635
Deferred revenue	864	832
Short-term borrowings	—	4,760
Current portion of long-term debt	578	1,348
Current liabilities held for sale	949	8,884
Total current liabilities	4,786	18,318
Long-term debt, excluding current portion	10,584	12,970
Deferred income taxes	833	2,179
Other noncurrent liabilities	1,354	1,446
Noncurrent liabilities held for sale	—	1,093
Total liabilities	17,557	36,006

Equity:
FIS stockholders' equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding as of June 30, 2024, and December 31, 2023	—	—
Common stock $0.01 par value, 750 shares authorized, 633 and 631 shares issued as of June 30, 2024, and December 31, 2023, respectively	6	6
Additional paid in capital	47,024	46,935
(Accumulated deficit) retained earnings	(22,304)	(22,864)
Accumulated other comprehensive earnings (loss)	(413)	(260)
Treasury stock, $0.01 par value, 84 and 48 common shares as of June 30, 2024, and December 31, 2023, respectively, at cost	(7,276)	(4,724)
Total FIS stockholders' equity	17,037	19,093
Noncontrolling interest	4	6
Total equity	17,041	19,099
Total liabilities and equity	$34,598	$55,105
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Loss)
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$2,489	$2,424	$4,957	$4,821
Cost of revenue	1,538	1,519	3,091	3,086
Gross profit	951	905	1,866	1,735
Selling, general, and administrative expenses	609	553	1,182	1,073
Asset impairments	4	1	18	1
Other operating (income) expense, net - related party	(40)	—	(73)	—
Operating income (loss)	378	351	739	661
Other income (expense):
Interest expense, net	(43)	(160)	(120)	(302)
Other income (expense), net	(13)	(77)	(167)	(113)
Total other income (expense), net	(56)	(237)	(287)	(415)
Earnings (loss) before income taxes and equity method investment earnings (loss)	322	114	452	246
Provision (benefit) for income taxes	89	29	116	65
Equity method investment earnings (loss), net of tax	10	—	(76)	—
Net earnings (loss) from continuing operations	243	85	260	181
Earnings (loss) from discontinued operations, net of tax	1	(6,679)	709	(6,634)
Net earnings (loss)	244	(6,594)	969	(6,453)
Net (earnings) loss attributable to noncontrolling interest from continuing operations	(1)	(1)	(1)	(1)
Net (earnings) loss attributable to noncontrolling interest from discontinued operations	—	(1)	—	(2)
Net earnings (loss) attributable to FIS common stockholders	$243	$(6,596)	$968	$(6,456)

Net earnings (loss) attributable to FIS:
Continuing operations	$242	$84	$259	$180
Discontinued operations	1	(6,680)	709	(6,636)
Total	$243	$(6,596)	$968	$(6,456)
Basic earnings (loss) per common share attributable to FIS:
Continuing operations	$0.44	$0.14	$0.46	$0.30
Discontinued operations	—	(11.28)	1.25	(11.21)
Total	$0.44	$(11.14)	$1.71	$(10.91)
Diluted earnings (loss) per common share attributable to FIS:
Continuing operations	$0.43	$0.14	$0.46	$0.30
Discontinued operations	—	(11.28)	1.25	(11.21)
Total	$0.44	$(11.14)	$1.71	$(10.91)
Weighted average common shares outstanding:
Basic	554	592	565	592
Diluted	557	592	567	592
Amounts in table may not sum or calculate due to rounding.
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Net earnings (loss)	$244	$(6,594)	$969	$(6,453)
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustments	(15)	182	(151)	439
Change in fair value of net investment hedges	72	(125)	232	(421)
Excluded components of fair value hedges	(24)	(23)	(29)	(23)
Reclassification of foreign currency translation adjustments to net earnings (loss) from discontinued operations	—	—	(148)	—
Share of equity method investment other comprehensive earnings (loss)	(3)	—	—	—
Other adjustments	1	1	(5)	1
Other comprehensive earnings (loss), before tax	31	35	(101)	(4)
Provision for income tax (expense) benefit related to items of other comprehensive earnings (loss)	(12)	(2)	(52)	33
Other comprehensive earnings (loss), net of tax	19	33	(153)	29
Comprehensive earnings (loss)	263	(6,561)	816	(6,424)
Net (earnings) loss attributable to noncontrolling interest	(1)	(2)	(1)	(3)
Comprehensive earnings (loss) attributable to FIS common stockholders	$262	$(6,563)	$815	$(6,427)
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and six months ended June 30, 2024
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, March 31, 2024	632	(69)	$6	$46,968	$(22,347)	$(432)	$(6,174)	$4	$18,025
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	(15)	—	—	—	—	(1,082)	—	(1,082)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(20)	—	(20)
Stock-based compensation	—	—	—	56	—	—	—	—	56
Cash dividends declared ($0.36 per share per quarter) and other distributions	—	—	—	—	(200)	—	—	(1)	(201)
Sale of Worldpay noncontrolling interest	—	—	—	—	—	—	—	—	—
Net earnings (loss)	—	—	—	—	243	—	—	1	244
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	19	—	—	19
Balances, June 30, 2024	633	(84)	$6	$47,024	$(22,304)	$(413)	$(7,276)	$4	$17,041

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, December 31, 2023	631	(48)	$6	$46,935	$(22,864)	$(260)	$(4,724)	$6	$19,099
Issuance of restricted stock	2	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	1	—	—	—	—	1
Purchases of treasury stock	—	(36)	—	—	—	—	(2,501)	—	(2,501)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(51)	—	(51)
Stock-based compensation	—	—	—	88	—	—	—	—	88
Cash dividends declared ($0.36 per share per quarter) and other distributions	—	—	—	—	(408)	—	—	(1)	(409)
Sale of Worldpay noncontrolling interest	—	—	—	—	—	—	—	(2)	(2)
Net earnings (loss)	—	—	—	—	968	—	—	1	969
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(153)	—	—	(153)
Balances, June 30, 2024	633	(84)	$6	$47,024	$(22,304)	$(413)	$(7,276)	$4	$17,041

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - (Unaudited) (In millions)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net earnings (loss)	$969	$(6,453)
Less earnings (loss) from discontinued operations, net of tax	709	(6,634)
Net earnings (loss) from continuing operations	260	181
Adjustment to reconcile net earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	859	888
Amortization of debt issuance costs	11	15
Asset impairments	18	1
Loss on extinguishment of debt	174	—
Loss (gain) on sale of businesses, investments and other	32	(2)
Stock-based compensation	87	49
Loss from equity method investment	76	—
Deferred income taxes	(118)	(118)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	124	152
Receivable from related party	(169)	—
Settlement activity	(3)	1
Prepaid expenses and other assets	(116)	(126)
Deferred contract costs	(234)	(185)
Deferred revenue	(6)	(13)
Accounts payable, accrued liabilities and other liabilities	(243)	(76)
Net cash provided by operating activities from continuing operations	752	767
Cash flows from investing activities:
Additions to property and equipment	(43)	(66)
Additions to software	(342)	(305)
Settlement of net investment hedge cross-currency interest rate swaps	(8)	(17)
Net proceeds from sale of businesses and investments	12,796	—
Cash divested from sale of business	(3,137)	—
Acquisitions, net of cash acquired	(56)	—
Other investing activities, net	(42)	(28)
Net cash provided by (used in) investing activities	9,168	(416)
Cash flows from financing activities from continuing operations:
Borrowings	13,441	43,749
Repayment of borrowings and other financing obligations	(21,396)	(44,496)
Debt issuance costs	—	(2)
Net proceeds from stock issued under stock-based compensation plans	1	40
Treasury stock activity	(2,522)	(15)
Dividends paid	(409)	(618)
Purchase of noncontrolling interest	—	(173)
Other financing activities, net	40	(7)
Net cash provided by (used in) financing activities from continuing operations	(10,845)	(1,522)
Discontinued operations
Net cash provided by (used in) operating activities	(345)	952
Net cash provided by (used in) investing activities	(39)	(175)
Net cash provided by (used in) financing activities	(65)	(175)
Net cash provided by (used in) discontinued operations	(449)	602
Effect of foreign currency exchange rate changes on cash from continuing operations	(19)	22
Effect of foreign currency exchange rate changes on cash from discontinued operations	(26)	95
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,419)	(452)
Cash, cash equivalents and restricted cash, beginning of period	4,414	4,813
Cash, cash equivalents and restricted cash, end of period	$2,995	$4,361
Supplemental cash flow information:
Cash paid for interest	$324	$396
Cash paid for income taxes	$335	$269
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

On January 31, 2024, the Company completed the previously announced sale ("the Worldpay Sale") of a 55% equity interest in its Worldpay Merchant Solutions business to private equity funds managed by GTCR, LLC (such funds, the "Buyer"). FIS retains a non-controlling 45% ownership interest in a new standalone joint venture, Worldpay Holdco, LLC ("Worldpay"), following the closing of the Worldpay Sale. FIS' share of the net income (loss) of Worldpay is reported as equity method investment earnings (loss), net of tax. The net cash proceeds received by FIS, net of estimated closing adjustments and transaction costs, are presented as investing cash flows within continuing operations on the consolidated statement of cash flows. See Note 4 for information regarding the equity method investment earnings (loss), net of tax, for the period from February 1, 2024, through June 30, 2024.

During the third quarter of fiscal year 2023, the Company analyzed quantitative and qualitative factors relevant to the Worldpay Merchant Solutions disposal group in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 205-20 and determined that the accounting criteria to be classified as held for sale were met, when a definitive purchase agreement was signed. Accordingly, the assets and liabilities of the disposal group are presented separately on the consolidated balance sheets for all periods presented. In addition, the disposition represents a strategic shift that will have a major impact on the Company's operations and financial results. As a result, the operating results of the Worldpay Merchant Solutions business prior to the closing of the Worldpay Sale have been reflected as discontinued operations for all periods presented and, as such, have been excluded from continuing operations and segment results.

The Worldpay Merchant Solutions business included the former Merchant Solutions segment, in addition to a business previously included in the Corporate and Other segment, which have been reflected as discontinued operations for all periods presented. Accordingly, the Company no longer reports the Merchant Solutions segment; it now reports its financial performance based on the following segments: Banking Solutions ("Banking"), Capital Market Solutions ("Capital Markets") and Corporate and Other. As a result of its ongoing portfolio assessments, the Company reclassified certain non-strategic operations from Banking to Corporate and Other during the quarter ended December 31, 2023. The Company recast all prior-period segment information presented to reflect these reclassifications. See Note 13 for more information regarding our segments.

Certain reclassifications have been made in the 2023 consolidated financial statements to conform to the classifications used in 2024. The consolidated statements of cash flows for the six months ended June 30, 2024, are presented on a continuing operations basis, with summarized cash flows from discontinued operations for operating, investing and financing activities shown separately. The consolidated statement of cash flows for the six months ended June 30, 2023, has been reclassified to conform to the 2024 presentation.

Amounts in tables in the financial statements and accompanying footnotes may not sum or calculate due to rounding.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2)    Summary of Significant Accounting Policies

The Company adopted the following new significant accounting policy during 2024. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for a complete summary of our significant accounting policies.

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

Distributions received from our equity method investments are recorded as reductions in the carrying value of such investments and are classified on the consolidated statement of cash flows pursuant to the cumulative earnings approach. Under this approach, the distributions should be classified as either a return on investment, which would be included in operating activities, or a return of investment, which would be included in investing activities. Any distributions received up to the amount of cumulative equity in earnings of the investee would be considered a return on investment and classified in operating activities. Any distributions in excess of cumulative equity in earnings of the investee would be considered a return of investment and classified in investing activities. Thus, to the extent our equity in earnings of the investee reflects cumulative losses, the distributions are considered a return of investment and classified in investing activities.

(3)    Discontinued Operations

Sale of Worldpay Merchant Solutions Business

As discussed in Note 1, the Company completed the Worldpay Sale on January 31, 2024. The results of the Worldpay Merchant Solutions business prior to the completion of the Worldpay Sale have been presented as discontinued operations. The assets and liabilities of our Worldpay Brazil and RealNet subsidiaries, the value of which was included as part of the Worldpay Sale, were not conveyed in the closing and are expected to be transferred as soon as all regulatory approvals have been received. These assets and liabilities continue to be reported as assets held for sale, and their related earnings (loss) are reported in Earnings (loss) from discontinued operations, net of tax on the consolidated statements of earnings (loss).

The following table represents a reconciliation of the major components of Earnings (loss) from discontinued operations, net of tax, presented in the consolidated statements of earnings (loss), reflecting activity for the three and six months ended June 30, 2024 (in millions). The Company's presentation of earnings (loss) from discontinued operations excludes general corporate overhead costs that were historically allocated to the Worldpay Merchant Solutions business. Additionally, beginning on July 5, 2023, the Company stopped amortization of long-lived assets held for sale in accordance with ASC 360.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Major components of earnings (loss) from discontinued operations before income taxes:
Revenue	$4	$1,322	$406	$2,435
Cost of revenue	(2)	(670)	(64)	(1,270)
Selling, general, and administrative expenses	—	(479)	(155)	(965)
Asset impairments	—	(6,840)	—	(6,840)
Interest income (expense), net	—	7	1	11
Other, net	(1)	23	(4)	48
Earnings (loss) from discontinued operations related to major components of pretax earnings (loss)	1	(6,637)	184	(6,581)
Loss on sale of disposal group	—	—	(466)	—
Earnings (loss) from discontinued operations	1	(6,637)	(282)	(6,581)
Provision (benefit) for income taxes	—	43	(991)	55
Earnings (loss) from discontinued operations, net of tax attributable to FIS	$1	$(6,680)	$709	$(6,636)

A loss on sale of disposal group of $466 million was recorded upon closing of the Worldpay Sale and reflects the impact of the excess of the carrying value of the disposal group over the estimated fair value less cost to sell. Upon closing of the Worldpay Sale, the Company also recorded a tax benefit of $991 million primarily from the write-off of U.S. deferred tax liabilities that were not transferred in the Worldpay Sale, net of the estimated U.S. tax cost that the Company expects to incur as a result of the Worldpay Sale. The estimated U.S. tax cost remains unchanged from the amount recorded as of March 31, 2024, based on available data and management determinations as of June 30, 2024. Post-closing selling price adjustments and completion of other purchase agreement provisions in connection with the Worldpay Sale could result in further adjustments to the loss on sale amount and the estimated U.S. tax cost.

The following table represents the major classes of assets and liabilities of the disposal group classified as held for sale presented in the consolidated balance sheets as of June 30, 2024, and December 31, 2023 (in millions). Assets held for sale are reported at the lower of their carrying value or fair value less cost to sell and are not depreciated or amortized.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2024	December 31, 2023
Major classes of assets included in discontinued operations:
Cash and cash equivalents	$43	$1,380
Settlement assets	951	6,727
Trade receivables, net of allowance for credit losses of $— and $52	3	1,843
Prepaid expenses and other current assets	—	161
Total current assets	997	10,111
Property and equipment, net	—	207
Goodwill	15	10,906
Intangible assets, net	—	5,971
Software, net	—	1,321
Other noncurrent assets	2	613
Total noncurrent assets	17	19,018
Less valuation allowance	—	(1,909)
Total assets of the disposal group classified as held for sale	$1,014	$27,220

Major classes of liabilities included in discontinued operations:
Accounts payable, accrued and other liabilities	$3	$998
Settlement payables (1)	946	7,821
Other current liabilities	—	65
Total current liabilities	949	8,884
Deferred income taxes	—	599
Other noncurrent liabilities	—	494
Total noncurrent liabilities	—	1,093
Total liabilities of the disposal group classified as held for sale	$949	$9,977

(1)As of June 30, 2024, Settlement payables includes $116 million due to Worldpay, which is a related party.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Settlement Assets

The principal components of the Company's settlement assets of the disposal group are as follows (in millions):

	June 30, 2024	December 31, 2023
Settlement assets
Settlement deposits	$—	$56
Merchant float	821	2,594
Settlement receivables	130	4,077
Total Settlement assets	$951	$6,727

Held-for-sale Disposal Group Measurement

The net assets held for sale as of June 30, 2024, consisting of the net assets of our Worldpay Brazil and RealNet subsidiaries, are recorded at carrying value less cost to sell.

(4)    Equity Method Investment

As discussed in Note 1, the Company completed the Worldpay Sale on January 31, 2024, retaining a non-controlling ownership interest in Worldpay. We account for our remaining minority ownership in Worldpay using the equity method of accounting. As of June 30, 2024, we own 45% of Worldpay. This investment is reflected in Equity method investment on our June 30, 2024, consolidated balance sheet. During the five-month period from February 1, 2024, through June 30, 2024, the Company's share of the net income of Worldpay and our investor-level tax impact is reported as Equity method investment earnings (loss), net of tax, in the consolidated statement of earnings (loss). During the three months ended June 30, 2024, we received distributions of $29 million from Worldpay, which are recorded in Other investing activities, net on the consolidated statement of cash flows for the six months ended June 30, 2024.

Summary Worldpay financial information is as follows (in millions):

	Three months	Five months
	ended	ended
	June 30, 2024	June 30, 2024
Revenue	$1,349	$2,181
Gross profit	$668	$1,053
Earnings (loss) before income taxes	$3	$(227)
Net earnings (loss) attributable to Worldpay	$(28)	$(271)
FIS share of net earnings (loss) attributable to Worldpay, net of tax (1)	$10	$(76)

(1)For the three- and five-month periods ended June 30, 2024, this amount is net of $22 million and $45 million, respectively, of investor-level tax benefit.

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

We have continuing involvement with Worldpay, primarily through our remaining interest, an employee leasing agreement ("ELA"), a transition services agreement ("TSA"), and various other commercial agreements. Under the terms of the ELA, which was substantially completed by July 1, 2024, the Company leased certain employees to Worldpay in the United States, China, Colombia and South Korea. The compensation and benefit costs paid by the Company for the leased employees was billed to and reimbursed by Worldpay. Under the terms of the TSA, the Company is procuring certain third-party services on behalf of Worldpay and providing technology infrastructure, risk and security, accounting and various other corporate services to Worldpay for a period of up to 24 months after the closing, subject to a six-month extension, and Worldpay is providing various corporate services to the Company, allowing it to maintain access to certain resources transferred in the Worldpay Sale.

During the three- and five-month periods ended June 30, 2024, pass-through costs of $132 million and $247 million, respectively, were incurred under the ELA, and third-party pass-through costs of $36 million and $93 million, respectively, were incurred under the TSA, and were netted against the equal and offsetting reimbursement amounts due from Worldpay. Additionally, during the three- and five-month periods ended June 30, 2024, net TSA services income of $40 million and $73 million, respectively, was recognized in Other operating (income) expense, net - related party, with approximately two-thirds of the corresponding expense recorded in Cost of revenue and the remainder recorded in Selling, general and administrative expense in the consolidated statement of earnings (loss). Revenue earned during the three- and five-month periods ended June 30, 2024, from various commercial services provided to Worldpay was $32 million and $55 million respectively.

For the three- and five-month periods ended June 30, 2024, we collected net cash of $272 million and $411 million, respectively, related to the ELA, TSA and commercial agreements with Worldpay. As of June 30, 2024, we recorded a receivable of $169 million in Receivable from related party on the consolidated balance sheet in connection with the ELA, TSA and commercial agreements. Under the ELA, amounts are generally invoiced to Worldpay on the 15th of each month for the preceding and subsequent payroll periods and are payable by wire transfer within 10 days. As of June 30, 2024, $58 million included in our related-party receivable is offset by an equal amount of accrued employee-related liabilities recorded in Accounts payable, accrued and other liabilities on the consolidated balance sheet. Upon termination of the ELA, the amount of the accrued employee-related liabilities as of the date of termination will be assumed by Worldpay in satisfaction of the corresponding receivable. Under the TSA and commercial agreements, amounts are generally invoiced monthly in arrears and are payable by electronic transfer within 30 days of invoice. As of June 30, 2024, we recorded a settlement payable of $116 million in Current liabilities held for sale on the consolidated balance sheet for amounts to be settled from our RealNet subsidiary to Worldpay. The settlement payable by RealNet to Worldpay is generally paid to Worldpay's submerchants on behalf of Worldpay via ACH within five business days according to payment instructions provided by Worldpay. As of June 30, 2024, we also recorded other payables to Worldpay of $36 million in Accounts payable, accrued and other liabilities on the consolidated balance sheet. These amounts are generally payable within 30 days.

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

For the three months ended June 30, 2024 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,470	$452	$23	$1,945
All others	240	270	34	544
Total	$1,710	$722	$57	$2,489

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,270	$366	$43	$1,679
Software maintenance	90	143	1	234
Other recurring	68	22	9	99
Total recurring	1,428	531	53	2,012

Software license	37	91	—	128
Professional services	136	99	1	236
Other non-recurring fees	109	1	3	113
Total	$1,710	$722	$57	$2,489

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended June 30, 2023 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,437	$424	$47	$1,908
All others	229	248	39	516
Total	$1,666	$672	$86	$2,424

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,235	$346	$65	$1,646
Software maintenance	91	130	—	221
Other recurring	62	20	10	92
Total recurring	1,388	496	75	1,959

Software license	19	79	—	98
Professional services	156	97	2	255
Other non-recurring fees (1)	103	—	9	112
Total	$1,666	$672	$86	$2,424

For the six months ended June 30, 2024 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$2,902	$897	$64	$3,863
All others	492	531	71	1,094
Total	$3,394	$1,428	$135	$4,957

Type of Revenue:
Recurring revenue:
Transaction processing and services	$2,534	$736	$90	$3,360
Software maintenance	180	286	1	467
Other recurring	132	45	19	196
Total recurring	2,846	1,067	110	4,023

Software license	87	165	—	252
Professional services	268	195	2	465
Other non-recurring fees	193	1	23	217
Total	$3,394	$1,428	$135	$4,957

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended June 30, 2023 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$2,857	$849	$95	$3,801
All others	455	486	79	1,020
Total	$3,312	$1,335	$174	$4,821

Type of Revenue:
Recurring revenue:
Transaction processing and services	$2,460	$686	$131	$3,277
Software maintenance	181	260	1	442
Other recurring	116	39	20	175
Total recurring	2,757	985	152	3,894

Software license	30	152	—	182
Professional services	311	197	5	513
Other non-recurring fees (1)	214	1	17	232
Total	$3,312	$1,335	$174	$4,821

(1)    December 31, 2023, was the final deadline for states to complete all benefit issuance under federally funded pandemic relief programs. Accordingly, revenue associated with services the Company provided related to these programs has been classified as Other non-recurring commencing in the fourth quarter of 2023, and related prior-period amounts have been reclassified from Transaction processing and services to Other non-recurring for comparability. Revenue associated with services the Company provided related to these programs was $11 million and $49 million for the three and six months ended June 30, 2023, respectively.

Contract Balances

The Company recognized revenue of $202 million and $184 million during the three months, and $528 million and $498 million during the six months, ended June 30, 2024 and 2023, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2024, approximately $22.5 billion of revenue is estimated to be recognized in the future from the Company's remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals that are not yet contractually obligated. The Company expects to recognize approximately 32% of our remaining performance obligations over the next 12 months, approximately another 24% over the next 13 to 24 months, and the balance thereafter.

(7)    Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

The Company records restricted cash in captions other than Cash and cash equivalents in the consolidated balance sheets. The reconciliation between Cash and cash equivalents in the consolidated balance sheets and Cash, cash equivalents and restricted cash per the consolidated statements of cash flows is as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2024	December 31, 2023
Cash and cash equivalents on the consolidated balance sheets	$2,131	$440
Merchant float from discontinued operations included in current assets held for sale	821	2,594
Cash from discontinued operations included in current assets held for sale	43	1,380
Total Cash, cash equivalents and restricted cash per the consolidated statements of cash flows	$2,995	$4,414

Settlement Assets

The principal components of the Company's settlement assets on the consolidated balance sheets are as follows (in millions):

	June 30, 2024	December 31, 2023
Settlement assets
Settlement deposits	$343	$463
Settlement receivables	187	154
Total Settlement assets	$530	$617
Intangible Assets, Software and Property and Equipment

The following table provides details of Intangible assets, Software and Property and equipment as of June 30, 2024, and December 31, 2023 (in millions):

	June 30, 2024			December 31, 2023
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Intangible assets	$6,449	$4,941	$1,508	$6,468	$4,645	$1,823
Software	$4,219	$2,041	$2,178	$4,162	$2,047	$2,115
Property and equipment	$2,086	$1,441	$645	$2,074	$1,379	$695

As of June 30, 2024, Intangible assets, net of amortization, includes $1.4 billion of customer relationships and $77 million of trademarks and other intangible assets. Amortization expense with respect to Intangible assets was $159 million and $171 million for the three months, and $320 million and $342 million for the six months, ended June 30, 2024 and 2023, respectively.

Depreciation expense for property and equipment was $44 million and $41 million for the three months, and $88 million and $83 million for the six months, ended June 30, 2024 and 2023, respectively.

Amortization expense with respect to software was $144 million and $152 million for the three months, and $286 million and $304 million for the six months, ended June 30, 2024 and 2023, respectively

The Company recorded software impairments totaling $4 million for the three months, and $15 million for the six months, ended June 30, 2024, primarily related to the termination of certain internally developed software projects. The Company recorded less than $1 million of software impairments during the corresponding 2023 periods.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Goodwill

Changes in goodwill during the six months ended June 30, 2024, are summarized below (in millions).

		Capital	Corporate
	Banking	Market	And
	Solutions	Solutions	Other	Total
Balance, December 31, 2023	$12,588	$4,363	$20	$16,971
Goodwill attributable to acquisitions	5	36	—	41
Foreign currency adjustments	(14)	(19)	—	(33)
Balance, June 30, 2024	$12,579	$4,380	$20	$16,979

We assess goodwill for impairment on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. We evaluated whether events and circumstances as of June 30, 2024, indicated potential impairment of our reporting units.

For our Banking and Capital Markets reporting units, we performed a qualitative assessment by examining factors most likely to affect our reporting units' fair values. The factors examined involve use of management judgment and included, among others, (1) forecast revenue, growth rates, operating margins, and capital expenditures used to calculate estimated future cash flows, (2) future economic and market conditions and (3) FIS' market capitalization. Based on our interim impairment assessment as of June 30, 2024, we concluded that it remained more likely than not that the fair value continues to exceed the carrying amount for each of these reporting units; therefore, goodwill was not impaired. Given the substantial excess of fair value over carrying amounts, we believe the likelihood of obtaining materially different results based on a change of assumptions to be low.

Equity Security Investments

The Company holds various equity securities without readily determinable fair values. These securities primarily represent strategic investments made by the Company, as well as investments obtained through acquisitions. Such investments totaled $197 million and $195 million at June 30, 2024, and December 31, 2023, respectively, and are included within Other noncurrent assets on the consolidated balance sheets. The Company accounts for these investments at cost, less impairment, and adjusts the carrying values for observable price changes from orderly transactions for identical or similar investments of the same issuer. These adjustments are generally considered Level 2-type fair value measurements. The Company records realized and unrealized gains and losses on these investments, as well as impairment losses, as Other income (expense), net on the consolidated statements of earnings (loss) and recorded net gains (losses) of $(3) million and $(32) million for the three months and $(4) million and $(34) million for the six months ended June 30, 2024 and 2023, respectively, related to these investments.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities as of June 30, 2024, and December 31, 2023, consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Trade accounts payable	$101	$110
Accrued salaries and incentives	382	472
Accrued benefits and payroll taxes	105	106
Income taxes payables	203	17
Taxes other than income tax	306	301
Accrued interest payable	84	162
Operating lease liabilities	81	85
Related-party payables	36	—
Other accrued liabilities	556	606
Total Accounts payable, accrued and other liabilities	$1,854	$1,859

(8)    Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of June 30, 2024, and December 31, 2023, consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Contract costs on implementations in progress	$307	$291
Contract origination costs on completed implementations, net	599	542
Contract fulfillment costs on completed implementations, net	237	243
Total Deferred contract costs, net	$1,143	$1,076

Amortization of deferred contract costs on completed implementations was $83 million and $76 million during the three months and $166 million and $159 million during the six months ended June 30, 2024 and 2023, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9)    Debt

Long-term debt as of June 30, 2024, and December 31, 2023, consisted of the following (in millions):

	June 30, 2024
		Weighted
		Average
	Interest	Interest		June 30,	December 31,
	Rates	Rate (1)	Maturities	2024	2023
Fixed Rate Notes
Senior USD Notes	1.2% - 5.6%	3.7%	2025 - 2052	$6,381	$8,659
Senior Euro Notes	0.6% - 3.0%	2.7%	2024 - 2039	4,824	4,968
Senior GBP Notes	2.3% - 3.4%	9.7%	2029 - 2031	215	1,178
Revolving Credit Facility (2)		—%	2026	—	127
Financing obligations for certain hardware and software			2024 - 2026	75	96
Other (3)				(333)	(710)
Total long-term debt, including current portion				11,162	14,318
Current portion of long-term debt				(578)	(1,348)
Long-term debt, excluding current portion				$10,584	$12,970

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

Short-term borrowings as of June 30, 2024, and December 31, 2023, consisted of the following (in millions):

	June 30, 2024
	Weighted
	Average
	Interest		June 30,	December 31,
	Rate	Maturities	2024	2023
Euro-commercial paper notes ("ECP Notes")	—%	Up to 183 days	$—	$2,118
U.S. commercial paper notes ("USCP Notes")	—%	Up to 397 days	—	2,642
Total Short-term borrowings			$—	$4,760

The Company is a party to interest rate swaps that, prior to de-designation as fair value hedges during the quarter ended September 30, 2023, converted a portion of its fixed-rate debt to variable-rate debt. As a result of the de-designations, the final fair value basis adjustments recorded through the dates of de-designation as a decrease of the long-term debt are subsequently amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-term debt. The fair value basis adjustments reflected in Other in the long-term debt table above totaled $(245) million and $(594) million as of June 30, 2024, and December 31, 2023, respectively.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

subsidiaries, and not for the purpose of hedging interest rates, the benefit or cost of such hedges is reflected in interest expense in the consolidated statement of earnings (loss). As of June 30, 2024, the weighted average interest rate of the Company's outstanding debt was 3.6%, including the impact of fair value basis adjustments due to interest rate swaps and cross-currency interest rate swaps designated as fair value hedges, but excluding the impact of cross-currency interest rate swaps designated as net investment hedges. Including the impact of the net investment hedge cross-currency interest rate swaps on interest expense, the weighted average interest rate of the Company's outstanding debt was 2.8%.

See Note 10 for further discussion of the Company's interest rate swaps and cross-currency interest rate swaps and related hedge designations.

The following table summarizes the amount of our long-term debt, including financing obligations for certain hardware and software, as of June 30, 2024, based on maturity date.

Total
2024	$569
2025	981
2026	1,268
2027	1,571
2028	1,649
Thereafter	5,457
Total principal payments	11,495
Other debt per the long-term debt table	(333)
Total long-term debt, including current portion	$11,162

There are no mandatory principal payments on the Revolving Credit Facility, and any balance outstanding on the Revolving Credit Facility will be due and payable at the Revolving Credit Facility's maturity date, which occurs on March 2, 2026.

Senior Notes

On July 15, 2024, FIS repaid an aggregate principal amount of €500 million in 1.100% Senior Euro Notes on their due date, pursuant to the related indenture.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revolving Credit Facility

In March 2024, the Company provided notice to the administrative agent of its Revolving Credit Facility of its desire to reduce the borrowing capacity on its Revolving Credit Facility from $5.5 billion to $4.5 billion, pursuant to the terms thereof. As of June 30, 2024, the borrowing capacity under the Revolving Credit Facility was $4.5 billion.

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $1,032 million and $1,086 million lower than the carrying value, excluding the fair value basis adjustments due to interest rate swaps and unamortized discounts, as of June 30, 2024, and December 31, 2023, respectively.

(10)    Financial Instruments

Fair Value Hedges

The Company held fixed-to variable interest rate swaps with aggregate notional amounts of $1,854 million, £925 million and €500 million at each of June 30, 2024, and December 31, 2023. Prior to the quarter ended September 30, 2023, these swaps were designated as fair value hedges for accounting purposes, converting the interest rate exposure on certain of the Company's Senior USD Notes, Senior GBP Notes and Senior Euro Notes, as applicable, from fixed to variable. While designated as fair value hedges, changes in fair value of these interest rate swaps were recorded as an adjustment to long-term debt. During the quarter ended September 30, 2023, the Company de-designated these swaps as fair value hedges. As a result of the de-designations, the final fair value basis adjustments recorded through the dates of de-designation as a decrease of the long-term debt are subsequently amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-term debt. During March 2024, $316 million of unamortized fair value basis adjustments recorded as a decrease of the long-term debt tendered was written-off and recorded as part of the loss on extinguishment of debt (see Note 9). At June 30, 2024, the remaining unamortized fair value basis adjustments recorded as a decrease of the long-term debt totaled $245 million, with $14 million and $33 million amortized as Interest expense for the three and six months ended June 30, 2024, respectively (see Note 9). At December 31, 2023, the unamortized fair value basis adjustments recorded as a decrease of the long-term debt totaled $594 million.

Concurrently with the de-designations described above, the Company entered into new offsetting variable-to-fixed interest rate swaps with aggregate notional amounts of $1,854 million, £925 million and €500 million. The Company accounts for the de-designated fixed-to-variable and offsetting variable-to-fixed interest rate swaps as economic hedges; as such, effective as of the de-designation dates, changes in interest rates associated with the variable leg of the interest rate swaps do not affect the interest expense recognized, eliminating variable-rate risk on the fixed-to-variable interest rate swaps. The terms of the new interest rate swaps when matched against the terms of the existing fixed-to-variable interest rate swaps result in a net fixed coupon spread payable by the Company. The impact of the go-forward changes in fair values of the new and existing interest rate swaps, including the impact of the coupons, is recorded as Other income (expense), net pursuant to accounting for economic hedges and totaled $(5) million for the three months and $(1) million for the six months ended June 30, 2024. The coupon payments are recorded within Other investing activities, net on the consolidated statements of cash flows and totaled $53 million in cash outflows for the six months ended June 30, 2024. The new and existing interest rate swap fair values totaled assets of $23 million and $12 million and liabilities of $(633) million and $(675) million as of June 30, 2024, and December 31, 2023, respectively.

During the quarter ended September 30, 2023, the Company entered into an aggregate notional amount of €3,375 million fixed-for-fixed cross-currency interest rate swaps to hedge its exposure to foreign currency risk associated with its Senior Euro Notes. During the quarter ended June 30, 2023, the Company entered into an aggregate notional amount of £925 million fixed-for-fixed cross-currency interest rate swaps to hedge its exposure to foreign currency risk associated with its Senior GBP Notes. These swaps are designated as fair value hedges for accounting purposes. During March 2024, the Company partially terminated certain fixed-for-fixed cross-currency interest rate swaps that were hedging foreign currency risk associated with its Senior GBP Notes that were partially tendered (see Note 9). After such partial termination, there remained an aggregate notional amount of approximately £170 million in fixed-for-fixed cross-currency interest rate swaps that hedge the Company's exposure to foreign currency risk associated with its Senior GBP Notes. The fair value of these swaps was a net liability of $(28) million and net asset of $134 million recorded at June 30, 2024, and December 31, 2023, respectively. Changes in the swap fair values attributable to changes in spot foreign currency exchange rates are recorded in Other income (expense), net and totaled $(26) million for the three months and $(113) million for the six months ended June 30, 2024, respectively. This amount

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

offset the impact of changes in spot foreign currency exchange rates on the Senior GBP Notes and Senior Euro Notes also recorded to Other income (expense), net during the hedge period. Changes in swap fair values attributable to excluded components, such as changes in fair value due to forward foreign currency exchange rates and cross-currency basis spreads, are recorded in Accumulated other comprehensive earnings (loss) ("AOCI"). The Company recorded $(24) million for the three months and $(29) million for the six months ended June 30, 2024, through Other comprehensive earnings (loss) for the changes in swap fair values attributable to excluded components. The amounts recorded in AOCI generally affect net earnings (loss) through Interest expense using the amortization approach. For the three and six months ended June 30, 2024, $12 million and $23 million, respectively, was recognized as Interest expense using the amortization approach. As a result of the partial terminations during March 2024, the Company received $33 million in net proceeds recorded within Other financing activities, net on the consolidated statement of cash flows and recorded a $19 million reduction to the loss on extinguishment of debt due to reclassifying the amount of AOCI related to the partially terminated hedges into earnings (see Note 9).

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Foreign currency-denominated debt designations	$6	$(7)	$33	$(123)
Cross-currency interest rate swap designations	46	(84)	99	(189)
Total	$52	$(91)	$132	$(312)

Foreign Currency-Denominated Debt Designations

The Company has designated certain foreign currency-denominated debt as net investment hedges of its investment in Euro-denominated operations. An aggregate of €715 million and €1,115 million of Senior Euro Notes with maturities ranging from 2024 to 2025 was designated as a net investment hedge of the Company's investment in Euro-denominated operations as of June 30, 2024, and December 31, 2023, respectively. An aggregate of €419 million of ECP Notes was also designated as a net investment hedge of the Company's investment in Euro-denominated operations as of December 31, 2023.

The Company held €400 million and €1,500 million aggregate notional amount of foreign currency forward contracts as of June 30, 2024, and December 31, 2023, respectively, to economically hedge its exposure to foreign currency risk associated with Senior Euro Notes and ECP Notes that were previously de-designated as net investment hedges. The foreign currency forward contract fair values totaled a net liability of $(1) million and a net asset of $41 million at June 30, 2024, and December 31, 2023, respectively. Upon maturity of the forward contracts, the Company records the net proceeds paid or received within Other financing activities, net on the consolidated statement of cash flows. During the six months ended June 30, 2024, the Company received $13 million in net proceeds. The change in fair value of the foreign currency forward contracts is recorded as Other income (expense), net pursuant to accounting for economic hedges and offsets the impact of the change in spot foreign currency exchange rates on the de-designated Senior Euro Notes and ECP Notes, which is also recorded as Other income (expense), net.

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

As of June 30, 2024, and December 31, 2023, aggregate notional amounts of €5,045 million and €6,143 million, respectively, were designated as net investment hedges of the Company's investment in Euro-denominated operations and aggregate notional amounts of £0 and £2,180 million, respectively, were designated as net investment hedges of the Company's Pound Sterling-denominated operations.

The cross-currency interest rate swap fair values totaled assets of $61 million and $38 million and liabilities of $(52) million and $(240) million at June 30, 2024, and December 31, 2023, respectively.

During the six months ended June 30, 2024 and 2023, the Company (paid) received net proceeds of approximately $(8) million and $(17) million, respectively, for the fair values of the cross-currency interest rate swaps as of the settlement dates. The proceeds were recorded within investing activities on the consolidated statements of cash flows.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Brazilian Tax Authorities Claims

In 2004, Proservvi Empreendimentos e Servicos, Ltda., the predecessor to Fidelity National Servicos de Tratamento de Documentos e Informatica Ltda. ("Servicos"), a subsidiary of Fidelity National Participacoes Ltda., our former item processing and remittance services operation in Brazil, acquired certain assets and employees and leased certain facilities from the Transpev Group ("Transpev") in Brazil. Transpev's remaining assets were later acquired by Prosegur, an unrelated third party. When Transpev discontinued its operations after the asset sale to Prosegur, it had unpaid federal taxes and social contributions owing to the Brazilian tax authorities. The Brazilian tax authorities brought a claim against Transpev and, beginning in 2012, brought claims against Prosegur and Servicos on the grounds that Prosegur and Servicos were successors in interest to Transpev. To date, the Brazilian tax authorities have filed 19 claims against Servicos, of which 17 are still active, asserting potential tax liabilities of approximately $13 million. There are potentially 19 additional claims against Transpev/Prosegur for which Servicos is named as a co-defendant or may be named but for which Servicos has not yet been served. These additional claims amount to approximately $32 million, making the total potential exposure for all 36 claims approximately $45 million. We do not believe a liability for these 36 total claims is probable and, therefore, have not recorded a liability for any of these claims.

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

(12)    Net Earnings (Loss) per Share

The basic weighted average shares and common stock equivalents for the three and six months ended June 30, 2024 and 2023, were computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes net earnings and net earnings per share attributable to FIS common stockholders for the three and six months ended June 30, 2024 and 2023 (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net earnings (loss) from continuing operations attributable to FIS common stockholders	$242	$84	$259	$180
Net earnings (loss) from discontinued operations attributable to FIS common stockholders	1	(6,680)	709	(6,636)
Net earnings (loss) attributable to FIS common stockholders	$243	$(6,596)	$968	$(6,456)
Weighted average shares outstanding-basic	554	592	565	592
Plus: Common stock equivalent shares	3	—	2	—
Weighted average shares outstanding-diluted	557	592	567	592
Net earnings (loss) per share-basic from continuing operations attributable to FIS common stockholders	$0.44	$0.14	$0.46	$0.30
Net earnings (loss) per share-basic from discontinued operations attributable to FIS common stockholders	—	(11.28)	1.25	(11.21)
Net earnings (loss) per share-basic attributable to FIS common stockholders	$0.44	$(11.14)	$1.71	$(10.91)
Net earnings (loss) per share-diluted from continuing operations attributable to FIS common stockholders	$0.43	$0.14	$0.46	$0.30
Net earnings (loss) per share-diluted from discontinued operations attributable to FIS common stockholders	—	(11.28)	1.25	(11.21)
Net earnings (loss) per share-diluted attributable to FIS common stockholders	$0.44	$(11.14)	$1.71	$(10.91)

The diluted net loss per share for the three and six months ended June 30, 2023, did not include the effect of common stock equivalent shares of 2 million and 1 million, respectively, because the effect would have been anti-dilutive. Options to purchase approximately 7 million and 9 million shares of our common stock during the three months, and 7 million and 9 million during the six months, ended June 30, 2024 and 2023, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock. In August 2024, our Board of Directors approved a separate, incremental share repurchase program authorizing the repurchase of up to $3.0 billion in aggregate value of shares of our common stock. Repurchases under these programs will be made at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. Neither of these repurchase programs has an expiration date, and either program may be suspended for periods, amended or discontinued at any time. Approximately 20 million shares remained available for repurchase under the January 2021 program as of June 30, 2024, and the Company will exhaust its authorization under this program prior to repurchasing shares under the new program.

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

In the Corporate and Other segment, the Company recorded acquisition, integration and other costs comprised of the following (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Acquisition and integration	$24	$5	$49	$11
Enterprise transformation, including Future Forward and platform modernization	56	74	129	145
Severance and other termination expenses	9	19	27	42
Separation of the Worldpay Merchant Solutions business	80	2	109	2
Incremental stock compensation directly attributable to specific programs	15	4	26	4
Other, including divestiture-related expenses and enterprise cost control and other initiatives	2	9	4	9
Total acquisition, integration and other costs	$186	$113	$344	$213
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

Adjusted EBITDA

Adjusted EBITDA is a measure of segment profit or loss that is reported to the chief operating decision maker, the Company's Chief Executive Officer and President, for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. Adjusted EBITDA is defined as net earnings (loss) before net interest expense,

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

net other income (expense), income tax provision (benefit), equity method investment earnings (loss), and depreciation and amortization, and excludes certain costs that do not constitute normal, recurring, cash operating expenses necessary to operate our business. The items affecting the segment profit measure generally include the purchase price amortization of acquired intangible assets, as well as acquisition, integration and certain other costs and asset impairments. These costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments.

Summarized financial information for the Company's segments is shown in the following tables. The Company does not evaluate performance or allocate resources based on segment asset data; therefore, such information is not presented.

For the three months ended June 30, 2024 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$1,710	$722	$57	$2,489
Operating expenses	(1,106)	(452)	(553)	(2,111)
Depreciation and amortization (including purchase accounting amortization)	161	97	172	430
Acquisition, integration and other costs	—	—	186	186
Asset impairments	—	—	4	4
Adjusted EBITDA	$765	$367	$(134)	$998

Adjusted EBITDA				$998
Depreciation and amortization				(262)
Purchase accounting amortization				(168)
Acquisition, integration and other costs				(186)
Asset impairments				(4)
Interest expense, net				(43)
Other income (expense), net				(13)
(Provision) benefit for income taxes				(89)
Equity method investment earnings (loss), net of tax				10
Net earnings (loss) from discontinued operations, net of tax				1
Net earnings attributable to noncontrolling interest				(1)
Net earnings (loss) attributable to FIS common stockholders				$243
Capital expenditures	$109	$70	$4	$183

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended June 30, 2023 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$1,666	$672	$86	$2,424
Operating expenses	(1,096)	(423)	(554)	(2,073)
Depreciation and amortization (including purchase accounting amortization)	153	88	198	439
Acquisition, integration and other costs	—	—	113	113
Asset impairments	—	—	1	1
Indirect Worldpay business support costs	—	—	41	41
Adjusted EBITDA	$723	$337	$(115)	$945

Adjusted EBITDA				$945
Depreciation and amortization				(264)
Purchase accounting amortization				(175)
Acquisition, integration and other costs				(113)
Asset impairments				(1)
Indirect Worldpay business support costs				(41)
Interest expense, net				(160)
Other income (expense), net				(77)
(Provision) benefit for income taxes				(29)
Net earnings (loss) from discontinued operations, net of tax				(6,679)
Net earnings attributable to noncontrolling interest				(2)
Net earnings attributable to FIS common stockholders				$(6,596)
Capital expenditures (1)	$97	$63	$37	$197

(1) Capital expenditures include $20 million in other financing obligations for certain hardware.

For the six months ended June 30, 2024 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$3,394	$1,428	$135	$4,957
Operating expenses	(2,204)	(925)	(1,089)	(4,218)
Depreciation and amortization (including purchase accounting amortization)	321	199	339	859
Acquisition, integration and other costs	—	—	344	344
Asset impairments	—	—	18	18
Indirect Worldpay business support costs	—	—	14	14
Adjusted EBITDA	$1,511	$702	$(239)	$1,974

Adjusted EBITDA				$1,974
Depreciation and amortization				(525)
Purchase accounting amortization				(334)
Acquisition, integration and other costs				(344)
Asset impairments				(18)
Indirect Worldpay business support costs				(14)
Interest expense,net				(120)
Other income (expense), net				(167)
(Provision) benefit for income taxes				(116)
Equity method investment earnings (loss), net of tax				(76)
Net earnings (loss) from discontinued operations, net of tax				709
Net earnings attributable to noncontrolling interest				(1)
Net earnings (loss) attributable to FIS common stockholders				$968
Capital expenditures	$227	$146	$12	$385

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended June 30, 2023 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$3,312	$1,335	$174	$4,821
Operating expenses	(2,225)	(859)	(1,076)	(4,160)
Depreciation and amortization (including purchase accounting amortization)	307	181	398	886
Acquisition, integration and other costs	—	—	213	213
Asset impairments	—	—	1	1
Indirect Worldpay business support costs	—	—	83	83
Adjusted EBITDA	$1,394	$657	$(207)	$1,844

Adjusted EBITDA				$1,844
Depreciation and amortization				(535)
Purchase accounting amortization				(351)
Acquisition, integration and other costs				(213)
Asset impairments				(1)
Indirect Worldpay business support costs				(83)
Interest expense, net				(302)
Other income (expense), net				(113)
(Provision) benefit for income taxes				(65)
Net earnings (loss) from discontinued operations, net of tax				(6,634)
Net earnings attributable to noncontrolling interest				(3)
Net earnings attributable to FIS common stockholders				$(6,456)
Capital expenditures (1)	$194	$127	$70	$391

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

Overview

FIS is a financial technology company providing solutions that underpin the world's financial system to financial institutions, businesses and developers. We unlock financial technology to the world across the money lifecycle, accelerating solution innovation for money at rest, money in motion and money at work. Our people are dedicated to advancing the way the world pays, banks and invests, by helping our clients to confidently run, grow and protect their businesses. Our expertise comes from decades of experience helping financial institutions and businesses of all sizes adapt to meet the needs of their customers by harnessing where reliability meets innovation in financial technology. Headquartered in Jacksonville, Florida, FIS is a member of the Fortune 500® and the Standard & Poor’s 500® Index. FIS is incorporated under the laws of the State of Georgia as Fidelity National Information Services, Inc., and our stock is traded under the trading symbol "FIS" on the New York Stock Exchange.

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

Business Trends and Conditions

Our revenue from continuing operations is primarily derived from a combination of technology and processing solutions, transaction processing fees, professional services and software license fees. While we are a global company and do business around the world, the majority of our revenue is generated by clients in the U.S. The majority of our international revenue is generated by clients in the U.K., Germany, Canada, Australia, Brazil and Switzerland. In addition, the majority of our revenue has historically been recurring and has been provided under multi-year Banking and Capital Markets contracts that contribute relative stability to our revenue stream. These solutions, in general, are considered critical to our clients' operations. Professional services revenue is typically non-recurring, though recognition often occurs over time rather than at a point in time. Sales of software licenses are typically non-recurring with point-in-time recognition and are less predictable.

Lengthy sales cycles continued to persist during the first half of 2024, which we believe resulted from economic uncertainty. We also experienced, and continue to experience, relatively high rates of inflation in our primary markets, including increasing wage and benefits rates, which management believes is in part due to inflation and in part due to competitive job markets for the skilled employees who support our businesses, as well as increasing non-labor-related costs. The magnitude of future effects of economic uncertainty, including lengthy sales cycles, and inflation is difficult to predict, although these factors have had an adverse effect on our results of operations and, to the extent they persist, may continue to have a negative effect. Relatively high interest rates have had, and may continue to have, a negative impact on our interest expense. However, during the first quarter of 2024, and subsequent to June 30, 2024, we used a portion of the net proceeds from the Worldpay Sale to repay our borrowings under our commercial paper programs and reduce our long-term debt, which has decreased and will continue to decrease our interest expense from previous levels. Impacts of foreign currency fluctuations remained slightly favorable during the first half of 2024. Given the volatility of exchange rates and the mix of currencies involved in both revenues and expenses, the direction and magnitude of future effects of currency fluctuations are uncertain. The combined effect of the factors noted above has slowed our revenue growth rate. Over the longer term, we are targeting improvements in our revenue growth rate and margins to the extent of improving economic conditions and in response to planned management actions, including our cost savings initiatives.

On January 31, 2024, the Company completed the previously announced Worldpay Sale for cash consideration in a transaction valuing the Worldpay Merchant Solutions business at an enterprise value of $18.5 billion, including $1.0 billion of consideration contingent on the returns realized by Buyer exceeding certain thresholds. The net cash proceeds received by FIS at the closing were greater than $12 billion, net of estimated closing adjustments, debt restructuring fees, taxes and transaction costs. We used a portion of the proceeds from the sale to retire debt and repurchase shares, and we plan to continue to use the remaining proceeds to return additional capital to shareholders through our existing share repurchase authorization, as well as for general corporate purposes, including acquisitions, while maintaining an investment grade credit rating. In connection with the sale, FIS and Worldpay have entered into commercial agreements, preserving a key value proposition for clients of both businesses and minimizing potential dis-synergies. FIS and Worldpay also entered into additional agreements as described in Note 4 to the consolidated financial statements. Upon closing of the Worldpay Sale, we recorded a loss on sale of the disposal group of $466 million and retained a non-controlling 45% ownership interest in Worldpay. Post-closing selling price adjustments could result in further adjustments to the loss on sale amount. FIS' share of the net income of Worldpay is now reported as Equity method investment earnings (loss), net of tax.

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

U.S. bank failures could negatively impact our results to the extent more of our customers become illiquid; however, our current exposure to past bank closures is limited, and we may be a long-term beneficiary of these closures. As a leading provider of financial technology services to the top 100 U.S. banks by asset size as well as other global financial institutions, FIS boasts a highly diversified customer base, with no single customer accounting for more than approximately 2% of 2023 revenue from continuing operations. With respect to U.S. financial institution customers that closed during 2023, FIS expects to continue to provide services for the majority of these banks, and our revenue exposure from potential contract terminations related to these banks is not material. Further, FIS' core banking customer contracts are generally structured with fees that increase based on the number of active accounts or transactions rather than the amount of deposits. Thus, to the extent account volume increases, we are positioned to benefit from this growth as a leading core banking services provider to large financial institutions.

We continue to see demand in the payments market for innovative solutions that will deliver faster, more convenient payment options in mobile channels, internet applications, in-store cards, and digital currencies. The payment processing industry is adopting new technologies, developing new solutions, evolving new business models, and is being affected by new market entrants and by an evolving regulatory environment. As financial institutions respond to these changes by seeking solutions to help them enhance their own offerings to consumers, including the ability to accept card-not-present payments in eCommerce and mobile environments, as well as contactless cards and mobile wallets at the point of sale, FIS believes that payment processors will seek to develop additional capabilities in order to serve clients' evolving needs. To facilitate this expansion, we believe that payment processors will need to enhance their technology platforms so they can deliver these capabilities and differentiate their offerings from other providers.

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

Consolidated Results of Operations - Comparisons of three-month and six-month periods ended June 30, 2024 and 2023

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(In millions)				(In millions)
Revenue	$2,489	$2,424	$65	3%	$4,957	$4,821	$136	3%
Cost of revenue	(1,538)	(1,519)	(19)	1	(3,091)	(3,086)	(5)	—
Gross profit	951	905	46	5	1,866	1,735	131	8
Gross profit margin	38%	37%			38%	36%
Selling, general and administrative expenses	(609)	(553)	(56)	10	(1,182)	(1,073)	(109)	10
Asset impairments	(4)	(1)	(3)	NM	(18)	(1)	(17)	NM
Other operating (income) expense, net - related party	(40)	—	(40)	NM	(73)	—	(73)	NM
Operating income	$378	$351	27	8	$739	$661	78	12
Operating margin	15%	14%			15%	14%
NM = Not meaningful

Revenue

Revenue for the three and six months ended June 30, 2024, increased primarily due to strong recurring revenue growth in the Banking and Capital Markets segments. Revenue was not materially impacted by foreign currency movements versus the prior year period. See "Segment Results of Operations" below for a more detailed explanation.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue for the three and six months ended June 30, 2024, increased due to variable transaction processing and hosting expenses, partially offset by lower intangible asset amortization resulting primarily from using accelerated amortization methods which apply a declining rate over time. The lower intangible asset amortization and an increase in high-margin non-recurring revenue contributed to higher gross profit and gross profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended June 30, 2024, increased primarily due to higher acquisition, integration and other costs and increased corporate costs, which were slightly higher year over year due to dis-synergies associated with the Worldpay Sale, offset for the most part by other cost saving initiatives.

Asset Impairments

The three and six months ended June 30, 2024, included impairments primarily related to the termination of certain internally developed software projects.

Other operating (income) expense, net - related party

As described in Note 4 to the consolidated financial statements, under the terms of the TSA, the Company is providing technology infrastructure, risk and security, accounting and various other corporate services to Worldpay. The amount is recorded in Other operating (income) expense, net - related party, and the corresponding expense was recognized in Cost of revenue and Selling, general and administrative expense in the consolidated statement of earnings (loss).

Operating Income and Operating Margin

The change in operating income and operating margin for the three and six months ended June 30, 2024, resulted from the revenue and cost variances noted above.

Total Other Income (Expense), Net

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2024	2023	Change	Change	2024	2023	Change	Change
Other income (expense):	(In millions)				(In millions)
Interest expense, net	$(43)	$(160)	$117	NM	$(120)	$(302)	$182	NM
Other income (expense), net	(13)	(77)	64	NM	(167)	(113)	(54)	NM
Total other income (expense), net	$(56)	$(237)	181	NM	$(287)	$(415)	128	NM
NM = Not meaningful

The decrease in interest expense, net during the three and six months ended June 30, 2024, was primarily due to a reduction in our outstanding borrowings under our commercial paper programs and senior notes using a portion of the net proceeds from the Worldpay Sale and increased interest income generated on the proceeds of the Worldpay Sale.

Other income (expense), net for the periods presented consists of various income and expense items outside of the Company's operating activities, including foreign currency transaction remeasurement gains and losses; realized and unrealized gains and losses on equity security investments, including impairment losses on these investments; and fair value adjustments on certain non-operating assets and liabilities, including certain derivatives as further described in Note 10 to the consolidated financial statements. The six-month period ended June 30, 2024, included loss on extinguishment of debt of approximately $(174) million, as discussed in Note 9 to the consolidated financial statements. The three- and six-month periods ended June 30, 2023, included $32 million of impairment on an equity security investment which the Company agreed to sell for less than its carrying value subsequent to June 30, 2023.

Provision (Benefit) for Income Taxes

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(In millions)				(In millions)
Provision (benefit) for income taxes	$89	$29	$60	NM	$116	$65	$51	NM
Effective tax rate	28%	25%			26%	26%
NM = Not meaningful

The increase in the effective tax rate for the three months ended June 30, 2024, was predominately driven by book-tax differences in the treatment of stock compensation awards. As described in Note 2 to the consolidated financial statements, the Company reflects its investor-level tax impact relating to equity method investments as a component of Equity method investment earnings (loss), net of tax in the consolidated statement of earnings (loss). Therefore, equity method investment earnings (loss) and the related investor-level tax are excluded from the calculation of FIS' estimated annual effective tax rate.

Equity Method Investment Earnings (Loss)

					Five months	Six months
	Three months ended June 30,				ended	ended
			$	%	June 30,	June 30,	$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(In millions)				(In millions)
Equity method investment earnings (loss), net of tax	$10	$—	$10	NM	$(76)	$—	NM	NM

NM = Not meaningful

As discussed in Note 1 to the consolidated financial statements, the Company completed the Worldpay Sale on January 31, 2024, retaining a non-controlling ownership interest in Worldpay. We account for our remaining minority ownership in Worldpay using the equity method of accounting. As of June 30, 2024, we own 45% of Worldpay. During the period from February 1, through June 30, 2024, our share of the net income of Worldpay is reported as Equity method investment earnings (loss), net of tax, in the consolidated statement of earnings (loss) and reflects FIS' investor-level tax impact on its investment in Worldpay. See Note 4 to the consolidated financial statements for summary Worldpay financial information.

Discontinued Operations

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(In millions)				(In millions)
Revenue	$4	$1,322	NM	NM	$406	$2,435	NM	NM
Earnings (loss) from discontinued operations related to major classes of pretax earnings (loss)	$1	$(6,637)	NM	NM	$184	$(6,581)	NM	NM
Pretax gain (loss) on the disposal of discontinued operations	$—	$—	NM	NM	$(466)	$—	NM	NM
Provision (benefit) for income taxes	$—	$43	NM	NM	$(991)	$55	NM	NM
Earnings (loss) from discontinued operations, net of tax	$1	$(6,680)	NM	NM	$709	$(6,636)	NM	NM
NM = Not meaningful

As discussed in Note 1 to the consolidated financial statements, the Company completed the Worldpay Sale on January 31, 2024. The results of the Worldpay Merchant Solutions business prior to the completion of the Worldpay Sale have been presented as discontinued operations.

As discussed in Note 3 to the consolidated financial statements, certain businesses included in the Worldpay Sale have yet to be conveyed to Worldpay due to pending regulatory approvals; these businesses continue to generate an immaterial amount of revenue and earnings from discontinued operations. For the three- and six-month periods ended June 30, 2024, changes in each of the captions above are a result of the Worldpay Sale.

For the three and six months ended June 30, 2023, Earnings (loss) from discontinued operations related to major classes of pretax earnings (loss), as well as Earnings (loss) from discontinued operations, net of tax, included a $6.8 billion impairment of goodwill. Additionally, beginning on July 5, 2023, the Company ceased amortization of long-lived assets held for sale.

For the six-month period ended June 30, 2024, pretax gain (loss) on the disposal of discontinued operations of $466 million was recorded upon the closing of the Worldpay Sale and reflects the impact of the excess of the carrying value of the disposal group to the estimated fair value less cost to sell.

For the six-month period ended June 30, 2024, the Company recorded a tax benefit of $991 million, primarily from the write-off of U.S. deferred tax liabilities that were not transferred in the Worldpay Sale, net of the estimated U.S. tax cost that the Company expects to incur as a result of the Worldpay Sale.

Post-closing selling price adjustments and completion of other purchase agreement provisions in connection with the Worldpay Sale could result in further adjustments to the loss on sale amount and the estimated U.S. tax cost.

Segment Results of Operations - Comparisons of three- and six-month periods ended June 30, 2024 and 2023

FIS reports its financial performance based on the following segments: Banking Solutions, Capital Market Solutions, and Corporate and Other.

Adjusted EBITDA is reported to our chief operating decision maker, the Company's Chief Executive Officer and President, for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), equity method investment earnings (loss), and depreciation and amortization, and excludes certain costs that do not constitute normal, recurring, cash operating expenses necessary to operate our business. The items affecting the segment profit measure generally include purchase price amortization of acquired intangible assets, as well as acquisition, integration and certain other costs and asset impairments. These costs and adjustments are recorded in the Corporate and Other segment for the periods discussed below. Adjusted EBITDA for the respective segments excludes the foregoing costs and adjustments. Financial information, including details of Adjusted EBITDA, for each of our segments is set forth in Note 13 to the consolidated financial statements.

Banking Solutions

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(In millions)				(In millions)
Revenue	$1,710	$1,666	$44	3%	$3,394	$3,312	$82	2%
Adjusted EBITDA	$765	$723	42	6	$1,511	$1,394	$117	8
Adjusted EBITDA margin	44.8%	43.4%			44.5%	42.1%
Adjusted EBITDA margin basis points change	140				240

Three months ended June 30:

Revenue in our Banking segment increased 3% for the three months ended June 30, 2024. Recurring revenue contributed 2% to total segment growth, driven by higher transaction processing revenue. Non-recurring revenue contributed 2% to growth, as strong license sales and termination fee growth offset a decline in revenue from servicing federally funded pandemic relief programs. Professional services revenue contributed (1%) to segment growth.

Adjusted EBITDA increased year over year due to the revenue impacts noted above and the results of the Company's cost savings initiatives. Adjusted EBITDA margin expanded year over year, driven by the Company's cost savings initiatives and a favorable revenue mix compared to the prior year, including an increase in high-margin license revenue.

Six months ended June 30:

Revenue in our Banking segment increased 2% for the six months ended June 30, 2024. Recurring revenue contributed 2% to total segment growth, driven by higher transaction processing revenue. Non-recurring revenue contributed 1% to growth, as strong license sales and termination fee growth offset a decline in revenue from servicing federally funded pandemic relief programs. Professional services revenue contributed (1%) to segment growth.

Adjusted EBITDA increased year over year due to the revenue impacts noted above and the results of the Company's cost savings initiatives. Adjusted EBITDA margin expanded significantly year over year, driven by the Company's cost savings initiatives and favorable revenue mix compared to the prior year, including an increase in high-margin license revenue.

Capital Market Solutions

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(In millions)				(In millions)
Revenue	$722	$672	$50	7%	$1,428	$1,335	$93	7%
Adjusted EBITDA	$367	$337	30	9	$702	$657	45	7
Adjusted EBITDA margin	50.8%	50.2%			49.1%	49.2%
Adjusted EBITDA margin basis points change	60				(10)

Three months ended June 30:

Revenue in our Capital Markets segment increased 7% for the three months ended June 30, 2024. Recurring revenue contributed 5% to total segment growth due to strong new sales momentum and continued movement to a SaaS-based recurring revenue model. Non-recurring revenue contributed 2% to total segment growth due primarily to strong license sales growth.

Adjusted EBITDA increased year over year due to the revenue impacts noted above. Adjusted EBITDA margin expanded year over year, due primarily to the Company's operating leverage.

Six months ended June 30:

Revenue in our Capital Markets segment increased 7% for the six months ended June 30, 2024. Recurring revenue contributed 6% to total segment growth due to strong new sales momentum and continued movement to a SaaS-based recurring revenue model. Non-recurring revenue contributed 1% to total segment growth due primarily to strong license sales growth.

Adjusted EBITDA increased year over year due to the revenue impacts noted above. Adjusted EBITDA margin remained approximately flat year over year.

Corporate and Other

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(In millions)				(In millions)
Revenue	$57	$86	$(29)	(33)%	$135	$174	$(39)	(22)%
Adjusted EBITDA	$(134)	$(115)	(19)	17	$(239)	$(207)	(32)	15

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from certain non-strategic businesses.

Three months ended June 30:

Revenue in our Corporate and Other segment decreased 33% for the three months ended June 30, 2024, due to the ramp down of non-strategic businesses.

Adjusted EBITDA decreased primarily due to the revenue impacts noted above. Corporate costs were slightly higher year over year due to dis-synergies associated with the Worldpay Sale, which were mostly offset by other cost saving initiatives.

Six months ended June 30:

Revenue in our Corporate and Other segment decreased 22% for the six months ended June 30, 2024, due to the ramp down of non-strategic businesses.

Adjusted EBITDA decreased primarily due to the revenue impacts noted above. Corporate costs were slightly higher year over year due to dis-synergies associated with the Worldpay Sale, which were mostly offset by other cost saving initiatives.

Liquidity and Capital Resources

Cash Requirements

Our principal ongoing cash requirements include operating expenses, income taxes, debt service payments, capital expenditures, stockholder dividends, working capital and timing differences in settlement-related assets and liabilities and may include discretionary debt repayments, share repurchases and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Credit Facility, the U.S. commercial paper program and the Euro-commercial paper program discussed in Note 9 to the consolidated financial statements, in addition to the net proceeds from the Worldpay Sale, which closed on January 31, 2024.

As of June 30, 2024, the Company had $6.6 billion of available liquidity, including $2.1 billion of cash and cash equivalents and $4.5 billion of capacity available under its Revolving Credit Facility. Approximately $1.1 billion of cash and cash equivalents is held by our foreign entities. The majority of our cash and cash equivalents relates to unused proceeds from the Worldpay Sale, in addition to settlement payables and net deposits-in-transit, which are typically settled within a few business days. Debt outstanding totaled $11.2 billion, with an effective weighted average interest rate of 2.8%. The Company repaid an aggregate principal amount of €500 million in 1.100% Senior Euro Notes at maturity on July 15, 2024.

Although we continue to evaluate the optimal capital structure for our business following the completion of the Worldpay Sale, we intend to maintain investment grade debt ratings for FIS.

We believe that our current level of cash and cash equivalents plus cash flows from operations will be sufficient to fund our operating cash requirements, capital expenditures and debt service payments for the next 12 months and the foreseeable future.

A regular quarterly dividend of $0.36 per common share is payable on September 24, 2024, to shareholders of record as of the close of business on September 10, 2024. We currently expect to continue to pay quarterly dividends at a target payout ratio consistent with our capital allocation strategy, without regard to our equity method investment earnings (loss) attributable to our interest retained in Worldpay post-separation. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock. In August 2024, our Board of Directors approved a separate, incremental share repurchase program authorizing the repurchase of up to $3.0 billion in aggregate value of shares of our common stock. Repurchases under these programs will be made at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. Neither of these repurchase programs has an expiration date, and either program may be suspended for periods, amended or discontinued at any time. Approximately 20 million shares remained available for repurchase under the January 2021 program as of June 30, 2024, and the Company will exhaust its authorization under this program prior to repurchasing shares under the new program. We plan to continue to prioritize share repurchases under these share repurchase authorizations. We intend to repurchase approximately $4.0 billion of our shares during 2024, inclusive of $2.5 billion in shares repurchased during the first half of 2024.

Cash Flows from Operations

Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization and other non-cash items, including asset impairments, loss on extinguishment of debt, and loss from equity method investment. Cash flows from operations were $752 million and $767 million for the six month periods ended June 30, 2024 and 2023, respectively. Cash flows from operations decreased $15 million during the six months ended June 30, 2024, primarily due to timing of working capital, offset by an increase in earnings adjusted for non-cash items.

Cash Flows from Investing

Our principal investing activity relates to capital expenditures for software (purchased and internally developed) and property and equipment. We invested approximately $385 million and $371 million in capital expenditures (excluding other financing obligations for certain hardware and software) during the six-month periods ended June 30, 2024 and 2023, respectively. We expect to continue investing in software and in property and equipment to support our business.

We also invest in acquisitions that complement and extend our existing solutions and capabilities and provide additional solutions to our portfolio, and we dispose of assets that are no longer considered strategic. In the first half of 2024, we used approximately $56 million of cash (net of cash acquired) related to new acquisitions. In 2024, in connection with the Worldpay Sale, we received approximately $12.8 billion in cash proceeds and divested $3.1 billion in cash, cash equivalents and restricted cash included in current assets held for sale at the date of sale. We expect to continue to invest in acquisitions as part of our strategy to add solutions to help win new clients and cross-sell to existing clients.

During the three months ended June 30, 2024, we received distributions of $29 million from Worldpay recorded as investing cash flows. We expect to continue to receive regular cash distributions from Worldpay pursuant to the terms of the LLCA.

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

Contractual Obligations

There were no material changes in our contractual obligations through the three months ended June 30, 2024, in comparison to the table included in our Annual Report on Form 10-K for the year ended December 31, 2023, except as disclosed in Note 9 to the consolidated financial statements.

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

Our fixed rate senior notes (as included in Note 9 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of June 30, 2024. The carrying value, excluding the fair value basis adjustments due to interest rate swaps described below and unamortized discounts, of our senior notes was $11.4 billion as of June 30, 2024. The fair value of our senior notes was approximately $10.4 billion as of June 30, 2024. The potential reduction in fair value of the senior notes from a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, and Revolving Credit Facility (as included in Note 9 to the consolidated financial statements) (collectively, "variable-rate debt"). As of June 30, 2024, we had no variable-rate borrowings. At June 30, 2024, our weighted-average cost of debt was 2.8%, with a weighted-average maturity of 6.8 years, and 100% of our debt was fixed rate.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location's functional currency. We may manage the exposure to these risks through a combination of normal operating activities and the use of foreign currency forward contracts and non-derivative and derivative instruments.

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. We generated approximately $302 million and $308 million during the three months, and $599 million and $605 million during the six months, ended June 30, 2024 and 2023, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Brazilian Real, Australian Dollar, Swedish Krona and Indian Rupee. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three months ended June 30,		Six months ended June 30,
Currency	2024	2023	2024	2023
Pound Sterling	$11	$10	$21	$19
Euro	6	6	12	13
Real	3	4	6	7
Australian Dollar	2	2	4	4
Swedish Krona	2	2	3	4
Rupee	1	2	2	4
Total increase or decrease	$25	$26	$48	$51

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended June 30, 2024:

				Maximum number
				of shares that
			Total cost of shares	may yet be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased (1)	Average price	plans or programs (1)	programs (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
April 1-30, 2024	6.6	$71.90	$472.1	27.7
May 1-31 2024	4.6	$74.59	342.3	23.1
June 1-30, 2024	3.5	$76.14	267.5	19.6
	14.7		$1,081.9

(1)In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The share repurchase program has no expiration date and may be suspended for periods, amended or discontinued at any time. Under the share repurchase program, approximately 19.6 million shares remained available for repurchases as of June 30, 2024.

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
10.1
Form of Performance Stock Unit Award Agreement for the Chief Executive Officer and Chief Financial Officer (including total shareholder return modifier) under the Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made in fiscal 2024. (1)
*
10.2
Form of Performance Stock Unit Award Agreement for executive officers (other than the Chief Executive Officer and Chief Financial Officer) under the Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made in fiscal 2024. (1)
*
10.3	Form of Restricted Stock Unit Award Agreement for executive officers under the Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made in fiscal 2024. (1)					*
10.4
Form of Restricted Stock Unit Award Agreement for executive officers under the Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made in fiscal 2024 (including amendment to fiscal 2022 PSU Award Agreement). (1)
*
10.5
Form of Restricted Stock Unit Award Agreement for executive officers under the Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made in fiscal 2024 (including amendments to fiscal 2022 PSU Award Agreements). (1)
*
31.1
Certification of Stephanie Ferris, Chief Executive Officer of Fidelity National Information Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 6, 2024	By:	/s/ James Kehoe
James Kehoe
Chief Financial Officer

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 6, 2024	By:	/s/ Christopher Thompson
Christopher Thompson
Chief Accounting Officer (Principal Accounting Officer)