Form 10-Q
period 2024-09-30
Fidelity National Information Services, Inc.
filed 2024-11-04
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of October 31, 2024, 538,354,354 shares of the Registrant's Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2024

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,323	$440
Settlement assets	736	617
Trade receivables, net of allowance for credit losses of $43 and $31, respectively	1,841	1,738
Other receivables	147	109
Receivable from related party	88	—
Prepaid expenses and other current assets	621	641
Current assets held for sale	1,314	10,111
Total current assets	6,070	13,656
Property and equipment, net	620	695
Goodwill	17,050	16,971
Intangible assets, net	1,400	1,823
Software, net	2,229	2,115
Equity method investment	4,133	—
Other noncurrent assets	1,644	1,528
Deferred contract costs, net	1,184	1,076
Noncurrent assets held for sale	17	17,109
Total assets	$34,347	$54,973
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$1,861	$1,773
Settlement payables	750	635
Deferred revenue	839	829
Short-term borrowings	112	4,760
Current portion of long-term debt	317	1,348
Current liabilities held for sale	1,263	8,884
Total current liabilities	5,142	18,229
Long-term debt, excluding current portion	10,491	12,970
Deferred income taxes	717	2,179
Other noncurrent liabilities	1,426	1,446
Noncurrent liabilities held for sale	—	1,093
Total liabilities	17,776	35,917

Equity:
FIS stockholders' equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding as of September 30, 2024, and December 31, 2023	—	—
Common stock $0.01 par value, 750 shares authorized, 633 and 631 shares issued as of September 30, 2024, and December 31, 2023, respectively	6	6
Additional paid in capital	47,080	46,934
(Accumulated deficit) retained earnings	(22,343)	(22,906)
Accumulated other comprehensive earnings (loss)	(387)	(260)
Treasury stock, $0.01 par value, 90 and 48 common shares as of September 30, 2024, and December 31, 2023, respectively, at cost	(7,787)	(4,724)
Total FIS stockholders' equity	16,569	19,050
Noncontrolling interest	2	6
Total equity	16,571	19,056
Total liabilities and equity	$34,347	$54,973
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Loss)
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$2,570	$2,492	$7,528	$7,318
Cost of revenue	1,593	1,531	4,700	4,632
Gross profit	977	961	2,828	2,686
Selling, general, and administrative expenses	521	484	1,703	1,557
Asset impairments	2	7	20	8
Other operating (income) expense, net - related party	(36)	—	(110)	—
Operating income (loss)	490	470	1,215	1,121
Other income (expense):
Interest expense, net	(64)	(162)	(184)	(464)
Other income (expense), net	(38)	11	(222)	(74)
Total other income (expense), net	(102)	(151)	(406)	(538)
Earnings (loss) before income taxes and equity method investment earnings (loss)	388	319	809	583
Provision (benefit) for income taxes	108	70	215	140
Equity method investment earnings (loss), net of tax	(33)	—	(110)	—
Net earnings (loss) from continuing operations	247	249	484	443
Earnings (loss) from discontinued operations, net of tax	(22)	(708)	687	(7,342)
Net earnings (loss)	225	(459)	1,171	(6,899)
Net (earnings) loss attributable to noncontrolling interest from continuing operations	(1)	(1)	(2)	(2)
Net (earnings) loss attributable to noncontrolling interest from discontinued operations	—	(1)	—	(3)
Net earnings (loss) attributable to FIS common stockholders	$224	$(461)	$1,169	$(6,904)

Net earnings (loss) attributable to FIS:
Continuing operations	$246	$248	$482	$441
Discontinued operations	(22)	(709)	687	(7,345)
Total	$224	$(461)	$1,169	$(6,904)
Basic earnings (loss) per common share attributable to FIS:
Continuing operations	$0.45	$0.42	$0.86	$0.74
Discontinued operations	(0.04)	(1.20)	1.23	(12.41)
Total	$0.41	$(0.78)	$2.09	$(11.66)
Diluted earnings (loss) per common share attributable to FIS:
Continuing operations	$0.45	$0.42	$0.86	$0.74
Discontinued operations	(0.04)	(1.20)	1.22	(12.41)
Total	$0.41	$(0.78)	$2.08	$(11.66)
Weighted average common shares outstanding:
Basic	545	592	558	592
Diluted	548	592	561	592
Amounts in table may not sum or calculate due to rounding.
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Net earnings (loss)	$225	$(459)	$1,171	$(6,899)
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustments	130	(337)	(21)	102
Change in fair value of net investment hedges	(217)	208	15	(213)
Excluded components of fair value hedges	(47)	84	(76)	61
Reclassification of foreign currency translation adjustments to net earnings (loss) from discontinued operations	—	—	(148)	—
Share of equity method investment other comprehensive earnings (loss)	121	—	121	—
Other adjustments	2	2	(2)	3
Other comprehensive earnings (loss), before tax	(11)	(43)	(111)	(47)
Provision for income tax (expense) benefit related to items of other comprehensive earnings (loss)	37	(34)	(16)	(1)
Other comprehensive earnings (loss), net of tax	26	(77)	(127)	(48)
Comprehensive earnings (loss)	251	(536)	1,044	(6,947)
Net (earnings) loss attributable to noncontrolling interest	(1)	(2)	(2)	(5)
Comprehensive earnings (loss) attributable to FIS common stockholders	$250	$(538)	$1,042	$(6,952)
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and nine months ended September 30, 2024
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, June 30, 2024	633	(84)	$6	$47,024	$(22,369)	$(413)	$(7,276)	$4	$16,976
Exercise of stock options	—	—	—	1	—	—	—	—	1
Purchases of treasury stock	—	(6)	—	—	—	—	(500)	—	(500)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(11)	—	(11)
Stock-based compensation	—	—	—	55	—	—	—	—	55
Cash dividends declared ($0.36 per share per quarter) and other distributions	—	—	—	—	(198)	—	—	(3)	(201)
Net earnings (loss)	—	—	—	—	224	—	—	1	225
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	26	—	—	26
Balances, September 30, 2024	633	(90)	$6	$47,080	$(22,343)	$(387)	$(7,787)	$2	$16,571

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, December 31, 2023	631	(48)	$6	$46,934	$(22,906)	$(260)	$(4,724)	$6	$19,056
Issuance of restricted stock	2	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	2	—	—	—	—	2
Purchases of treasury stock	—	(42)	—	—	—	—	(3,001)	—	(3,001)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(62)	—	(62)
Stock-based compensation	—	—	—	144	—	—	—	—	144
Cash dividends declared ($0.36 per share per quarter) and other distributions	—	—	—	—	(606)	—	—	(4)	(610)
Sale of Worldpay noncontrolling interest	—	—	—	—	—	—	—	(2)	(2)
Net earnings (loss)	—	—	—	—	1,169	—	—	2	1,171
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(127)	—	—	(127)
Balances, September 30, 2024	633	(90)	$6	$47,080	$(22,343)	$(387)	$(7,787)	$2	$16,571

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and nine months ended September 30, 2023
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, June 30, 2023	631	(39)	$6	$46,846	$(22,076)	$(331)	$(4,207)	$7	$20,245
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	—	49	—	—	—	—	49
Cash dividends declared ($0.52 per share per quarter) and other distributions	—	—	—	—	(311)	—	—	(2)	(313)
Net earnings (loss)	—	—	—	—	(461)	—	—	2	(459)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(77)	—	—	(77)
Balances, September 30, 2023	631	(39)	$6	$46,895	$(22,848)	$(408)	$(4,208)	$7	$19,444

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2022	630	(39)	$6	$46,735	$(15,012)	$(360)	$(4,192)	$8	$27,185
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	40	—	—	—	—	40
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(16)	—	(16)
Stock-based compensation	—	—	—	113	—	—	—	—	113
Cash dividends declared ($0.52 per share per quarter) and other distributions	—	—	—	—	(932)	—	—	(6)	(938)
Other	—	—	—	7	—	—	—	—	7
Net earnings (loss)	—	—	—	—	(6,904)	—	—	5	(6,899)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(48)	—	—	(48)
Balances, September 30, 2023	631	(39)	$6	$46,895	$(22,848)	$(408)	$(4,208)	$7	$19,444

(1)Excludes redeemable noncontrolling interest that is not considered equity.

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - (Unaudited) (In millions)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities from continuing operations:
Net earnings (loss)	$1,171	$(6,899)
Less earnings (loss) from discontinued operations, net of tax	687	(7,342)
Net earnings (loss) from continuing operations	484	443
Adjustment to reconcile net earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,291	1,323
Amortization of debt issuance costs	16	22
Asset impairments	20	7
Loss on extinguishment of debt	174	—
Loss (gain) on sale of businesses, investments and other	77	31
Stock-based compensation	142	90
Loss from equity method investment	110	—
Deferred income taxes	(200)	(343)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	(23)	157
Receivable from related party	(88)	—
Settlement activity	(3)	5
Prepaid expenses and other assets	(129)	(87)
Deferred contract costs	(348)	(272)
Deferred revenue	(41)	(47)
Accounts payable, accrued liabilities and other liabilities	(89)	(28)
Net cash provided by operating activities from continuing operations	1,393	1,301
Cash flows from investing activities from continuing operations:
Additions to property and equipment	(79)	(88)
Additions to software	(550)	(496)
Settlement of net investment hedge cross-currency interest rate swaps	(8)	(20)
Net proceeds from sale of businesses and investments	12,801	45
Cash divested from sale of business	(3,137)	—
Acquisitions, net of cash acquired	(56)	—
Coupon payments on interest rate swaps	(98)	—
Other investing activities, net	(30)	(38)
Net cash provided by (used in) investing activities	8,843	(597)
Cash flows from financing activities from continuing operations:
Borrowings	15,776	64,437
Repayment of borrowings and other financing obligations	(24,183)	(65,822)
Debt issuance costs	(6)	(2)
Net proceeds from stock issued under stock-based compensation plans	2	41
Treasury stock activity	(3,032)	(16)
Dividends paid	(608)	(926)
Purchase of noncontrolling interest	—	(173)
Other financing activities, net	45	(8)
Net cash provided by (used in) financing activities from continuing operations	(12,006)	(2,469)
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	(5)	1,510
Net cash provided by (used in) investing activities	(39)	(260)
Net cash provided by (used in) financing activities	(65)	(188)
Net cash provided by (used in) discontinued operations	(109)	1,062
Effect of foreign currency exchange rate changes on cash from continuing operations	20	(17)
Effect of foreign currency exchange rate changes on cash from discontinued operations	(30)	(12)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,889)	(732)
Cash, cash equivalents and restricted cash, beginning of period	4,414	4,813
Cash, cash equivalents and restricted cash, end of period	$2,525	$4,081
Supplemental cash flow information:
Cash paid for interest	$366	$583
Cash paid for income taxes	$406	$330
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

On January 31, 2024, the Company completed the previously announced sale ("the Worldpay Sale") of a 55% equity interest in its Worldpay Merchant Solutions business to private equity funds managed by GTCR, LLC (such funds, the "Buyer"). FIS retains a non-controlling 45% ownership interest in a new standalone joint venture, Worldpay Holdco, LLC ("Worldpay"), following the closing of the Worldpay Sale. FIS' share of the net income (loss) of Worldpay is reported as equity method investment earnings (loss), net of tax. The net cash proceeds received by FIS, net of estimated closing adjustments and transaction costs, are presented as investing cash flows within continuing operations on the consolidated statement of cash flows. See Note 4 for information regarding the equity method investment earnings (loss), net of tax, for the period from February 1, 2024, through September 30, 2024.

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

Certain reclassifications have been made in the 2023 consolidated financial statements to conform to the classifications used in 2024. The consolidated statements of cash flows for the nine months ended September 30, 2024, is presented on a continuing operations basis, with summarized cash flows from discontinued operations for operating, investing and financing activities shown separately. The consolidated statement of cash flows for the nine months ended September 30, 2023, has been reclassified to conform to the 2024 presentation.

Amounts in tables in the financial statements and accompanying footnotes may not sum or calculate due to rounding.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revision of Prior-Period Consolidated Financial Statements

During the third quarter of 2024, we identified immaterial misstatements affecting the Company's previously issued consolidated financial statements as of and for the annual periods ended December 31, 2023 and 2022, and the quarterly periods ended March 31 and June 30, 2024. The misstatements related primarily to the timing of the recognition of expenses associated with inventory-related accruals, along with their related balance sheet impacts, and the presentation of certain value-added tax balances in the consolidated financial statements. We have revised our prior-period financial statements to correct these misstatements as well as other unrelated immaterial misstatements, including adjustments to Revenue and Other income (expense), net. The revisions ensure comparability across all periods reflected herein. A summary of the revisions to the previously reported financial statements is provided in Note 14.

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

The following table represents a reconciliation of the major components of Earnings (loss) from discontinued operations, net of tax, presented in the consolidated statements of earnings (loss), reflecting activity for the three and nine months ended September 30, 2024 (in millions). The Company's presentation of earnings (loss) from discontinued operations excludes general corporate overhead costs that were historically allocated to the Worldpay Merchant Solutions business. Additionally, beginning on July 5, 2023, the Company ceased amortization of long-lived assets held for sale in accordance with ASC 360.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Major components of earnings (loss) from discontinued operations before income taxes:
Revenue	$3	$1,201	$409	$3,636
Cost of revenue	(4)	(193)	(68)	(1,462)
Selling, general, and administrative expenses	—	(520)	(155)	(1,486)
Asset impairments	—	(4)	—	(6,843)
Interest income (expense), net	1	4	2	15
Other, net	—	(30)	(4)	17
Earnings (loss) from discontinued operations related to major components of pretax earnings (loss)	—	458	184	(6,123)
Loss on assets held for sale	—	(1,549)	—	(1,549)
Loss on sale of disposal group	(25)	—	(491)	—
Earnings (loss) from discontinued operations	(25)	(1,091)	(307)	(7,672)
Provision (benefit) for income taxes	(3)	(382)	(994)	(327)
Earnings (loss) from discontinued operations, net of tax attributable to FIS	$(22)	$(709)	$687	$(7,345)

During the three and nine months ended September 30, 2023, we recorded a $1.5 billion loss on assets held for sale related to the Worldpay Merchant Solutions reporting unit to reduce its carrying value to its estimated fair value less estimated costs to sell, primarily as a result of the exclusion of certain deferred tax liabilities that were not expected to be transferred in the transaction. This amount was subsequently updated until the closing of the Worldpay Sale.

Upon closing of the Worldpay Sale, a loss on sale of disposal group of $466 million was recorded to reduce the carrying value of the disposal group to an updated estimate of its fair value less cost to sell. During the three months ended September 30, 2024, an additional $25 million estimated loss on sale was recorded to reflect the impact of estimated post-closing adjustments, reflecting a cumulative estimated loss on sale of $491 million. Upon closing of the Worldpay Sale, the Company also recorded a tax benefit of $991 million, primarily from the release of U.S. deferred tax liabilities that were not transferred in the Worldpay Sale, net of the estimated U.S. tax cost that the Company expects to incur as a result of the Worldpay Sale. The estimated U.S. tax cost remains unchanged from the amount recorded as of March 31, 2024, based on available data and management determinations as of September 30, 2024. Final post-closing selling price adjustments, including any related to the expected transfer of our Worldpay Brazil and RealNet subsidiaries, and completion of other purchase agreement provisions in connection with the Worldpay Sale could result in further adjustments to the loss on sale amount and the estimated U.S. tax cost.

The following table represents the major classes of assets and liabilities of the disposal group classified as held for sale presented in the consolidated balance sheets as of September 30, 2024, and December 31, 2023 (in millions). Assets held for sale are reported at the lower of their carrying value or fair value less cost to sell and are not depreciated or amortized.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30, 2024	December 31, 2023
Major classes of assets included in discontinued operations:
Cash and cash equivalents	$51	$1,380
Settlement assets	1,260	6,727
Trade receivables, net of allowance for credit losses of $— and $52	3	1,843
Prepaid expenses and other current assets	—	161
Total current assets	1,314	10,111
Property and equipment, net	—	207
Goodwill	15	10,906
Intangible assets, net	—	5,971
Software, net	—	1,321
Other noncurrent assets	2	613
Total noncurrent assets	17	19,018
Less valuation allowance	—	(1,909)
Total assets of the disposal group classified as held for sale	$1,331	$27,220

Major classes of liabilities included in discontinued operations:
Accounts payable, accrued and other liabilities	$3	$998
Settlement payables (1)	1,260	7,821
Other current liabilities	—	65
Total current liabilities	1,263	8,884
Deferred income taxes	—	599
Other noncurrent liabilities	—	494
Total noncurrent liabilities	—	1,093
Total liabilities of the disposal group classified as held for sale	$1,263	$9,977

(1)As of September 30, 2024, Settlement payables includes $148 million due to Worldpay, which is a related party.

Settlement Assets

The principal components of the Company's settlement assets of the disposal group are as follows (in millions):

	September 30, 2024	December 31, 2023
Settlement assets
Settlement deposits	$—	$56
Merchant float	1,151	2,594
Settlement receivables	109	4,077
Total Settlement assets	$1,260	$6,727

Held-for-sale Disposal Group Measurement

The net assets held for sale as of September 30, 2024, consisting of the net assets of our Worldpay Brazil and RealNet subsidiaries, are recorded at carrying value less cost to sell.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4)    Equity Method Investment

As discussed in Note 1, the Company completed the Worldpay Sale on January 31, 2024, retaining a non-controlling ownership interest in Worldpay. We account for our remaining minority ownership in Worldpay using the equity method of accounting. As of September 30, 2024, we own 45% of Worldpay. This investment is reflected in Equity method investment on our September 30, 2024, consolidated balance sheet. During the eight-month period from February 1, 2024, through September 30, 2024, the Company's share of the net income of Worldpay and our investor-level tax impact is reported as Equity method investment earnings (loss), net of tax, in the consolidated statement of earnings (loss). During the nine months ended September 30, 2024, we received distributions of $40 million from Worldpay, which are recorded in Other investing activities, net on the consolidated statement of cash flows for the nine months ended September 30, 2024.

Summary Worldpay financial information is as follows (in millions):

	Three months	Eight months
	ended	ended
	September 30, 2024	September 30, 2024
Revenue	$1,248	$3,429
Gross profit	$718	$1,771
Earnings (loss) before income taxes	$(99)	$(326)
Net earnings (loss) attributable to Worldpay	$(160)	$(431)
FIS share of net earnings (loss) attributable to Worldpay, net of tax (1)	$(33)	$(110)

(1)For the three- and eight-month periods ended September 30, 2024, this amount is net of $39 million and $84 million, respectively, of investor-level tax benefit.

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

During the three- and eight-month periods ended September 30, 2024, pass-through costs of $— million and $247 million, respectively, were incurred under the ELA, and third-party pass-through costs of $34 million and $127 million, respectively, were incurred under the TSA, and were netted against the equal and offsetting reimbursement amounts due from Worldpay. Additionally, during the three- and eight-month periods ended September 30, 2024, net TSA services income of $36 million and $110 million, respectively, was recognized in Other operating (income) expense, net - related party, with approximately two-thirds of the corresponding expense recorded in Cost of revenue and the remainder recorded in Selling, general and

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

administrative expense in the consolidated statement of earnings (loss). Revenue earned during the three- and eight-month periods ended September 30, 2024, from various commercial services provided to Worldpay was $43 million and $98 million, respectively.

For the three- and eight-month periods ended September 30, 2024, we collected net cash of $148 million and $559 million, respectively, related to the ELA, TSA and commercial agreements with Worldpay. As of September 30, 2024, we recorded a receivable of $88 million in Receivable from related party on the consolidated balance sheet in connection with the TSA and commercial agreements. Under the TSA and commercial agreements, amounts are generally invoiced monthly in arrears and are payable by electronic transfer within 30 days of invoice. As of September 30, 2024, we recorded a settlement payable of $148 million in Current liabilities held for sale on the consolidated balance sheet for amounts to be settled from our RealNet subsidiary to Worldpay. The settlement payable by RealNet to Worldpay is generally paid to Worldpay's submerchants on behalf of Worldpay via ACH within five business days according to payment instructions provided by Worldpay. As of September 30, 2024, we also recorded other payables to Worldpay of $33 million in Accounts payable, accrued and other liabilities on the consolidated balance sheet. These amounts are generally payable within 30 days.

Prior to the Worldpay Sale, the Company issued standby letters of credit and made parental guarantees (collectively "Guarantees") in the ordinary course of its business to various counterparties on behalf of certain former subsidiaries included in the Worldpay Sale, including a guarantee of a liability that a Worldpay subsidiary owes to the former owners of Worldpay Group plc (the “CVR Liability”). FIS and Worldpay have agreed to maintain these Guarantees through January 31, 2026, affording Worldpay time to arrange for alternatives to the Guarantees. Worldpay’s aggregate amount of borrowing capacity under the standby letters of credit guaranteed by FIS is $273 million. As of September 30, 2024, there were no amounts outstanding under the standby letters of credit. As of September 30, 2024, Worldpay’s CVR liability was $378 million and is due on October 12, 2027. The maximum potential amount of future payments under the other remaining Guarantees cannot be estimated due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each agreement. As of September 30, 2024, there are no amounts drawn under any of the Guarantees. In the event a Worldpay subsidiary were to default on a performance obligation covered by the Guarantees, the Company could be required to make payment or be subject to claims; however, in any such case, Worldpay is required under the terms of the agreement governing the Worldpay Sale to fully reimburse and indemnify the Company. The Company considers the likelihood of incurring a loss under the Guarantees to be remote, and no amounts have been accrued with respect to these Guarantees.

(5)    Virtus Acquisition

On January 2, 2020, FIS acquired a majority interest in Virtus Partners ("Virtus"), previously a privately held company that provides high-value managed services and technology to the credit and loan market. The acquisition was accounted for as a business combination. FIS acquired a 70% voting and financial interest in Virtus with 30% interest retained by the founders of Virtus (the "Founders"). The agreement between FIS and the Founders provided FIS with a call option to purchase, and the Founders with a put option requiring FIS to purchase, all of the Founders' retained interest in Virtus at a redemption value determined pursuant to performance goals stated in the agreement, exercisable at any time after two years and three years, respectively, following the acquisition date. In January 2023, the Founders exercised their put option, and as a result, FIS paid the $173 million redemption value, recorded as a financing activity in the consolidated statement of cash flows for the nine months ended September 30, 2023, and subsequently owns 100% of Virtus.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended September 30, 2024 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,521	$452	$26	$1,999
All others	258	278	35	571
Total	$1,779	$730	$61	$2,570

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,325	$368	$40	$1,733
Software maintenance	88	145	1	234
Other recurring	66	23	10	99
Total recurring	1,479	536	51	2,066

Software license	54	92	1	147
Professional services	137	100	1	238
Other non-recurring fees	109	2	8	119
Total	$1,779	$730	$61	$2,570

For the three months ended September 30, 2023 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,501	$413	$45	$1,959
All others	231	264	38	533
Total	$1,732	$677	$83	$2,492

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,232	$349	$58	$1,639
Software maintenance	92	135	—	227
Other recurring	67	21	11	99
Total recurring	1,391	505	69	1,965

Software license	47	76	7	130
Professional services	126	96	2	224
Other non-recurring fees (1)	168	—	5	173
Total	$1,732	$677	$83	$2,492

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2024 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$4,424	$1,349	$90	$5,863
All others	750	809	106	1,665
Total	$5,174	$2,158	$196	$7,528

Type of Revenue:
Recurring revenue:
Transaction processing and services	$3,855	$1,104	$130	$5,089
Software maintenance	268	432	1	701
Other recurring	198	68	30	296
Total recurring	4,321	1,604	161	6,086

Software license	141	256	2	399
Professional services	405	295	3	703
Other non-recurring fees	307	3	30	340
Total	$5,174	$2,158	$196	$7,528
For the nine months ended September 30, 2023 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$4,364	$1,262	$140	$5,766
All others	685	749	118	1,552
Total	$5,049	$2,011	$258	$7,318

Type of Revenue:
Recurring revenue:
Transaction processing and services	$3,693	$1,035	$189	$4,917
Software maintenance	272	394	1	667
Other recurring	183	60	31	274
Total recurring	4,148	1,489	221	5,858

Software license	78	228	8	314
Professional services	436	293	7	736
Other non-recurring fees (1)	387	1	22	410
Total	$5,049	$2,011	$258	$7,318

(1)    December 31, 2023, was the final deadline for states to complete all benefit issuance under federally funded pandemic relief programs. Accordingly, revenue associated with services the Company provided related to these programs has been classified as Other non-recurring commencing in the fourth quarter of 2023, and related prior-period amounts have been reclassified from Transaction processing and services to Other non-recurring for

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

comparability. Revenue associated with services the Company provided related to these programs was $76 million and $124 million for the three and nine months ended September 30, 2023, respectively.

Contract Balances

The Company recognized revenue of $124 million and $114 million during the three months, and $651 million and $612 million during the nine months, ended September 30, 2024 and 2023, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2024, approximately $22.5 billion of revenue is estimated to be recognized in the future from the Company's remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals that are not yet contractually obligated. The Company expects to recognize approximately 32% of our remaining performance obligations over the next 12 months, approximately another 24% over the next 13 to 24 months, and the balance thereafter.

(7)    Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

The Company records restricted cash in captions other than Cash and cash equivalents in the consolidated balance sheets. The reconciliation between Cash and cash equivalents in the consolidated balance sheets and Cash, cash equivalents and restricted cash per the consolidated statements of cash flows is as follows (in millions):

	September 30, 2024	December 31, 2023
Cash and cash equivalents on the consolidated balance sheets	$1,323	$440
Merchant float from discontinued operations included in current assets held for sale	1,151	2,594
Cash from discontinued operations included in current assets held for sale	51	1,380
Total Cash, cash equivalents and restricted cash per the consolidated statements of cash flows	$2,525	$4,414

Settlement Assets

The principal components of the Company's settlement assets on the consolidated balance sheets are as follows (in millions):

	September 30, 2024	December 31, 2023
Settlement assets
Settlement deposits	$561	$463
Settlement receivables	175	154
Total Settlement assets	$736	$617

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Intangible Assets, Software and Property and Equipment

The following table provides details of Intangible assets, Software and Property and equipment as of September 30, 2024, and December 31, 2023 (in millions):

	September 30, 2024			December 31, 2023
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Intangible assets	$6,369	$4,969	$1,400	$6,468	$4,645	$1,823
Software	$4,335	$2,106	$2,229	$4,162	$2,047	$2,115
Property and equipment	$2,100	$1,480	$620	$2,074	$1,379	$695

As of September 30, 2024, Intangible assets, net of amortization, includes $1.3 billion of customer relationships and $72 million of trademarks and other intangible assets. Amortization expense with respect to Intangible assets was $161 million and $170 million for the three months, and $481 million and $512 million for the nine months, ended September 30, 2024 and 2023, respectively.

Depreciation expense for property and equipment was $45 million and $41 million for the three months, and $133 million and $124 million for the nine months, ended September 30, 2024 and 2023, respectively.

Amortization expense with respect to software was $144 million and $148 million for the three months, and $430 million and $452 million for the nine months, ended September 30, 2024 and 2023, respectively

The Company recorded software impairments totaling $2 million and $7 million for the three months, and $17 million and $8 million for the nine months, ended September 30, 2024 and 2023, respectively, primarily related to the termination of certain internally developed software projects.

Goodwill

Changes in goodwill during the nine months ended September 30, 2024, are summarized below (in millions).

		Capital	Corporate
	Banking	Market	And
	Solutions	Solutions	Other	Total
Balance, December 31, 2023	$12,588	$4,363	$20	$16,971
Goodwill attributable to acquisitions	5	36	—	41
Foreign currency adjustments	5	33	—	38
Balance, September 30, 2024	$12,598	$4,432	$20	$17,050

We assess goodwill for impairment on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. We evaluated whether events and circumstances as of September 30, 2024, indicated potential impairment of our reporting units.

For our Banking and Capital Markets reporting units, we performed a qualitative assessment by examining factors most likely to affect our reporting units' fair values. The factors examined involve use of management judgment and included, among others, (1) forecast revenue, growth rates, operating margins, and capital expenditures used to calculate estimated future cash flows, (2) future economic and market conditions and (3) FIS' market capitalization. Based on our interim impairment assessment as of September 30, 2024, we concluded that it remained more likely than not that the fair value continues to exceed the carrying amount for each of these reporting units; therefore, goodwill was not impaired. Given the substantial excess of fair value over carrying amounts, we believe the likelihood of obtaining materially different results based on a change of assumptions to be low.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Equity Security Investments

The Company holds various equity securities without readily determinable fair values. These securities primarily represent strategic investments made by the Company, as well as investments obtained through acquisitions. Such investments totaled $197 million and $195 million at September 30, 2024, and December 31, 2023, respectively, and are included within Other noncurrent assets on the consolidated balance sheets. The Company accounts for these investments at cost, less impairment, and adjusts the carrying values for observable price changes from orderly transactions for identical or similar investments of the same issuer. These adjustments are generally considered Level 2-type fair value measurements. The Company records realized and unrealized gains and losses on these investments, as well as impairment losses, as Other income (expense), net on the consolidated statements of earnings (loss) and recorded net gains (losses) of $0 million and $(10) million for the three months, and $(4) million and $(44) million for the nine months, ended September 30, 2024 and 2023, respectively, related to these investments.

Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities as of September 30, 2024, and December 31, 2023, consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Trade accounts payable	$220	$110
Accrued salaries and incentives	362	472
Accrued benefits and payroll taxes	96	106
Income taxes payables	237	3
Taxes other than income tax	145	123
Accrued interest payable	70	144
Operating lease liabilities	81	85
Related-party payables	33	—
Other accrued liabilities	617	730
Total Accounts payable, accrued and other liabilities	$1,861	$1,773

(8)    Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of September 30, 2024, and December 31, 2023, consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Contract costs on implementations in progress	$334	$291
Contract origination costs on completed implementations, net	605	542
Contract fulfillment costs on completed implementations, net	245	243
Total Deferred contract costs, net	$1,184	$1,076

Amortization of deferred contract costs on completed implementations was $81 million and $77 million during the three months, and $247 million and $236 million during the nine months, ended September 30, 2024 and 2023, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9)    Debt

Long-term debt as of September 30, 2024, and December 31, 2023, consisted of the following (in millions):

	September 30, 2024
		Weighted
		Average
	Interest	Interest		September 30,	December 31,
	Rates	Rate (1)	Maturities	2024	2023
Fixed Rate Notes
Senior USD Notes	1.2% - 5.6%	3.7%	2025 - 2052	$6,381	$8,659
Senior Euro Notes	0.6% - 3.0%	2.7%	2025 - 2039	4,465	4,968
Senior GBP Notes	2.3% - 3.4%	9.2%	2029 - 2031	228	1,178
Revolving Credit Facility (2)		—%	2029	—	127
Financing obligations for certain hardware and software			2024 - 2026	60	96
Other (3)				(326)	(710)
Total long-term debt, including current portion				10,808	14,318
Current portion of long-term debt				(317)	(1,348)
Long-term debt, excluding current portion				$10,491	$12,970

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
(2)Interest on the Revolving Credit Facility is generally payable at Secured Overnight Financing Rate ("SOFR") plus a spread of 0.100% plus an applicable margin of up to 1.625% and an unused commitment fee of up to 0.200%, each based upon the Company's corporate credit ratings. The weighted average interest rate on the Revolving Credit Facility excludes fees.
(3)Other includes the amount of fair value basis adjustments due to interest rate swaps (see further discussion below in Note 10), unamortized debt issuance costs and unamortized non-cash bond discounts.

Short-term borrowings as of September 30, 2024, and December 31, 2023, consisted of the following (in millions):

	September 30, 2024
	Weighted
	Average
	Interest		September 30,	December 31,
	Rate	Maturities	2024	2023
Euro-commercial paper notes ("ECP Notes")	3.6%	Up to 183 days	$112	$2,118
U.S. commercial paper notes ("USCP Notes")	—%	Up to 397 days	—	2,642
Total Short-term borrowings			$112	$4,760

The Company is a party to interest rate swaps that, prior to de-designation as fair value hedges during the quarter ended September 30, 2023, converted a portion of its fixed-rate debt to variable-rate debt. As a result of the de-designations, the final fair value basis adjustments recorded through the dates of de-designation as a decrease of the long-term debt are subsequently amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-term debt. The fair value basis adjustments reflected in Other in the long-term debt table above totaled $(236) million and $(594) million as of September 30, 2024, and December 31, 2023, respectively.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

subsidiaries, and not for the purpose of hedging interest rates, the benefit or cost of such hedges is reflected in interest expense in the consolidated statement of earnings (loss). As of September 30, 2024, the weighted average interest rate of the Company's outstanding debt was 3.6%, including the impact of fair value basis adjustments due to interest rate swaps and cross-currency interest rate swaps designated as fair value hedges, but excluding the impact of cross-currency interest rate swaps designated as net investment hedges. Including the impact of the net investment hedge cross-currency interest rate swaps on interest expense, the weighted average interest rate of the Company's outstanding debt was 2.7%.

See Note 10 for further discussion of the Company's interest rate swaps and cross-currency interest rate swaps and related hedge designations.

The following table summarizes the amount of our long-term debt, including financing obligations for certain hardware and software, as of September 30, 2024, based on maturity date.

Total
2024	$17
2025	1,009
2026	1,268
2027	1,627
2028	1,677
Thereafter	5,536
Total principal payments	11,134
Other debt per the long-term debt table	(326)
Total long-term debt, including current portion	$10,808

There are no mandatory principal payments on the Revolving Credit Facility, and any balance outstanding on the Revolving Credit Facility will be due and payable at the Revolving Credit Facility's maturity date, which occurs on September 27, 2029.

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

Commercial Paper

During the quarter ended March 31, 2024, the Company repaid its ECP Notes and USCP Notes using a portion of the net proceeds from the Worldpay Sale before resuming borrowings during the third quarter of 2024.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revolving Credit Facility

On September 27, 2024, FIS entered into an amendment and restatement agreement to the Restated Credit Agreement to amend certain covenant provisions, revise lender commitments for certain counterparties, and extend the scheduled maturity date to September 27, 2029. As of September 30, 2024, the borrowing capacity under the Revolving Credit Facility was approximately $4.4 billion (net of $112 million of capacity backstopping our commercial paper notes).

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $642 million and $1,086 million lower than the carrying value, excluding the fair value basis adjustments due to interest rate swaps and unamortized discounts, as of September 30, 2024, and December 31, 2023, respectively.

(10)    Financial Instruments

Fair Value Hedges

The Company held fixed-to-variable interest rate swaps with aggregate notional amounts of $1,854 million, £925 million and €0 million at September 30, 2024, and $1,854 million, £925 million, and €500 million at December 31, 2023. Prior to the quarter ended September 30, 2023, these swaps were designated as fair value hedges for accounting purposes, converting the interest rate exposure on certain of the Company's Senior USD Notes, Senior GBP Notes and Senior Euro Notes, as applicable, from fixed to variable. While designated as fair value hedges, changes in fair value of these interest rate swaps were recorded as an adjustment to long-term debt. During the quarter ended September 30, 2023, the Company de-designated these swaps as fair value hedges. As a result of the de-designations, the final fair value basis adjustments recorded through the dates of de-designation as a decrease of the long-term debt are subsequently amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-term debt. We amortized $8 million and $42 million of these balances as Interest expense during the three and nine months ended September 30, 2024, respectively, and amortized $20 million as Interest expense during the three and nine months ended September 30, 2023 (see Note 9). During the quarter ended March 31, 2024, $316 million of unamortized fair value basis adjustments recorded as a decrease of the long-term debt tendered was written-off and recorded as part of the loss on extinguishment of debt (see Note 9). The remaining unamortized fair value basis adjustments recorded as a decrease of the long-term debt totaled $236 million and $594 million at September 30, 2024, and December 31, 2023, respectively.

Concurrently with the de-designations described above, the Company entered into new offsetting variable-to-fixed interest rate swaps with aggregate notional amounts of $1,854 million, £925 million and €500 million. At September 30, 2024, the aggregate notional amounts remaining are $1,854 million, £925 million and €0 million. The Company accounts for the de-designated fixed-to-variable and offsetting variable-to-fixed interest rate swaps as economic hedges; as such, effective as of the de-designation dates, changes in interest rates associated with the variable leg of the interest rate swaps do not affect the interest expense recognized, eliminating variable-rate risk on the fixed-to-variable interest rate swaps. The terms of the new interest rate swaps when matched against the terms of the existing fixed-to-variable interest rate swaps result in a net fixed coupon spread payable by the Company. The impact of the go-forward changes in fair values of the new and existing interest rate swaps, including the impact of the coupons, is recorded as Other income (expense), net pursuant to accounting for economic hedges and totaled $(35) million for the three months and $(36) million for the nine months ended September 30, 2024, and $(1) million for the three and nine months ended September 30, 2023. The coupon payments are recorded within Cash flows from investing activities from continuing operations on the consolidated statements of cash flows and totaled $98 million in cash outflows for the nine months ended September 30, 2024. The new and existing interest rate swap fair values totaled assets of $4 million and $12 million and liabilities of $(605) million and $(675) million as of September 30, 2024, and December 31, 2023, respectively.

During the quarter ended September 30, 2023, the Company entered into an aggregate notional amount of €3,375 million fixed-for-fixed cross-currency interest rate swaps to hedge its exposure to foreign currency risk associated with its Senior Euro Notes. During the quarter ended June 30, 2023, the Company entered into an aggregate notional amount of £925 million fixed-for-fixed cross-currency interest rate swaps to hedge its exposure to foreign currency risk associated with its Senior GBP Notes. These swaps are designated as fair value hedges for accounting purposes. During March 2024, the Company partially terminated certain fixed-for-fixed cross-currency interest rate swaps that were hedging foreign currency risk associated with its Senior GBP Notes that were partially tendered (see Note 9). After such partial termination, there remained an aggregate notional amount of approximately £170 million in fixed-for-fixed cross-currency interest rate swaps that hedge the Company's

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

exposure to foreign currency risk associated with its Senior GBP Notes. The fair value of these swaps was a net asset of $88 million and $134 million recorded at September 30, 2024, and December 31, 2023, respectively. Changes in the swap fair values attributable to changes in spot foreign currency exchange rates are recorded in Other income (expense), net and totaled $163 million for the three months and $50 million for the nine months ended September 30, 2024, and $(165) million and $(144) million, for the three and nine months ended September 30, 2023, respectively. This amount offset the impact of changes in spot foreign currency exchange rates on the Senior GBP Notes and Senior Euro Notes also recorded to Other income (expense), net during the hedge period. Changes in swap fair values attributable to excluded components, such as changes in fair value due to forward foreign currency exchange rates and cross-currency basis spreads, are recorded in Accumulated other comprehensive earnings (loss) ("AOCI"). The Company recorded $(47) million for the three months and $(76) million for the nine months ended September 30, 2024, and $84 million for the three months and $61 million for the nine months ended September 30, 2023, through Other comprehensive earnings (loss) for the changes in swap fair values attributable to excluded components. The amounts recorded in AOCI generally affect net earnings (loss) through Interest expense using the amortization approach. For the three and nine months ended September 30, 2024, $11 million and $34 million, respectively, and $11 million for the three and nine months ended September 30, 2023, was recognized as Interest expense using the amortization approach. As a result of the partial terminations during March 2024, the Company received $33 million in net proceeds recorded within Other financing activities, net on the consolidated statement of cash flows and recorded a $19 million reduction to the loss on extinguishment of debt due to reclassifying the amount of AOCI related to the partially terminated hedges into earnings (see Note 9).

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Foreign currency-denominated debt designations	$(24)	$42	$8	$(80)
Cross-currency interest rate swap designations	(136)	112	(36)	(77)
Total	$(160)	$154	$(28)	$(157)

Foreign Currency-Denominated Debt Designations

The Company has designated certain foreign currency-denominated debt as net investment hedges of its investment in Euro-denominated operations. An aggregate of €625 million and €1,115 million of Senior Euro Notes with maturities ranging from 2024 to 2025 was designated as a net investment hedge of the Company's investment in Euro-denominated operations as of September 30, 2024, and December 31, 2023, respectively. An aggregate of €100 million and €419 million of ECP Notes was also designated as a net investment hedge of the Company's investment in Euro-denominated operations as of September 30, 2024, and December 31, 2023, respectively.

The Company held €0 million and €1,500 million aggregate notional amount of foreign currency forward contracts as of September 30, 2024, and December 31, 2023, respectively, to economically hedge its exposure to foreign currency risk associated with Senior Euro Notes and ECP Notes that were previously de-designated as net investment hedges. The foreign currency forward contract fair values totaled a net liability of $0 million and a net asset of $41 million at September 30, 2024, and December 31, 2023, respectively. Upon maturity of the forward contracts, the Company records the net proceeds paid or

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

received within Other financing activities, net on the consolidated statement of cash flows. During the nine months ended September 30, 2024, the Company received $19 million in net proceeds. The change in fair value of the foreign currency forward contracts is recorded as Other income (expense), net pursuant to accounting for economic hedges and offsets the impact of the change in spot foreign currency exchange rates on the de-designated Senior Euro Notes and ECP Notes, which is also recorded as Other income (expense), net.

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

As of September 30, 2024, and December 31, 2023, aggregate notional amounts of €5,045 million and €6,143 million, respectively, were designated as net investment hedges of the Company's investment in Euro-denominated operations and aggregate notional amounts of £0 and £2,180 million, respectively, were designated as net investment hedges of the Company's Pound Sterling-denominated operations.

The cross-currency interest rate swap fair values totaled assets of $3 million and $38 million and liabilities of $(178) million and $(240) million at September 30, 2024, and December 31, 2023, respectively.

During the nine months ended September 30, 2024 and 2023, the Company paid net proceeds of approximately $(8) million and $(20) million, respectively, for the fair values of the cross-currency interest rate swaps as of the settlement dates. The proceeds were recorded within investing activities on the consolidated statements of cash flows.

(11)    Commitments and Contingencies

Securities and Shareholder Matters

On March 6, 2023, a putative class action was filed in the United States District Court for the Middle District of Florida by a shareholder of the Company. The action was consolidated with another action and the consolidated case is now captioned In re Fidelity National Information Services, Inc. Securities Litigation. A lead plaintiff has been appointed, and a consolidated amended complaint was filed on August 2, 2023. The consolidated amended complaint names the Company and certain of its current and former officers as defendants and seeks damages for alleged violations of federal securities laws in connection with our disclosures relating to our former Merchant Solutions segment, including with respect to its valuation, integration, and synergies. On September 30, 2024, the court denied the defendants’ motion to dismiss, and the case therefore will move into the discovery phase. We intend to vigorously defend this case, but no assurance can be given as to the ultimate outcome.

On April 27, 2023, a shareholder derivative action captioned Portia McCollum, derivatively on behalf of Fidelity National Information Services, Inc. v. Gary Norcross et al., was filed in the same court by a stockholder of the Company. Subsequently, that stockholder dismissed the suit without prejudice and sent a demand pursuant to Georgia Code § 14-2-742 (the “McCollum Demand”).

Another stockholder, City of Hialeah Employees’ Retirement System, sent a similar demand (the “Hialeah Demand”), and two other stockholders, City of Southfield Fire and Police Retirement System and Young Family Living Trust, also subsequently sent similar demands (the “Southfield Demand” and the “Young Demand”). The demands claim that FIS officers and directors violated federal securities laws and breached fiduciary duties, including with respect to the valuation, integration, and synergies of our former Merchant Solutions segment, and they demand that the Board investigate and commence legal proceedings against officers and directors in connection with the purported wrongdoing. On August 25, 2023, the Board established a Demand Review Committee to consider the McCollum and Hialeah Demands and any related demands that are received (such as the Southfield Demand and the Young Demand), and make recommendations to the Board with respect to the demands. The Demand Review Committee has hired independent counsel. The Board has made no final decision with respect to the demands and has not rejected the demands.

On October 18, 2023, a shareholder derivative action captioned City of Hialeah Employees’ Retirement System v. Stephanie L. Ferris et al. (the “Hialeah Action”) was filed in the same court by one of the stockholders that previously had sent a demand.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The complaint in the Hialeah Action, which names certain of the Company’s current and former officers and directors as defendants (the “Individual Defendants”), seeks to assert claims on behalf of the Company for violations of federal securities laws, breach of fiduciary duty, unjust enrichment, and contribution and indemnification, including with respect to the valuation, integration, and synergies of our former Merchant Solutions segment. On March 29, 2024, the Company and the Individual Defendants filed a motion to stay or dismiss the action without prejudice pending the completion of the Board’s consideration of the demands, and the Individual Defendants concurrently filed a separate motion to dismiss.

On October 22, 2024, a new shareholder derivative action was filed in the same court by the stockholder who previously sent the McCollum Demand, captioned Portia McCollum, derivatively on behalf of Fidelity National Information Services, Inc. v. Gary Norcross et al. (the “McCollum Action”). The complaint in the McCollum Action, which names certain of the Company’s current and former officers and directors as defendants, seeks to assert claims on behalf of the Company for violations of federal securities laws, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, waste, and unjust enrichment, including with respect to the valuation, integration, and synergies of our former Merchant Solutions segment.

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

(12)    Net Earnings (Loss) per Share

The basic weighted average shares and common stock equivalents for the three and nine months ended September 30, 2024 and 2023, were computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes net earnings and net earnings per share attributable to FIS common stockholders for the three and nine months ended September 30, 2024 and 2023 (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net earnings (loss) from continuing operations attributable to FIS common stockholders	$246	$248	$482	$441
Net earnings (loss) from discontinued operations attributable to FIS common stockholders	(22)	(709)	687	(7,345)
Net earnings (loss) attributable to FIS common stockholders	$224	$(461)	$1,169	$(6,904)
Weighted average shares outstanding-basic	545	592	558	592
Plus: Common stock equivalent shares	3	—	3	—
Weighted average shares outstanding-diluted	548	592	561	592
Net earnings (loss) per share-basic from continuing operations attributable to FIS common stockholders	$0.45	$0.42	$0.86	$0.74
Net earnings (loss) per share-basic from discontinued operations attributable to FIS common stockholders	(0.04)	(1.20)	1.23	(12.41)
Net earnings (loss) per share-basic attributable to FIS common stockholders	$0.41	$(0.78)	$2.09	$(11.66)
Net earnings (loss) per share-diluted from continuing operations attributable to FIS common stockholders	$0.45	$0.42	$0.86	$0.74
Net earnings (loss) per share-diluted from discontinued operations attributable to FIS common stockholders	(0.04)	(1.20)	1.22	(12.41)
Net earnings (loss) per share-diluted attributable to FIS common stockholders	$0.41	$(0.78)	$2.08	$(11.66)

The diluted net loss per share for the three and nine months ended September 30, 2023, did not include the effect of common stock equivalent shares of 2 million and 2 million, respectively, because the effect would have been anti-dilutive. Options to purchase approximately 7 million and 8 million shares of our common stock during the three months, and 7 million and 8 million during the nine months, ended September 30, 2024 and 2023, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock. In August 2024, our Board of Directors approved a separate, incremental share repurchase program authorizing the repurchase of up to $3.0 billion in aggregate value of shares of our common stock. Repurchases under these programs will be made at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. Neither of these repurchase programs has an expiration date, and either program may be suspended for periods, amended or discontinued at any time. Approximately 13 million shares remained available for repurchase under the January 2021 program as of September 30, 2024, and the Company will exhaust its authorization under this program prior to repurchasing shares under the new program.

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

In the Corporate and Other segment, the Company recorded acquisition, integration and other costs comprised of the following (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Acquisition and integration	$22	$12	$70	$21
Enterprise transformation, including Future Forward and platform modernization	76	79	205	223
Severance and other termination expenses	7	6	34	48
Separation of the Worldpay Merchant Solutions business	9	5	119	7
Incremental stock compensation directly attributable to specific programs	20	9	46	13
Other, including divestiture-related expenses and enterprise cost control and other initiatives	3	2	7	14
Total acquisition, integration and other costs	$137	$113	$481	$326
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

For the three months ended September 30, 2024 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$1,779	$730	$61	$2,570
Operating expenses	(1,134)	(459)	(487)	(2,080)
Depreciation and amortization (including purchase accounting amortization)	159	93	179	431
Acquisition, integration and other costs	—	—	137	137
Asset impairments	—	—	2	2
Adjusted EBITDA	$804	$364	$(108)	$1,060

Adjusted EBITDA				$1,060
Depreciation and amortization				(263)
Purchase accounting amortization				(168)
Acquisition, integration and other costs				(137)
Asset impairments				(2)
Interest expense, net				(64)
Other income (expense), net				(38)
(Provision) benefit for income taxes				(108)
Equity method investment earnings (loss), net of tax				(33)
Net earnings (loss) from discontinued operations, net of tax				(22)
Net earnings attributable to noncontrolling interest				(1)
Net earnings (loss) attributable to FIS common stockholders				$224
Capital expenditures	$152	$80	$11	$243

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended September 30, 2023 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$1,732	$677	$83	$2,492
Operating expenses	(1,099)	(432)	(491)	(2,022)
Depreciation and amortization (including purchase accounting amortization)	148	87	200	435
Acquisition, integration and other costs	—	—	113	113
Asset impairments	—	—	7	7
Indirect Worldpay business support costs	—	—	40	40
Adjusted EBITDA	$781	$332	$(48)	$1,065

Adjusted EBITDA				$1,065
Depreciation and amortization				(262)
Purchase accounting amortization				(173)
Acquisition, integration and other costs				(113)
Asset impairments				(7)
Indirect Worldpay business support costs				(40)
Interest expense, net				(162)
Other income (expense), net				11
(Provision) benefit for income taxes				(70)
Net earnings (loss) from discontinued operations, net of tax				(708)
Net earnings attributable to noncontrolling interest				(2)
Net earnings attributable to FIS common stockholders				$(461)
Capital expenditures	$104	$63	$48	$215

For the nine months ended September 30, 2024 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$5,174	$2,158	$196	$7,528
Operating expenses	(3,353)	(1,384)	(1,576)	(6,313)
Depreciation and amortization (including purchase accounting amortization)	480	292	519	1,291
Acquisition, integration and other costs	—	—	481	481
Asset impairments	—	—	20	20
Indirect Worldpay business support costs	—	—	14	14
Adjusted EBITDA	$2,301	$1,066	$(346)	$3,021

Adjusted EBITDA				$3,021
Depreciation and amortization				(789)
Purchase accounting amortization				(502)
Acquisition, integration and other costs				(481)
Asset impairments				(20)
Indirect Worldpay business support costs				(14)
Interest expense,net				(184)
Other income (expense), net				(222)
(Provision) benefit for income taxes				(215)
Equity method investment earnings (loss), net of tax				(110)
Net earnings (loss) from discontinued operations, net of tax				687
Net earnings attributable to noncontrolling interest				(2)
Net earnings (loss) attributable to FIS common stockholders				$1,169
Capital expenditures	$379	$226	$24	$629

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2023 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$5,049	$2,011	$258	$7,318
Operating expenses	(3,339)	(1,291)	(1,567)	(6,197)
Depreciation and amortization (including purchase accounting amortization)	456	268	598	1,322
Acquisition, integration and other costs	—	—	326	326
Asset impairments	—	—	8	8
Indirect Worldpay business support costs	—	—	123	123
Adjusted EBITDA	$2,166	$988	$(254)	$2,900

Adjusted EBITDA				$2,900
Depreciation and amortization				(798)
Purchase accounting amortization				(524)
Acquisition, integration and other costs				(326)
Asset impairments				(8)
Indirect Worldpay business support costs				(123)
Interest expense, net				(464)
Other income (expense), net				(74)
(Provision) benefit for income taxes				(140)
Net earnings (loss) from discontinued operations, net of tax				(7,342)
Net earnings attributable to noncontrolling interest				(5)
Net earnings attributable to FIS common stockholders				$(6,904)
Capital expenditures	$290	$186	$108	$584

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14)    Revision of Prior-Period Consolidated Financial Statements

As discussed in Note 1, below is a summary of the revisions to our previously reported financial statements. Revisions to our previously reported disclosures have also been reflected within the condensed consolidated financial statements being filed with this Quarterly Report on Form 10-Q. The misstatements created immaterial reclassifications within our cash flows from operating activities of continuing operations on the consolidated statements of cash flows; however, there was no net impact to cash flows from operating activities, investing activities or financing activities of continuing operations on our consolidated statement of cash flows. Accordingly, a revision table for the consolidated statement of cash flows is not included below.

The following tables set forth our revisions to the consolidated statement of earnings (loss) for each of the first two quarters in 2024, each of the quarters in 2023, the six months ended June 30, 2023, the nine months ended September 30, 2023, and the years ended December 31, 2023 and 2022 (in millions). In our Quarterly Reports on Form 10-Q for the first and second quarters of 2025, we intend to present the revised 2024 amounts as the prior-period comparative amounts.

	Three months ended March 31, 2024			Three months ended June 30, 2024			Six months ended June 30, 2024
	As reported	Adjustment	As revised	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Revenue	$2,467	$—	$2,468	$2,489	$1	$2,490	$4,957	$1	$4,958
Cost of revenue	1,552	7	1,559	1,538	8	1,546	3,091	15	3,106
Operating income	361	(7)	354	378	(7)	371	739	(14)	725
Other income (expense), net	(154)	(17)	(172)	(13)	—	(12)	(167)	(17)	(184)
Earnings (loss) before income taxes and equity method investment earnings (loss)	130	(24)	106	322	(7)	315	452	(31)	421
Provision (benefit) for income tax	26	(6)	20	89	(2)	88	116	(8)	107
Net earnings (loss) from continuing operations	18	(18)	—	243	(5)	238	260	(23)	237
Net earnings (loss) attributable to FIS	724	(18)	706	243	(5)	238	968	(23)	945
Net earnings (loss) attributable to FIS from continuing operations	17	(18)	(1)	242	(5)	237	259	(23)	236

Basic earnings (loss) per common share attributable to FIS from continuing operations	0.03	(0.03)	—	0.44	(0.01)	0.43	0.46	(0.04)	0.42
Basic earnings (loss) per common share attributable to FIS	1.26	(0.03)	1.23	0.44	(0.01)	0.43	1.71	(0.04)	1.67
Diluted earnings (loss) per common share attributable to FIS from continuing operations	0.03	(0.03)	—	0.43	(0.01)	0.43	0.46	(0.04)	0.42
Diluted earnings (loss) per common share attributable to FIS	1.25	(0.03)	1.22	0.44	(0.01)	0.43	1.71	(0.04)	1.67

Net earnings (loss)	725	(18)	707	244	(5)	239	969	(23)	946
Comprehensive earnings (loss), net of tax	553	(18)	535	263	(5)	258	816	(23)	793
Comprehensive earnings (loss) attributable to FIS stockholders	552	(18)	534	262	(5)	257	815	(23)	792
Amounts in table may not sum or calculate due to rounding.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended March 31, 2023			Three months ended June 30, 2023			Three months ended September 30, 2023			Three months ended December 31, 2023
	As reported	Adjustment	As revised	As reported	Adjustment	As revised	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Revenue	$2,397	$3	$2,400	$2,424	$3	$2,427	$2,489	$2	$2,492	$2,510	$2	$2,512
Cost of revenue	1,569	8	1,577	1,519	8	1,527	1,523	7	1,531	1,535	7	1,542
Operating income	311	(5)	306	351	(5)	346	475	(5)	470	331	(5)	326
Other income (expense), net	(36)	20	(16)	(77)	8	(70)	22	(11)	11	(91)	1	(90)
Earnings (loss) before income taxes and equity method investment earnings (loss)	133	15	147	114	3	116	335	(16)	319	82	(4)	79
Provision (benefit) for income tax	37	4	40	29	1	30	74	(4)	70	17	(2)	15
Net earnings (loss) from continuing operations	96	11	108	85	2	87	261	(12)	249	65	(2)	62
Net earnings (loss) attributable to FIS	140	11	151	(6,596)	2	(6,594)	(449)	(12)	(461)	251	(2)	249
Net earnings (loss) attributable to FIS from continuing operations	96	11	107	84	2	86	260	(12)	248	64	(2)	61

Basic earnings (loss) per common share attributable to FIS from continuing operations	0.16	0.02	0.18	0.14	—	0.15	0.44	(0.02)	0.42	0.11	—	0.10
Basic earnings (loss) per common share attributable to FIS	0.24	0.02	0.26	(11.14)	—	(11.14)	(0.76)	(0.02)	(0.78)	0.43	—	0.42
Diluted earnings (loss) per common share attributable to FIS from continuing operations	0.16	0.02	0.18	0.14	—	0.15	0.44	(0.02)	0.42	0.11	—	0.10
Diluted earnings (loss) per common share attributable to FIS	0.24	0.02	0.25	(11.14)	—	(11.14)	(0.76)	(0.02)	(0.78)	0.42	—	0.42

Net earnings (loss)	141	11	153	(6,594)	2	(6,592)	(447)	(12)	(459)	253	(2)	250
Comprehensive earnings (loss), net of tax	137	11	148	(6,561)	2	(6,559)	(524)	(12)	(536)	401	(2)	399
Comprehensive earnings (loss) attributable to FIS stockholders	136	11	147	(6,563)	2	(6,561)	(526)	(12)	(538)	399	(2)	397

	Six months ended June 30,2023			Nine months ended September 30, 2023			For the year ended December 31, 2023			For the year ended December 31, 2022
	As reported	Adjustment	As revised	As reported	Adjustment	As revised	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Revenue	$4,821	$6	$4,826	$7,311	$8	$7,318	$9,821	$10	$9,831	$9,719	$1	$9,720
Cost of revenue	3,086	16	3,102	4,610	23	4,632	6,145	30	6,175	6,216	43	6,259
Operating income	661	(10)	651	1,136	(15)	1,121	1,467	(20)	1,447	1,218	(42)	1,176
Other income (expense), net	(113)	28	(86)	(91)	17	(74)	(183)	18	(164)	4	(2)	2
Earnings (loss) before income taxes and equity method investment earnings (loss)	246	18	263	581	2	583	663	(2)	662	941	(44)	898
Provision (benefit) for income tax	65	5	69	139	1	140	157	(1)	157	325	(11)	314
Net earnings (loss) from continuing operations	181	13	194	442	1	443	506	(1)	505	616	(33)	584
Net earnings (loss) attributable to FIS	(6,456)	13	(6,443)	(6,905)	1	(6,904)	(6,654)	(1)	(6,655)	(16,720)	(33)	(16,752)
Net earnings (loss) attributable to FIS from continuing operations	180	13	193	440	1	441	503	(1)	502	608	(33)	576

Basic earnings (loss) per common share attributable to FIS from continuing operations	0.30	0.02	0.33	0.74	—	0.74	0.85	—	0.85	1.01	(0.05)	0.95
Basic earnings (loss) per common share attributable to FIS	(10.91)	0.02	(10.88)	(11.66)	—	(11.66)	(11.26)	—	(11.26)	(27.68)	(0.05)	(27.74)
Diluted earnings (loss) per common share attributable to FIS from continuing operations	0.30	0.02	0.33	0.74	—	0.74	0.85	—	0.85	1.01	(0.05)	0.95
Diluted earnings (loss) per common share attributable to FIS	(10.91)	0.02	(10.88)	(11.66)	—	(11.66)	(11.26)	—	(11.26)	(27.68)	(0.05)	(27.74)

Net earnings (loss)	(6,453)	13	(6,440)	(6,900)	1	(6,899)	(6,647)	(1)	(6,648)	(16,708)	(33)	(16,740)
Comprehensive earnings (loss), net of tax	(6,424)	13	(6,411)	(6,948)	1	(6,947)	(6,547)	(1)	(6,548)	(17,320)	(33)	(17,353)
Comprehensive earnings (loss) attributable to FIS stockholders	(6,427)	13	(6,414)	(6,953)	1	(6,952)	(6,554)	(1)	(6,555)	(17,332)	(33)	(17,365)
Amounts in tables may not sum or calculate due to rounding.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth our revisions to the consolidated balance sheet as of December 31, 2023 (in millions).

	December 31, 2023
	As reported	Adjustment	As revised
Trade receivables, net of allowance for credit losses of $31	$1,730	$8	$1,738
Other receivables	287	(178)	109
Prepaid expenses and other current assets	603	38	641
Total current assets	13,788	(132)	13,656
Total assets	55,105	(132)	54,973
Accounts payable, accrued and other liabilities	1,859	(86)	1,773
Deferred revenue	832	(3)	829
Total current liabilities	18,318	(89)	18,229
Total liabilities	36,006	(89)	35,917
(Accumulated deficit) retained earnings	(22,864)	(42)	(22,906)
Total FIS stockholders' equity	19,093	(43)	19,050
Total equity	19,099	(43)	19,056
Total liabilities, redeemable noncontrolling interest and equity	55,105	(132)	54,973
Amounts in table may not sum or calculate due to rounding.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth our revisions to the consolidated statements of equity (deficit) for years ended December 31, 2023 and 2022 (in millions).

	Accumulated deficit / Retained earnings			Total equity
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Balances at December 31, 2021	$2,889	$(8)	$2,881	$47,358	$(8)	$47,350
Issuance of restricted stock	—	—	—	5	—	5
Exercise of stock options	—	—	—	61	—	61
Purchases of treasury stock	—	—	—	(1,829)	—	(1,829)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	(109)	—	(109)
Stock-based compensation	—	—	—	215	—	215
Cash dividends declared ($1.88 per share) and other distributions	(1,140)	—	(1,140)	(1,150)	—	(1,150)
Net earnings (loss)	(16,720)	(33)	(16,753)	(16,713)	(33)	(16,746)
Other comprehensive earnings (loss), net of tax	—	—	—	(612)	—	(612)
Balances at December 31, 2022	(14,971)	(41)	(15,012)	27,226	(41)	27,185
Issuance of restricted stock	—	—	—	—	—	—
Exercise of stock options	—	—	—	40	—	40
Purchases of treasury stock	—	—	—	(510)	—	(510)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	(22)	—	(22)
Stock-based compensation	—	—	—	153	—	153
Cash dividends declared ($2.08 per share) and other distributions	(1,239)	—	(1,239)	(1,248)	—	(1,248)
Other	—	—	—	7	—	7
Net earnings (loss)	(6,654)	(1)	(6,655)	(6,647)	(1)	(6,648)
Other comprehensive earnings (loss), net of tax	—	—	—	100	—	100
Balances at December 31, 2023	(22,864)	(42)	(22,906)	19,099	(43)	19,056
Amounts in table may not sum or calculate due to rounding.

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

Revision of Prior-Period Consolidated Financial Statements

During the third quarter of 2024, we identified immaterial misstatements affecting the Company’s previously issued consolidated financial statements as of and for the annual periods ended December 31, 2023 and 2022, and the quarterly periods ended March 31 and June 30, 2024. The misstatements related primarily to the timing of the recognition of expenses associated with inventory-related accruals, along with their related balance sheet impacts, and the presentation of certain value-added tax balances in the consolidated financial statements. We have revised our prior-period financial statements to correct these misstatements as well as other unrelated immaterial misstatements, including adjustments to Revenue and Other income (expense), net. The revisions ensure comparability across all periods reflected herein. A summary of the revisions to the previously reported financial statements is provided in Note 14 to the consolidated financial statements.

Overview

About FIS

FIS is a financial technology company providing solutions to financial institutions, businesses and developers. We unlock financial technology to the world across the money lifecycle underpinning the world's financial systems. Our people are dedicated to advancing the way the world pays, banks and invests, by helping our clients to confidently run, grow and protect their businesses. Our expertise comes from decades of experience helping financial institutions and businesses of all sizes adapt to meet the needs of their customers by harnessing where reliability meets innovation in financial technology. Headquartered in Jacksonville, Florida, FIS is a member of the Fortune 500® and the Standard & Poor’s 500® Index. FIS is incorporated under the laws of the State of Georgia as Fidelity National Information Services, Inc., and our stock is traded under the trading symbol "FIS" on the New York Stock Exchange.

Growth and Strategic Objectives

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

Worldpay Sale Summary

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

Revenue Sources and Markets

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

Economic Trends

Lengthy sales cycles continue to persist during 2024, which we believe results from economic uncertainty. We also experienced, and continue to experience, relatively high rates of inflation in our primary markets, including increasing wage and benefits rates, which management believes is in part due to inflation and in part due to competitive job markets for the skilled employees who support our businesses, as well as increasing non-labor-related costs. The magnitude of future effects of economic uncertainty, including lengthy sales cycles, and inflation is difficult to predict, although these factors have had an adverse effect on our results of operations and, to the extent they persist, may continue to have a negative effect. However, as a provider of outsourced solutions, we benefit from multi-year recurring revenue streams, which help moderate the effects of broader year-to-year economic and market changes that otherwise might have a larger impact on our results of operations. Relatively high interest rates have had, and may continue to have, a negative impact on our interest expense. However, during the first nine months of 2024, we used a portion of the net proceeds from the Worldpay Sale to repay our borrowings under our commercial paper programs and reduce our long-term debt, which has decreased and will continue to decrease our interest expense from previous levels. Impacts of foreign currency fluctuations remained slightly favorable during the first nine months of 2024. Given the volatility of exchange rates and the mix of currencies involved in both revenues and expenses, the direction and magnitude of future effects of currency fluctuations are uncertain. The combined effect of the factors noted above has slowed our revenue growth rate. Over the longer term, we are targeting improvements in our revenue growth rate and margins to the extent of improving economic conditions and in response to planned management actions, including our cost savings initiatives.

Worldpay Sale

On January 31, 2024, the Company completed the Worldpay Sale for cash consideration in a transaction valuing the Worldpay Merchant Solutions business at an enterprise value of $18.5 billion, including $1.0 billion of consideration contingent on the returns realized by Buyer exceeding certain thresholds. The net cash proceeds received by FIS at the closing were greater than $12 billion, net of estimated closing adjustments, debt restructuring fees, taxes and transaction costs. We used a portion of the proceeds from the sale to retire debt and repurchase shares, and we plan to continue to use the remaining proceeds to return additional capital to shareholders through our existing share repurchase authorization, as well as for general corporate purposes, including acquisitions, while maintaining an investment grade credit rating. In connection with the sale, FIS and Worldpay have entered into commercial agreements, preserving a key value proposition for clients of both businesses and minimizing potential dis-synergies. FIS and Worldpay also entered into additional agreements as described in Note 4 to the consolidated financial statements. Upon closing of the Worldpay Sale, we retained a non-controlling 45% ownership interest in Worldpay. FIS' share of the net income of Worldpay is now reported as Equity method investment earnings (loss), net of tax.

As a result of the Worldpay Sale, we recorded an estimated loss on sale of $491 million during the nine months ended September 30, 2024. Upon closing of the Worldpay Sale, the Company also recorded a tax benefit of $991 million, primarily from the release of U.S. deferred tax liabilities that were not transferred in the Worldpay Sale, net of the estimated U.S. tax cost that the Company expects to incur as a result of the Worldpay Sale. Final post-closing selling price adjustments, including any related to the expected transfer of our Worldpay Brazil and RealNet subsidiaries, and completion of other purchase agreement provisions in connection with the Worldpay Sale could result in further adjustments to the loss on sale amount and the estimated U.S. tax cost.

Investments in Innovation

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

Digital One Platform

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

Banking Industry Consolidation

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

Demand in Payments Market

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

Cybersecurity Threats and Solutions

Cyberattacks on information technology systems and the vendors and technological supply chain on which they rely continue to grow in frequency, complexity and sophistication. This is a trend we expect to continue. The continued growth in the frequency, complexity and sophistication of cyberattacks presents both a threat and an opportunity for FIS. Using expertise we have gained from our ongoing focus and investment, we have developed and we offer fraud, security, risk management and compliance solutions to target this growth opportunity in the financial services industry. We also use certain of these solutions to manage our own risks.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Consolidated Results of Operations - Comparisons of three-month and nine-month periods ended September 30, 2024 and 2023

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(In millions)				(In millions)
Revenue	$2,570	$2,492	$78	3%	$7,528	$7,318	$210	3%
Cost of revenue	(1,593)	(1,531)	(62)	4	(4,700)	(4,632)	(68)	1
Gross profit	977	961	16	2	2,828	2,686	142	5
Gross profit margin	38%	39%			38%	37%
Selling, general and administrative expenses	(521)	(484)	(37)	8	(1,703)	(1,557)	(146)	9
Asset impairments	(2)	(7)	5	NM	(20)	(8)	(12)	NM
Other operating (income) expense, net - related party	(36)	—	(36)	NM	(110)	—	(110)	NM
Operating income	$490	$470	20	4	$1,215	$1,121	94	8
Operating margin	19%	19%			16%	15%
NM = Not meaningful

Revenue

Revenue for the three and nine months ended September 30, 2024, increased primarily due to strong recurring revenue growth in the Banking and Capital Markets segments. Revenue was not materially impacted by foreign currency movements versus the prior year period. See "Segment Results of Operations" below for a more detailed explanation.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue for the three and nine months ended September 30, 2024, increased due to variable transaction processing and hosting expenses, partially offset by lower intangible asset amortization resulting primarily from using accelerated amortization methods which apply a declining rate over time. Gross profit margin for the three months ended September 30, 2024, declined due to dis-synergies associated with the Worldpay Sale. Gross profit margin for the nine months ended September 30, 2024, increased due to high-margin non-recurring license revenue and lower intangible asset amortization, partially offset by dis-synergies associated with the Worldpay Sale.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine months ended September 30, 2024, increased primarily due to higher acquisition, integration and other costs and increased corporate costs, which were slightly higher year over year due to dis-synergies associated with the Worldpay Sale, offset for the most part by other cost saving initiatives.

Asset Impairments

The three and nine months ended September 30, 2024, included impairments primarily related to the termination of certain internally developed software projects.

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

Operating Income and Operating Margin

The change in operating income and operating margin for the three and nine months ended September 30, 2024, resulted from the revenue and cost variances noted above.

Total Other Income (Expense), Net

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2024	2023	Change	Change	2024	2023	Change	Change
Other income (expense):	(In millions)				(In millions)
Interest expense, net	$(64)	$(162)	$98	NM	$(184)	$(464)	$280	NM
Other income (expense), net	(38)	11	(49)	NM	(222)	(74)	(148)	NM
Total other income (expense), net	$(102)	$(151)	49	NM	$(406)	$(538)	132	NM
NM = Not meaningful

The decrease in interest expense, net during the three and nine months ended September 30, 2024, was primarily due to a reduction in our outstanding borrowings under our commercial paper programs and senior notes using a portion of the net proceeds from the Worldpay Sale and increased interest income generated on the proceeds of the Worldpay Sale.

Other income (expense), net for the periods presented consists of various income and expense items outside of the Company's operating activities, including foreign currency transaction remeasurement gains and losses; realized and unrealized gains and losses on equity security investments, including impairment losses on these investments; and fair value adjustments on certain non-operating assets and liabilities, including certain derivatives, as further described in Note 10 to the consolidated financial statements. The three-month period ended September 30, 2024, included primarily losses of $35 million on the Company’s offsetting interest rate swaps, as discussed in Note 10 to the consolidated financial statements. The three-month period ended September 30, 2023, included primarily foreign currency transaction remeasurement gains offset by $(10) million of losses on equity security investments without readily determinable fair values as discussed in Note 7 to the consolidated financial statements. The nine-month period ended September 30, 2024, included loss on extinguishment of debt of approximately $(174) million, as discussed in Note 9 to the consolidated financial statements. The nine-month period ended September 30, 2023, included $(44) million of net gains (losses) on equity security investments without readily determinable fair values, as discussed in Note 7 to the consolidated financial statements, in addition to foreign currency transaction remeasurement losses.

Provision (Benefit) for Income Taxes

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(In millions)				(In millions)
Provision (benefit) for income taxes	$108	$70	$38	NM	$215	$140	$75	NM
Effective tax rate	28%	22%			27%	24%
NM = Not meaningful

The increase in the effective tax rate for the three and nine months ended September 30, 2024, was predominately driven by increases to income tax on foreign operations. As described in Note 2 to the consolidated financial statements, the Company reflects its investor-level tax impact relating to equity method investments as a component of Equity method investment earnings (loss), net of tax in the consolidated statement of earnings (loss). Therefore, equity method investment earnings (loss) and the related investor-level tax are excluded from the calculation of FIS' estimated annual effective tax rate.

Equity Method Investment Earnings (Loss)

					Eight months	Nine months
	Three months ended September 30,				ended	ended
			$	%	September 30,	September 30,	$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(In millions)				(In millions)
Equity method investment earnings (loss), net of tax	$(33)	$—	$(33)	NM	$(110)	$—	NM	NM
NM = Not meaningful

As discussed in Note 1 to the consolidated financial statements, the Company completed the Worldpay Sale on January 31, 2024, retaining a non-controlling ownership interest in Worldpay. We account for our remaining minority ownership in Worldpay using the equity method of accounting. As of September 30, 2024, we own 45% of Worldpay. During the period from February 1, through September 30, 2024, our share of the net income of Worldpay is reported as Equity method investment earnings (loss), net of tax, in the consolidated statement of earnings (loss) and reflects FIS' investor-level tax impact on its investment in Worldpay. See Note 4 to the consolidated financial statements for summary Worldpay financial information.

Discontinued Operations

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(In millions)				(In millions)
Revenue	$3	$1,201	NM	NM	$409	$3,636	NM	NM
Earnings (loss) from discontinued operations related to major classes of pretax earnings (loss)	$—	$458	NM	NM	$184	$(6,123)	NM	NM
Pretax gain (loss) on the disposal of discontinued operations	$(25)	$—	NM	NM	$(491)	$—	NM	NM
Provision (benefit) for income taxes	$(3)	$(382)	NM	NM	$(994)	$(327)	NM	NM
Earnings (loss) from discontinued operations, net of tax	$(22)	$(709)	NM	NM	$687	$(7,345)	NM	NM
NM = Not meaningful

As discussed in Note 1 to the consolidated financial statements, the Company completed the Worldpay Sale on January 31, 2024. The results of the Worldpay Merchant Solutions business prior to the completion of the Worldpay Sale have been presented as discontinued operations.

As discussed in Note 3 to the consolidated financial statements, certain businesses included in the Worldpay Sale have yet to be conveyed to Worldpay due to pending regulatory approvals; these businesses continue to generate an immaterial amount of revenue and earnings from discontinued operations. For the three- and nine-month periods ended September 30, 2024, changes in each of the captions above are a result of the Worldpay Sale.

For the nine months ended September 30, 2023, Earnings (loss) from discontinued operations related to major classes of pretax earnings (loss), as well as Earnings (loss) from discontinued operations, net of tax, included a $6.8 billion impairment of goodwill. Additionally, beginning on July 5, 2023, the Company ceased amortization of long-lived assets held for sale.

An initial loss on sale of disposal group of $466 million was recorded upon closing of the Worldpay Sale to reflect the impact of the excess of the carrying value of the disposal group over the estimated fair value less cost to sell. During the three months ended September 30, 2024, an additional $25 million estimated loss on sale was recorded to reflect the impact of estimated post-closing adjustments, reflecting a cumulative estimated loss on sale of $491 million.

For the nine-month period ended September 30, 2024, the Company recorded a tax benefit of $991 million, primarily from the write-off of U.S. deferred tax liabilities that were not transferred in the Worldpay Sale, net of the estimated U.S. tax cost that the Company expects to incur as a result of the Worldpay Sale.

Post-closing selling price adjustments and completion of other purchase agreement provisions in connection with the Worldpay Sale could result in further adjustments to the loss on sale amount and the estimated U.S. tax cost.

Segment Results of Operations - Comparisons of three- and nine-month periods ended September 30, 2024 and 2023

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

Banking Solutions

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(In millions)				(In millions)
Revenue	$1,779	$1,732	$47	3%	$5,174	$5,049	$125	2%
Adjusted EBITDA	$804	$781	23	3	$2,301	$2,166	$135	6
Adjusted EBITDA margin	45.2%	45.1%			44.5%	42.9%
Adjusted EBITDA margin basis points change	10				160

Three months ended September 30:

Revenue in our Banking segment increased 3% for the three months ended September 30, 2024. Recurring revenue contributed 5% to total segment growth, driven by higher transaction processing revenue. Recurring revenue in the third quarter benefited from the timing and seasonal impact of volumes within our payments business. Non-recurring revenue contributed (3%) to growth, driven by a decline in revenue from servicing federally funded pandemic relief programs. Professional services revenue contributed 1% to segment growth.

Adjusted EBITDA increased year over year due to the revenue impacts noted above. Adjusted EBITDA margin expanded year over year, driven by the Company's cost savings initiatives and operating leverage generated by the business.

Nine months ended September 30:

Revenue in our Banking segment increased 2% for the nine months ended September 30, 2024. Recurring revenue contributed 3% to total segment growth, driven by higher transaction processing revenue. Non-recurring revenue contributed (1%) to growth, driven by a decline in revenue from servicing federally funded pandemic relief programs.

Adjusted EBITDA increased year over year due to the revenue impacts noted above and the results of the Company's cost savings initiatives. Adjusted EBITDA margin expanded significantly year over year, driven by the Company's cost savings initiatives and favorable revenue mix compared to the prior year, including an increase in high-margin license revenue.

Capital Market Solutions

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(In millions)				(In millions)
Revenue	$730	$677	$53	8%	$2,158	$2,011	$147	7%
Adjusted EBITDA	$364	$332	32	10	$1,066	$988	78	8
Adjusted EBITDA margin	49.9%	49.0%			49.4%	49.1%
Adjusted EBITDA margin basis points change	90				30

Three months ended September 30:

Revenue in our Capital Markets segment increased 8% for the three months ended September 30, 2024. Recurring revenue contributed 4% to total segment growth, non-recurring license revenue contributed 2% to growth and professional services revenue contributed 1% to growth, all due to strong new sales momentum and product implementations. Fluctuations in foreign currency exchange rates contributed 1% to Capital Markets segment growth.

Adjusted EBITDA increased year over year due to the revenue impacts noted above. Adjusted EBITDA margin expanded year over year, primarily due to operating leverage and an increase in high-margin license revenue.

Nine months ended September 30:

Revenue in our Capital Markets segment increased 7% for the nine months ended September 30, 2024. Recurring revenue contributed 6% to total segment growth due to strong new sales momentum and non-recurring revenue contributed 1% to total segment growth due primarily to strong license sales.

Adjusted EBITDA increased year over year due to the revenue impacts noted above. Adjusted EBITDA margin increased year over year due primarily to the segment's operating leverage and continued cost management.

Corporate and Other

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2024	2023	Change	Change	2024	2023	Change	Change
	(In millions)				(In millions)
Revenue	$61	$83	$(22)	(27)%	$196	$258	$(62)	(24)%
Adjusted EBITDA	$(108)	$(48)	(60)	125	$(346)	$(254)	(92)	36

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from certain non-strategic businesses.

Three months ended September 30:

Revenue in our Corporate and Other segment decreased 27% for the three months ended September 30, 2024, due to the ramp down of non-strategic businesses.

Adjusted EBITDA decreased primarily due to the revenue impacts noted above, as well as higher corporate costs due to dis-synergies associated with the Worldpay Sale.

Nine months ended September 30:

Revenue in our Corporate and Other segment decreased 24% for the nine months ended September 30, 2024, due to the ramp down of non-strategic businesses.

Adjusted EBITDA decreased primarily due to the revenue impacts noted above, as well as higher corporate costs due to dis-synergies associated with the Worldpay Sale.

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

As of September 30, 2024, the Company had $5.7 billion of available liquidity, including $1.3 billion of cash and cash equivalents and $4.4 billion of capacity available under its Revolving Credit Facility. Approximately $750 million of cash and cash equivalents is held by our foreign entities. A portion of our domestic cash and cash equivalents relates to net deposits-in-transit, which are typically settled within a few business days. Debt outstanding totaled $10.9 billion, with an effective weighted average interest rate of 2.7%. The Company repaid an aggregate principal amount of €500 million in 1.100% Senior Euro Notes at maturity on July 15, 2024.

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

A regular quarterly dividend of $0.36 per common share is payable on December 23, 2024, to shareholders of record as of the close of business on December 9, 2024. We currently expect to continue to pay quarterly dividends at a target payout ratio consistent with our capital allocation strategy, without regard to our equity method investment earnings (loss) attributable to our interest retained in Worldpay post-separation. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock. In August 2024, our Board of Directors approved a separate, incremental share repurchase program authorizing the repurchase of up to $3.0 billion in aggregate value of shares of our common stock. Repurchases under these programs will be made at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. Neither of these repurchase programs has an expiration date, and either program may be suspended for periods, amended or discontinued at any time. Approximately 13 million shares remained available for repurchase under the January 2021 program as of September 30, 2024, and the Company will exhaust its authorization under this program prior to repurchasing shares under the new program. We plan to continue to prioritize share repurchases under these share repurchase authorizations. We intend to repurchase approximately $4.0 billion of our shares during 2024, inclusive of $3.0 billion in shares repurchased during the first nine months of 2024.

Cash Flows from Operations

Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization and other non-cash items, including asset impairments, loss on extinguishment of debt, and loss from equity method investment. Cash flows from operations were $1,393 million and $1,301 million for the nine month periods ended September 30, 2024 and 2023, respectively. Cash flows from operations increased $92 million during the nine months ended September 30, 2024, primarily due to an increase in earnings adjusted for non-cash items, partially offset by timing of working capital.

Cash Flows from Investing

Our principal investing activity relates to capital expenditures for software (purchased and internally developed) and property and equipment. We invested approximately $629 million and $584 million in capital expenditures (excluding other financing obligations for certain hardware and software) during the nine-month periods ended September 30, 2024 and 2023, respectively. We expect to continue investing in software and in property and equipment to support our business.

We also invest in acquisitions that complement and extend our existing solutions and capabilities and provide additional solutions to our portfolio, and we dispose of assets that are no longer considered strategic. In the first nine months of 2024, we used approximately $56 million of cash (net of cash acquired) related to new acquisitions. In 2024, in connection with the Worldpay Sale, we received approximately $12.8 billion in cash proceeds and divested $3.1 billion in cash, cash equivalents and restricted cash included in current assets held for sale at the date of sale. We expect to continue to invest in acquisitions as part of our strategy to add solutions to help win new clients and cross-sell to existing clients.

During the nine months ended September 30, 2024, we received distributions of $40 million from Worldpay recorded as investing cash flows. We expect to continue to receive regular cash distributions from Worldpay pursuant to the terms of the LLCA.

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

Contractual Obligations

There were no material changes in our contractual obligations through the three months ended September 30, 2024, in comparison to the table included in our Annual Report on Form 10-K for the year ended December 31, 2023, except as disclosed in Note 9 to the consolidated financial statements.

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

Our fixed rate senior notes (as included in Note 9 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of September 30, 2024. The carrying value, excluding the fair value basis adjustments due to interest rate swaps described below and unamortized discounts, of our senior notes was $11.1 billion as of September 30, 2024. The fair value of our senior notes was approximately $10.4 billion as of September 30, 2024. The potential reduction in fair value of the senior notes from a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, and Revolving Credit Facility (as included in Note 9 to the consolidated financial statements) (collectively, "variable-rate debt"). At September 30, 2024, our weighted-average cost of debt was 2.7%, with a weighted-average maturity of 6.7 years, and 99% of our debt was fixed rate. A 100 basis-point increase in the weighted-average interest rate on our variable-rate debt as of September 30, 2024, would have increased our annual interest expense by $1 million. We performed the foregoing sensitivity analysis based solely on the outstanding balance of our variable-rate debt as of September 30, 2024. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on the outstanding balance of our variable-rate debt as of September 30, 2023, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $48 million.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. We generated approximately $323 million and $304 million during the three months, and $922 million and $908 million during the nine months, ended September 30, 2024 and 2023, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Brazilian Real, Australian Dollar, Swedish Krona and Indian Rupee. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three months ended September 30,		Nine months ended September 30,
Currency	2024	2023	2024	2023
Pound Sterling	$11	$10	$32	$29
Euro	7	6	19	18
Real	3	3	9	11
Australian Dollar	2	2	6	5
Swedish Krona	3	2	6	6
Rupee	1	1	4	5
Total increase or decrease	$27	$24	$76	$74

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended September 30, 2024:

				Maximum number
				of shares that
			Total cost of shares	may yet be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased (1)	Average price	plans or programs (1)	programs (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
July 1-31, 2024	2.9	$75.60	$219.7	16.7
August 1-31 2024	1.7	$77.59	135.0	15.0
September 1-30, 2024	1.7	$83.39	145.7	13.2
	6.4		$500.4

(1)In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. In August 2024, our Board of Directors approved a separate, incremental share repurchase program authorizing the repurchase of up to $3.0 billion in aggregate value of shares of our common stock. Repurchases under these programs will be made at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. Neither of these repurchase programs has an expiration date, and either program may be suspended for periods, amended or discontinued at any time. As of September 30, 2024, approximately 13.2 million shares remained available for repurchase under the January 2021 program, and the Company will exhaust its authorization under this program prior to repurchasing shares under the new program.

Item 5. Other Information

Director Appointment

On October 31, 2024, the Board increased its size from nine to ten directors and elected Ms. Kourtney Gibson to fill the resulting vacancy, effective November 1, 2024, with an initial term expiring at the 2025 Annual Meeting of Shareholders.

The Board has affirmatively determined that Ms. Gibson is “independent” under the rules of the New York Stock Exchange and the rules and regulations of the Exchange Act.

Ms. Gibson will receive compensation consistent with that received by the Company’s other non-employee directors, as described in the Company’s proxy statement on Schedule 14A for the 2024 Annual Meeting of Shareholders, as filed with the SEC on April 26, 2024, provided that the initial award of restricted stock units will be prorated.

Ms. Gibson has been appointed to serve as a member of each of the Audit Committee and the Risk and Technology Committee of the Board. There are no arrangements or understandings between Ms. Gibson and any other person pursuant to which Ms. Gibson was elected as a director of the Company, nor does Ms. Gibson have any direct or indirect material interests in any related person transactions required to be disclosed under Item 404(a) of Regulation S-K.

Adoption of Executive Severance Plan

The Company adopted the Fidelity National Information Services, Inc. U.S. Executive Severance Plan (the “Severance Plan”) effective as of September 1, 2024, to provide severance protection to certain executive officers and other key employees of the Company (or its affiliate) who are designated as participants by written notice pursuant to the Severance Plan (the

“Participants”). For an executive officer of the Company to be a Participant, the Severance Plan requires designation by our Board of Directors or the Compensation Committee thereof. As of the end of the period covered by this report, no executive officers have been designated as Participants. The Severance Plan will continue until terminated in accordance with the provisions of the Severance Plan, subject to certain limitations set forth therein.

Pursuant to the Severance Plan, in the event of a “Qualifying Termination” (as defined in the Severance Plan), subject to the Company’s receipt of an effective release of claims from the Participant, a Participant would be entitled to receive: (i) a lump sum severance payment equal to one times (1x) the sum of his or her base salary and target annual incentive compensation for the fiscal year in which the termination occurs (or two times (2x) such sum (a) if the termination occurs within three months before, or 24 months after, a “Change in Control” (as defined in the Company’s 2022 Omnibus Incentive Plan) (the “Change in Control Protection Period”) or (b) in the case of a Participant who is the Company’s Chief Executive Officer (a “CEO Participant”)); (ii) a pro-rated annual incentive compensation plan payout for the fiscal year in which the termination occurs, based on actual performance for the entire fiscal year (but not subject to any discretion related to individual performance goals), prorated for the number of full months worked (or a pro-rated target annual incentive compensation plan payout for the fiscal year in which the termination occurs, prorated for the number of full months worked, if the termination occurs during the Change in Control Protection Period); (iii) to the extent unpaid, any annual incentive compensation payable for the fiscal year preceding the date of the termination; and (iv) a lump sum cash payment equal to 12 monthly medical and dental COBRA premiums (or 18 months of such premiums (a) if the termination occurs during the Change in Control Protection Period or (b) in the case of a CEO Participant). For Participants other than a CEO Participant (such Participants, “Executive Officer Participants”), however, in the event of a termination of his or her employment by the Company directly related to work performance (“Performance Termination”) outside the Change in Control Protection Period, subject to the Company’s receipt of an effective release of claims from such Executive Officer Participant, severance benefits under the Severance Plan will consist of (x) a severance payment equal to one-half times (.5x) his or her base salary, (y) a lump sum cash payment equal to six monthly medical and dental COBRA premiums, and (z) any earned but unpaid annual bonus payments relating to the prior calendar year.

The severance benefits under the Severance Plan are subject to the Participant’s compliance with certain non-competition and non-solicitation obligations during the Participant’s employment and one year thereafter and confidentiality and non-disparagement obligations.

The foregoing description of the Severance Plan does not purport to be complete and is qualified in its entirety by reference to the Severance Plan, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Amendment of Bylaws

On October 31, 2024, our Board of Directors adopted amended and restated bylaws of the Company (the “Amended and Restated Bylaws”), effective as of such date, in order to, among other things: (i) revise procedural mechanics and informational requirements applicable to shareholder nominations of directors and submissions of proposals regarding other business at shareholder meetings, including to define certain terms and to clarify or limit the scope of information required regarding proposing shareholders, proposed nominees and other related persons; (ii) clarify the procedures to be followed in connection with any voluntary resignation by a director of the Company; (iii) require any director candidate to make himself or herself available to be interviewed by our Board of Directors; and (iv) make certain other clarifying, conforming and ministerial changes.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2024, Ms. Denise Williams, an executive officer of the Company (Chief People Officer), adopted a trading plan (the “Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c). The Plan, which was adopted on August 14, 2024, provides for the sale of up to $1,000,000 of shares of FIS common stock and up to 12,484 shares of FIS common stock to be acquired through the exercise of vested stock options. The Plan will expire on the earlier of March 31, 2025, or the date on which all sales under the Plan have been completed.

Item 6. Exhibits

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
3.1	Sixth Amended and Restated Bylaws of Fidelity National Information Services, Inc.					*
10.1	Amendment No. 1, dated August 1, 2024, to the Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan. (1)					*
10.2	Amendment No. 1, dated July 31, 2024, to the Fidelity National Information Services, Inc. Employee Stock Purchase Plan. (1)					*
10.3	Fidelity National Information Services, Inc. U.S. Executive Severance Plan, effective as of September 1, 2024. (1)					*
10.4	Eighth Amendment and Restatement Agreement, dated as of September 27, 2024, by and among FIS, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, including the form of the Eighth Amended and Restated Credit Agreement attached as Annex A thereto.	8-K	001-16427	10.1	10/03/2024
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
*

Item 6. Exhibits

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted in inline XBRL in exhibit 101).					*

(1) Management contract or compensatory arrangement.

* Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 4, 2024	By:	/s/ James Kehoe
James Kehoe
Chief Financial Officer

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 4, 2024	By:	/s/ Christopher Thompson
Christopher Thompson
Chief Accounting Officer (Principal Accounting Officer)