Form 10-K
period 2024-12-31
Fidelity National Information Services, Inc.
filed 2025-02-13
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10-K
________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

As of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by nonaffiliates was $41,321,625,726 based on the closing sale price of $75.36 on that date as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant's common stock, $0.01 par value per share, was 529,691,586 as of February 11, 2025.

The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2024, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
2024 FORM 10-K ANNUAL REPORT

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

Growth and Strategy Objectives

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

Worldpay Sale Summary

On January 31, 2024, we completed the sale (the "Worldpay Sale") of a 55% equity interest in our Worldpay Merchant Solutions business to private equity funds managed by GTCR, LLC (such funds, the "Buyer"). FIS retained a non-controlling 45% equity interest in a new standalone joint venture, Worldpay Holdco, LLC ("Worldpay"), following the closing of the Worldpay Sale. Worldpay continues to provide merchant acquiring and related services to businesses of all sizes and across any industry globally, enabling them to accept, authorize and settle electronic payment transactions. In connection with the Worldpay Sale, FIS and Worldpay entered into commercial agreements, preserving a key value proposition for clients of both businesses and reducing potential dis-synergies. FIS and Worldpay also entered into additional agreements as described in Note 4 to the consolidated financial statements.

Competitive Strengths

We believe our competitive strengths include the following:

•Brand. FIS is a highly respected brand known globally for innovation and thought leadership in the financial services sector.

•Extensive Domain Expertise and Portfolio Breadth. FIS' significant expertise in the markets and domains we serve enables us to deliver a broad range of innovative software applications and flexible service offerings, ranging from managed processing arrangements, either at the client site or hosted at an FIS data center or in our private cloud, to traditional license and maintenance arrangements. Our expansive solution set allows us to bundle tailored or integrated services to compete effectively.

•Excellent and Long-term Relationships with Clients. A significant percentage of our business relates to solutions provided under multi-year, recurring contracts. The nature of these relationships allows us to develop close partnerships with our clients, resulting in high client retention rates. As the breadth of FIS' service offerings has expanded, we have found that our deep and broad access within our clients' organizations presents greater opportunities for cross-selling and up-selling solutions to our clients.

•Modern and Cloud-based Technologies. FIS leverages the modern architectures of our software applications and our ability to integrate many of our solutions with the solutions of others to provide customized solutions that respond to individualized client needs. We have made significant investment in modernizing our platforms and solutions and have moved substantially all of our server compute into our private cloud located in our strategic data centers, supplemented by public clouds in certain regions, to increase speed of delivery to clients and increase solution availability to industry-best levels.

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

Strategy

Our mission is to deliver superior solutions to our clients and to expand our client base to generate sustained revenue and earnings growth for our shareholders. Our strategy to achieve this goal is built on the following pillars:

•Build, Buy, or Partner to Add Solutions to Win New Clients and Cross-sell to Existing Clients. We continue to invest in our solution portfolio through internal software development, as well as through acquisitions, equity investments and partnerships that complement and extend our existing solutions and capabilities, providing us with additional solutions to cross-sell to current clients and to capture the interest of new clients. By investing in solution innovation, we continue to expand our value proposition to our clients and prospects.

•Support Our Clients Through Innovation. Changing market dynamics, particularly in the areas of digital delivery, information security and regulation, are transforming the way our clients operate, which is driving incremental demand for our integrated solutions built around our intellectual property. As clients and prospects evaluate technology, business process changes and vendor risks, our depth of service capabilities enables us to become involved earlier in their planning and design process and assist them as they manage these changes.

•Drive Efficiency and Scalability. We strive to improve the efficiency of our operations through investments in new technologies, processes and infrastructure modernization. We also leverage a one-to-many operating model to drive high incremental margins on revenue growth, while also providing cost-effective solutions for our clients.

•Expand Distribution. Through our global sales force and strategic commercial partnerships, we drive growth through client additions and the expansion of existing client relationships in support of our clients' growth ambitions. Our clients range from large banks, financial institutions and other enterprises, including multi-national clients, to community or regional financial institutions and other businesses.

•Allocate Our Capital and Resources Strategically. As we make decisions with respect to building, buying or partnering to drive innovation in support of our clients, we prioritize the allocation of capital and other resources to the opportunities providing the highest client benefit and growth potential. We also continually review our portfolio of assets and businesses to assess their fit with our strategy and will, from time to time, decide to wind down or divest businesses or assets to redeploy capital to our areas of strategic focus. We believe that keeping our team and our capital strategically focused benefits our existing clients and our ability to win new clients. At the same time, to the extent our businesses generate excess cash, we strategically use it to repurchase shares, repay debt, pay dividends or for other corporate purposes.

Segment Information

FIS reports its financial performance based on the following segments: Banking Solutions ("Banking"), Capital Market Solutions ("Capital Markets") and Corporate and Other.

The Worldpay Merchant Solutions business included the former Merchant Solutions segment in addition to a business previously included in the Corporate and Other segment. The results of the Worldpay Merchant Solutions business have been recast as discontinued operations for all periods presented. Accordingly, the Company no longer reports the Merchant Solutions segment. The assets and liabilities of the Worldpay Merchant Solutions business disposal group are presented separately on the consolidated balance sheets, and the operating results have been reflected as discontinued operations for all periods presented. As such, the related results have been excluded from continuing operations and segment results. See Notes 1 and 3 to the consolidated financial statements for further information regarding the Worldpay Merchant Solutions disposal group and its discontinued operations. FIS' share of the net income of Worldpay is reported as equity method investment earnings (loss).

As a result of our ongoing portfolio assessments, the Company reclassified certain businesses from Capital Markets to Banking and to Corporate and Other during the quarter ended March 31, 2023, and reclassified certain non-strategic operations from Banking to Corporate and Other during the quarter ended December 31, 2023. The Company recast all prior-period segment information presented to reflect these reclassifications. See "Segment Information" below for additional discussion of our solutions and customers. See also Notes 6 and 22 to the consolidated financial statements for additional information about our segment revenue.

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

Revenue by Segment

The table below summarizes our revenue by reporting segment (in millions):

	2024	2023	2022
Banking Solutions (1)	$6,892	$6,743	$6,625
Capital Market Solutions	2,979	2,766	2,631
Corporate and Other	256	322	464
Total Consolidated Revenue	$10,127	$9,831	$9,720
(1)During 2024, the Company revised its previously issued consolidated financial statements as of and for the annual periods ended December 31, 2023 and 2022, to correct certain immaterial misstatements. See Note 24 to the consolidated financial statements for information about our revision of prior-period consolidated financial statements.

Banking Solutions ("Banking")

The Banking segment is focused on serving financial institutions with core processing software, transaction processing software and complementary applications and services, many of which interact directly with core processing software. We sell these solutions on either a bundled or stand-alone basis. Clients in this segment include global financial institutions, U.S. regional and community banks, credit unions and commercial lenders, as well as government institutions and other commercial organizations. We provide our clients integrated solutions characterized by multi-year processing contracts that generate recurring revenue. The predictable nature of cash flows generated from the Banking segment provides opportunities for further investments in innovation, integration, information and security, and compliance in a cost-effective manner.

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

•Digital, including Mobile and Online. Our comprehensive suite of retail and commercial applications enables financial institutions to streamline and integrate customer-facing operations with back-office processes, thereby improving customer experience across channels (e.g., branch, internet, mobile, ATM, and call centers). FIS' focus on real-time consumer access has driven significant market innovation in multi-channel, API-enabled embedded and multi-hosted solutions, underpinned by a strategy that provides tight integration and a seamless customer experience. Our innovative digital banking capabilities are now available to financial institutions with continually expanding functionality. Our digital offerings are integrated with core banking platforms offered by FIS and are also offered to customers of non-FIS core systems.

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

•Card and Retail Payments. Our card and retail payment technology solutions allow clients to issue VISA®, MasterCard® or other payment network-branded credit and debit cards or other electronic payment cards for use by both consumer and business accounts. Card-based volumes continue to increase, driven by both the number of transactions per month and the value of those transactions. We offer EMV (Europay, MasterCard and Visa) integrated circuit cards, often referred to as chip cards, as well as a variety of stored-value card types and loyalty programs, including our Premium Payback service that allows our financial institutions' customers to use loyalty points at a variety of merchant point-of-sale systems. Our integrated solutions range from card production and activation to processing to an extensive range of fraud management solutions and value-added loyalty programs designed to increase card usage and fee-based revenue for financial institutions and merchants. The majority of our programs are full service, including most of the operations and support necessary for an issuer to operate a credit card program. We do not make credit decisions for our card issuing clients. We are also a leading provider of prepaid card solutions, which include digital cards, gift cards and reloadable cards, with end-to-end solutions for the development, processing and administration of stored-value programs, including government benefit programs. Our closed-loop gift card solutions and loyalty programs provide merchants compelling solutions to drive consumer loyalty.

•Electronic Funds Transfer and Network. Our electronic funds transfer and debit card processing businesses offer settlement and card management solutions for financial institution card issuers. We offer a modern, core-agnostic payment hub with real-time fraud monitoring across payment rails. We own and operate several U.S. domestic debit, prepaid, ATM and credit networks that carry transactions for a variety of transaction modes. Our networks connect millions of cards and point-of-sale locations nationwide, providing consumers with secure, real-time access to their money. Also through our networks, clients such as financial institutions, retailers and independent ATM operators can capitalize on the efficiency, consumer convenience and security of electronic real-time payments, real-time account-to-account transfers, and strategic alliances, such as surcharge-free ATM network arrangements.

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

Capital Market Solutions ("Capital Markets")

The Capital Markets segment is focused on serving global financial services clients and corporations with a broad array of buy- and sell-side, treasury, risk management and lending solutions. Clients in this segment include asset managers, private equity firms, sell-side securities brokerage and trading firms, insurers, asset and auto financiers and other commercial organizations. Our solutions include a variety of mission-critical buy- and sell-side applications for recordkeeping, data and analytics, trading and financing, as well as corporate treasury and risk management applications. Capital Markets clients purchase our solutions in various ways including licensing and managing technology "in-house," using consulting and third-party service providers, as well as procuring fully outsourced end-to-end solutions. Our long-established relationships with many of these financial and commercial institutions generate significant recurring revenue. We have made, and continue to make, investments in modern platforms, advanced technologies, open APIs, machine learning and artificial intelligence, and regulatory technology to support our Capital Markets clients.

Our solutions in this segment include the following:

•Trading and Asset Services. We offer solutions that support our customers across the buy and sell sides of the capital markets industry, assisting them to control their front, middle and back office operations through integrated ecosystems. Our solutions support institutional investors, managers, broker-dealers, asset servicers and transfer agents across all asset classes including private equity, hedge, credit, and traditional. Our trading applications focus on advanced trade life-cycle management, including market making and risk management, cleared derivatives processing, securities processing and securities finance, tax processing, and regulatory compliance, including anti-money laundering (AML) and trade surveillance. Our Asset Servicing solutions support every stage of the investment process, from research and portfolio management to order and position management, valuation, risk management, corporate actions, reconciliation, investment accounting, investor accounting, transfer agency and client reporting. Our solutions improve both investment decision making and operational efficiency, while managing risk and increasing transparency across the industry.

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

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments, as well as certain non-strategic businesses that we plan to wind down or sell. The overhead and leveraged costs relate to corporate marketing, finance, accounting, human resources, legal, compliance and internal audit functions, as well as other costs, such as acquisition, integration and transformation-related expenses and amortization of acquisition-related intangibles, that are not considered when management evaluates revenue-generating segment performance. Our other operating income recorded in connection with our transaction services arrangements with Worldpay is also recorded in Corporate and Other.

Sales and Marketing

Our sales personnel have expertise in particular solutions, geographic markets and industry verticals, as well as across our various client segments. We believe that focusing our expertise on clients in specific markets and tailoring integrated solution sets to participants in those markets enables us to better serve our clients and makes our offerings more attractive to prospects. The majority of our prospects are identified via direct and/or indirect field sales, as well as inbound and outbound lead generation, telesales and virtual sales efforts.

Our global marketing team develops and leads the execution of global, role-specific and geography-based strategic marketing plans in support of the segments' reputation and relationship building goals in addition to their revenue and profitability goals. Key components of our strategic plans include brand amplification and digital enablement; market and competitive research; voice of the customer and client engagement; thought leadership; integrated go-to-market programs; internal communications and readiness; journalists and social media engagement; industry analyst relations; client events; trade shows; high-touch client programs; demand generation campaigns; account- and deal-based marketing programs; collateral development and management across digital and online channels; and the launch of new products to market.

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

Competition

The markets for our solutions are intensely competitive across both established companies and new industry entrants. Depending on the business line, our primary competitors include, but are not limited to, internal technology or software development departments within financial institutions or other large companies; global and regional companies providing banking, payment and capital markets services; embedded payment solution providers; securities exchanges; asset managers; card associations; clearing networks or associations; trust companies; independent computer services firms; companies that develop verticalized software applications; companies owned by global banks selling competitive solutions; companies that provide customized development, implementation and support services; emerging technology innovators and business process outsourcing companies. Many of these companies compete with us across multiple solutions, market segments and geographies to varying degrees based on solution strength and distribution strength. Competitive factors impacting the success of our solutions include the quality of the technology-based application or service, breadth of application features and functions, ease of delivery and integration, the ability to maintain, enhance and support the applications or solutions, price and overall client experience. We believe that we compete vigorously in each of these categories. In addition, we believe our domain expertise and the breadth and complementary nature of our portfolio of applications, services and integrated solutions enhances our competitiveness against companies with more limited offerings. Our ability to innovate and scale digital payments and solutions has been a competitive advantage as well.

Technology Development

Our technology development activities primarily relate to the modernization of our proprietary core processing software applications and the design and development of next generation digital solutions, processing systems, software applications and risk management platforms. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and software applications, to develop new and innovative software applications and systems to address emerging technology trends in response to the needs of our clients and to enhance the capabilities of our outsourcing infrastructure. In addition, we intend to offer solutions compatible with new and emerging delivery channels.

As part of our technology development process, we evaluate current and emerging technology for compatibility with our existing and future software platforms. To this end, we engage with various hardware and software vendors in the evaluation of various new and existing technologies. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. We typically utilize enterprise license agreements or strive to ensure that either alternative suppliers or transfer rights exist in order to ensure the continuity of supply of third-party technology components used in the development of our software applications and service offerings. As a result, we are not materially dependent upon any third-party technology components. Third-party software may be used for highly specialized business functions depending on our ability to develop the functionality internally within time and budget constraints. Additionally, third-party software may be used for routine, commonplace functions within a technology platform environment. We work with our clients to determine the appropriate timing and approach to introduce technology or infrastructure changes to our solutions.

Government Regulation

Our solutions are subject to a broad range of complex federal, state, and international regulations and requirements, as well as requirements under the rules of self-regulatory organizations including, without limitation, federal truth-in-lending and truth-in-savings rules, federal, state and international money transmission laws, state cybersecurity protection laws, data protection and privacy laws, cyber resilience laws, artificial intelligence laws, usury laws, laws governing state trust charters, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Bank Service Company Act, the Bank Secrecy Act, the USA Patriot Act, the United Kingdom ("U.K"). Money Laundering Regulations, the U.K. Proceeds of Crime Act, the U.K. Criminal Finances Act, the U.K. Sanctions and Anti-Money Laundering Act, the U.K. Economic Crime and Corporate Transparency Act, European Union ("E.U.") Anti-Money Laundering Directives, the Internal Revenue Code, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act, the Community Reinvestment Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Securities Exchange Act of 1934, the Investment Advisors Act of 1940 (the "1940 Act"), anti-corruption laws including the U.S. Foreign Corrupt Practices Act of 1977 (the "FCPA") and the U.K. Bribery Act 2010 (the "U.K. Bribery Act"), the rules and regulations of the Financial Industry Regulatory Authority ("FINRA"), the Securities and Exchange Commission ("SEC"), the Federal Financial Institutions Examination Council ("FFIEC"), the Consumer Financial Protection Bureau ("CFPB"), the Financial Conduct Authority in the U.K. ("FCA"), the Central Bank of Ireland in the Republic of Ireland ("CBI"), the Commission de Surveillance du Secteur Financier in Luxembourg ("CSSF"), the Jersey Financial Services Commission in Jersey, Channel Islands ("JFSC") and state financial services regulators (including enforcement of state cybersecurity laws). The compliance of our solutions with these and other applicable laws and regulations depends on a variety of factors, including the manner in which our clients use them. In some cases, we are directly subject to regulatory oversight and examination. In other cases, our clients are contractually responsible for determining what is required of them under applicable laws and regulations and utilize our solutions to achieve compliance with those laws and regulations. In some cases, we may be required to support our clients in achieving compliance with certain laws and regulations by virtue of the services that we provide to them. For example, under the E.U. Digital Operational Resilience Act ("DORA"), which came into force in January 2025, our E.U. financial entity clients will require us, as a third-party provider of information and communication technology services, to contract with and manage our relationships with them (and, where applicable, our relationships with critical third-party technology vendors in our supply chain) in accordance with the requirements of DORA. Failure to support our clients in achieving compliance with DORA and similar global regulatory regimes may cause us to lose revenue or clients and/or result in damage to our reputation, and may also attract scrutiny from regulators. In any event, the failure of our solutions to comply with applicable laws and regulations may result in suspension or revocation of permission-based regulatory licenses, restrictions on our ability to provide those solutions, the imposition of civil fines and/or criminal penalties, loss of client trust, and/or reputational damage. Further, regulatory authorities have the power to, among other things, enjoin "unsafe or unsound" practices, require affirmative actions to correct any violation or practice, issue administrative orders that can be judicially enforced and direct the sale of subsidiaries or other assets. We may be adversely affected by increased regulatory scrutiny or related negative publicity.

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

Our U.S.-based wealth and retirement business holds a charter in the state of Georgia, which makes us subject to the regulatory compliance requirements of the Georgia Department of Banking and Finance. As a result, we are also authorized to provide trust services in various additional states subject to additional applicable state regulations.

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

•Anti-Money Laundering. The Company is subject to, both directly and indirectly, various anti-money laundering laws and regulations such as the Bank Secrecy Act in the United States and the Money Laundering Regulations and Proceeds of Crime Act in the U.K. These laws, among other requirements, impose obligations to develop and implement risk-based anti-money laundering programs, file regulatory reports on large cash transactions and suspicious activity, and collect and maintain certain records related to customers and transactions. Many U.S. states have similar laws that overlap with, and in some cases diverge from, U.S. federal and international laws. While these federal, state and international laws are broadly consistent, there may be circumstances where the requirements of a particular jurisdiction conflict with those of other jurisdictions. As these laws continue to develop and expand, our investment in compliance with these laws continues to grow, as does the cost of ongoing compliance.

•Sanctions. The Company is subject to certain U.S. federal, state and international economic and trade sanctions programs, such as those that are administered by the U.S. Treasury's Office of Foreign Assets Control (referred to as "OFAC"), which prohibit or restrict transactions to or from, or dealings with, specified countries and regions, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals, narcotics traffickers, and terrorists or terrorist organizations. Similar programs exist in a number of other jurisdictions, most notably those administered by the Office of Financial Sanctions Implementation ("OFSI") in the U.K., E.U. sanctions, and United Nations sanctions. We have implemented policies, procedures, and internal controls that are designed to comply with global economic sanctions programs which are increasingly complex and rapidly evolving in response to geopolitical events. Those policies and procedures require the screening of third parties with which the Company does business, including clients and vendors, and transactions where appropriate.

•Anti-Corruption. The Company is subject to applicable anti-corruption laws, including the FCPA and the U.K. Bribery Act, in the jurisdictions in which it operates. Anti-corruption laws generally prohibit offering, promising, giving, or authorizing others to give, anything of value, either directly or indirectly, to a government official or private party in order to influence official action or otherwise to gain an unfair business advantage, such as to obtain or retain business. The Company has implemented policies, procedures, training and internal controls that are designed to comply with such laws, rules and regulations.

•Privacy and Data Protection. The Company is subject to an increasing number of privacy and data protection laws, regulations and directives globally, including the General Data Protection Regulation ("GDPR") in the E.U., the California Consumer Privacy Act ("CCPA") as amended by the California Privacy Rights Act ("CPRA"), the Virginia Consumer Data Protection Act ("VCDPA"), the Colorado Privacy Act ("CPA"), the Connecticut Personal Data Privacy and Online Monitoring Act ("CTDPA"), the Utah Consumer Privacy Act, the Gramm-Leach-Bliley Act ("GLBA"), the Fair Credit Reporting Act ("FCRA"), and the Health Insurance Portability and Accountability Act ("HIPAA") in the United States; the U.K.'s General Data Protection Regulation ("U.K. GDPR") and Data Protection Act 2018; the General Personal Data Protection Act ("LGPD") in Brazil; the China Personal Information Protection Law ("PIPL"); and the Japanese Act on the Protection of Personal Information ("APPI") (referred to collectively as "Privacy Laws"). Many of these Privacy Laws place restrictions on the Company's ability to efficiently transfer, access and use personal data across its business. The legislative and regulatory landscape for privacy and data protection continues to evolve.

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

Subsidiaries engaged in activities outside the U.S. are regulated by various government agencies in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activity. For example, pursuant to the U.K. Financial Services and Markets Act 2000 ("FSMA"), certain of our subsidiaries are subject to regulations promulgated and administered by the FCA. The FSMA and rules promulgated thereunder govern all aspects of the U.K. investment business, including sales, research and trading practices, provision of investment advice, use and safekeeping of client funds and securities, regulatory capital, recordkeeping, margin practices and procedures, approval standards for individuals, financial crime systems and controls, periodic reporting and settlement procedures.

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

•Consumer Reporting and Protection. Our decision solutions subsidiary, ChexSystems, maintains a database of consumer information used to provide various account opening services, including credit scoring analysis, and is subject to the Federal Fair Credit Reporting Act ("FCRA") and similar state laws. The FCRA regulates consumer reporting agencies ("CRAs"), including ChexSystems, and governs the accuracy, fairness, and privacy of information in the files of CRAs that engage in the practice of assembling or evaluating certain information relating to consumers for certain specified purposes. CRAs are required to follow reasonable procedures to ensure maximum possible accuracy of information concerning the individual to whom the report relates and, if a consumer disputes the accuracy of any information in the consumer's file, to conduct a reasonable investigation within statutory timelines. The FCRA imposes many other requirements on CRAs and users of consumer report information. Regulatory enforcement of the FCRA is under the purview of the United States Federal Trade Commission, the CFPB, and state attorneys general, acting alone or in concert with one another. CRAs are also regulated by a number of states, including New York, with consumer reporting laws that are not pre-empted by the FCRA. In furtherance of our objectives of data accuracy, fair treatment of consumers, protection of consumers' personal information, and compliance with these laws, we have made considerable investment to maintain a high level of security for our computer systems in which consumer data resides, and we maintain consumer relations call centers to facilitate accurate and timely handling of consumer requests for information and disputes. We also are focused on ensuring our operating environments safeguard and protect consumers' personal information in compliance with these laws.

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

In addition, our U.K. regulated entity, Platform Securities LLP, is required to comply with the FCA’s Consumer Duty (the "Duty") in connection with its Wealth business. The Duty sets high standards of consumer protection across financial services and requires firms to put their customers' needs first.

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

Human Capital Management

Employee Population

As of December 31, 2024, we had more than 50,000 employees, including over 32,000 employees principally employed outside of the U.S. None of our U.S. workforce currently is unionized. Approximately 6,000 of our employees, primarily in Brazil and Europe, are represented by labor unions or works councils as of December 31, 2024.

Health and Safety

The health and safety of our employees is a key priority. We have implemented a comprehensive wellness program focused on all aspects of employee wellness – physical, mental, social, and financial. Initiatives under this program are designed to promote healthy lifestyle habits.

We continue to operate FIS Cares, a global employee-funded giving program designed to help our employees in times of need. We remain committed to providing a safe working environment that minimizes health risks and prioritizes physical safety.

Corporate Culture

Our culture stems from embracing our corporate values as we work together to win as one team, lead with integrity and strive to "be the change" for our employees, clients and communities. We believe that inclusion and belonging are at the core of our corporate values. Our focus on continuous learning and a respectful, inclusive environment helps us use our collective strengths to innovate and deliver the best solutions for our clients and partners. The Chief Executive Officer and the Chief People Officer regularly update our Board of Directors on human capital management and culture.

Talent Management

Along with our clients and communities, our employees are primary stakeholders in our organization, and so we place a strategic priority on developing our talent and fostering a culture aligned with our corporate values and in which employees receive the support needed to grow and develop their skills and capabilities.

Our talent development program provides an enterprise-wide, systematic foundation for career development tied to learning paths that enable skills development. Our talent practices are based on a future-focused development approach to equip FIS leaders with the skills required to enable business growth and exceed the needs of our clients. Our employees have a learning roadmap to ‘Build our Leaders of Tomorrow’ which is supported by access to an extensive selection of online self-paced learning resources, virtual instructor-led and face-to-face development offerings, and targeted development programs for high-potential and senior management employees. We engage in executive-level succession planning and provide extensive opportunities to apply for open roles within our organization. Our talent development practices are underpinned by a comprehensive talent planning and feedback culture.

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

Item 1A.     Risk Factors

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below and others described elsewhere in this Annual Report on Form 10-K. Any of the risks described herein, as well as risks currently unknown or immaterial, could result in a significant adverse effect on our business, financial condition or results of operations.

Risks Related to Our Business and Operations

Security breaches, privacy breaches, cyberattacks, unintentional disclosures of confidential information, third-party breaches, service outages, or a failure to comply with information security laws or regulations, contractual provisions, or industry security requirements by us, our vendors, clients, or technology partners could harm our business by disrupting delivery of services, exposing sensitive or confidential information, or damaging our reputation, any of which could result in a breach of one or more client contracts or regulatory investigations, enforcement actions, fines or litigation.

Cybersecurity is fundamental to our complex, global business. We and our vendors, service providers, technology partners, and clients electronically receive, process, store and transmit sensitive and confidential information of our business partners, clients and such clients' customers. We collect consumer personal data, such as names and addresses, Social Security Numbers, driver’s license numbers, financial account numbers, transactional history, cardholder data and payment history records. Such information is necessary to support our clients' transaction processing and to conduct our check authorization and collection businesses. We also collect personal data from our employees and contractors as necessary to support those relationships, comply with legal obligations, manage our workforce, and provide compensation and benefits. Our information systems and networks are dependent upon hardware, software, communication infrastructure and other technological components that are both developed by us and provided by third parties. These components sometimes require patches, updates, or remediation of known or potential vulnerabilities. Implementation challenges in timely completing these tasks can lead to security vulnerabilities that expose us, our systems and data to potential compromise or interruption. Our information systems are also vulnerable to human error as well as malicious insider threats. Finally, the systems we rely on, which include hardware and software manufactured, developed or operated by third-party vendors and service providers, have in the past been subject to, and may in the future be subject to, cyber attacks or security incidents due to employee error or malfeasance, software bugs, hardware malfunctions or other security vulnerabilities.

The uninterrupted operation of information systems operated by us, our vendors and service providers, and other third parties, as well as the confidentiality of the customer or consumer information that resides on such systems, is critical to the successful operation of our Company. For that reason, security or privacy breaches are some of the principal operational risks we face as a provider of services to financial institutions and businesses. Like other such providers, we are a regular target of attempts to identify and exploit system vulnerabilities and/or penetrate or bypass our security measures to gain unauthorized access to our networks and systems. If we fail to maintain an adequate security infrastructure, adapt to emerging security threats (such as the use of artificial intelligence by threat actors in furtherance of cyber attacks), regularly identify security vulnerabilities, prevent unauthorized access, identity theft or other cybersecurity risks (e.g., distributed denial of service, ransomware, and other cyber attacks), manage vendor or supply chain cybersecurity risks, adequately train users of our information systems, or implement sufficient security standards and technology to protect against security or privacy breaches, then the confidentiality, integrity or availability of the information we secure could be compromised. Unauthorized access to, or abuse of authorized access to, our computer systems or databases or our vendors' computer systems or databases could result in the theft or publication of confidential information and personal data, the deletion or modification of records, disruption of service delivery, installation of malware, and the potential need to pay ransom or otherwise cause interruptions in our operations. These issues could give rise to legal actions from clients and/or such clients' customers, regulatory investigations or enforcement activity, losses and expenses associated with such events, and damage to our reputation. Because we serve a diverse client base with different technology and service needs, we must continue to enhance our ability to manage the risks from the resulting diversity in potential security attacks.

As a provider of services to financial institutions and businesses, we are bound by many of the same limitations on disclosure of the information we receive from clients that apply to the clients themselves. If we fail to comply with these regulations and industry security requirements, including those imposed by the payment card industry through its digital security standards and other rules, we could be exposed to damages from legal actions from clients and/or their customers, governmental proceedings, public disclosure and consumer notification requirements, and the imposition of significant fines or prohibitions on providing services. We operate in a highly regulated environment and are subject to a myriad of complex, evolving regulations and standards, including cybersecurity and privacy laws, regulations and industry standards. In addition, if more restrictive privacy laws, data protection rules or industry security requirements are adopted in the future on the federal or state level, or by a non-U.S. jurisdiction in or from which we serve clients, or by a specific industry body, those changes could have an adverse impact on our Company through increased costs or by imposing changes or inefficiencies on business processes.

A material privacy or security incident would trigger SEC disclosure obligations and could trigger other applicable disclosure requirements, or be disclosed publicly, even if there is no legally required disclosure. Incident disclosure may increase the risks of private lawsuits or government enforcement action related to incidents, increase attention from malicious actors, and lead to greater regulatory scrutiny. The occurrence of any such incidents, and the related responses (if any) by regulators or third parties, may result in adverse publicity and reputational harm to us.

If we are unable, or appears to be unable, to prevent cybersecurity or privacy breaches, we risk reputational damage. Our existing clients could lose confidence in our information systems and consequently choose to terminate their agreements with us. Such reputational harm could also inhibit our ability to attract new clients; potentially increase government, regulatory, or media scrutiny; or give rise to new regulatory requirements that adversely affect our ability to do business in one or more parts of the world.

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

The market for our solutions is intensely competitive. Our competitors in Banking and Capital Markets vary in size and in the scope and breadth of the solutions and services they offer. Some of our competitors have substantial resources. We face direct competition from third parties, and because many of our larger potential clients have historically developed their key applications in-house and, therefore, view their system requirements from a make-versus-buy perspective, we also often compete against our potential clients' in-house capacities. In addition, the markets in which we compete have recently attracted increasing competition from smaller start-ups with emerging technologies which are receiving increasing investments, as well as global banks (and businesses controlled by combinations of global banks) and global internet companies that are introducing competitive solutions and services into the marketplace, particularly in the payments area. Emerging technologies and increased competition may also have the effect of unbundling bank solutions and may result in displacing solutions that we are currently providing from our legacy systems. International competitors are also now targeting and entering the U.S. market with greater force. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures we face in the markets in which we operate will not materially adversely affect our business, financial condition, or results of operations.

Global economic, political and other conditions, including business cycles and consumer confidence, as well as geopolitical conflicts, may adversely affect our clients or trends in consumer spending, which may adversely impact the demand for our services and our revenue and profitability.

A significant portion of our revenue is derived from transaction processing fees. The global transaction processing industries depend heavily upon the overall level of consumer, business and government spending. Any change in economic factors, including a sustained deterioration in general economic conditions or consumer confidence, particularly in the U.S., or inflation and increases in interest rates in key countries in which we operate may adversely affect consumer spending, consumer debt levels and credit and debit card usage, and as a result, adversely affect our financial performance by reducing the number or average purchase amount of transactions that we service. In addition, the direct and indirect effects of geopolitical conflicts, such as the Russia-Ukraine war and conflicts in the Middle East, have adversely affected global economic activity and transaction processing volumes (particularly in our former Merchant segment). Worsening, or future, geopolitical conflicts could materially adversely affect global economic activity and our transaction volumes in the future.

When there is a slowdown or downturn in the economy, a drop in stock market levels or trading volumes, or an event that disrupts the financial markets, our business, financial condition or results of operations may suffer for a number of reasons. Customers may react to worsening conditions by reducing or delaying their capital expenditures in general or by specifically reducing or delaying their information technology spending. In addition, customers may seek to curtail trading operations or to lower their costs by renegotiating vendor contracts. Moreover, competitors may respond to market conditions and attempt to lure away our customers by lowering prices on existing solutions or by offering new, lower-cost solutions. Any further protective trade policies or actions taken by the U.S. may also result in other countries reducing, or making more expensive, services permitted to be provided by U.S.-based companies. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on our business, financial condition or results of operations.

Our business, financial condition or results of operations could be adversely affected by business interruptions, errors or failures in connection with our or third-party information technology and communication systems and other software and hardware used in connection with our business, or by design errors in the software solutions we offer, or more generally, by the unavailability of third-party vendors' services that we need to operate our business effectively.

Many of our services are based on sophisticated software and computing systems, and we may encounter delays when developing new technology solutions and services. Further, the technology solutions underlying our services have occasionally contained, and may in the future contain, undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technologies on platforms used by our clients, or our clients may cancel a project after we have expended significant effort and resources to complete an installation. Finally, our systems and operations have been, and in the future could be, exposed to damage or interruption from fire, floods, severe weather events, natural disasters, power loss, telecommunications failure, unauthorized entry and computer viruses. Defects in our technology solutions or those of our third-party partners or elsewhere in the global cyber environment, errors or delays in the processing of electronic transactions, or other difficulties have resulted, and in the future could result, in (i) interruption of business operations; (ii) delay in market acceptance; (iii) additional development and remediation costs; (iv) diversion of technical and other resources; (v) loss of clients; (vi) negative publicity; or (vii) exposure to liability claims. Any one or more of the foregoing could have an adverse effect on our business, financial condition or results of operations. We cannot be certain that control measures, including system redundancies, security controls, and application development and testing controls, will be successful in preventing disruption or limiting our exposure.

Further, most of the solutions we offer are very complex software systems that are regularly updated. No matter how careful the design and development, complex software often contains errors and defects when first introduced and when major new updates or enhancements are released. If errors or defects are discovered in current or future solutions, then we may not be able to correct them in a timely manner, if at all. In our development of updates and enhancements to our software solutions, we may make a major design error that causes the solution to operate incorrectly or less efficiently. The failure of software to perform properly could result in the Company and its clients being subjected to losses or liability, including censures, fines, or other sanctions by the applicable regulatory authorities, and we could be liable to parties who are financially harmed by those errors. In addition, such errors could cause the Company to lose revenue, lose clients or suffer damage to its reputation.

In addition, we generally depend on a number of third parties, both in the United States and internationally, to supply elements of our systems, computers, research and market data, connectivity, communication network infrastructure, other equipment and related support and maintenance. We cannot be certain that any of these third parties will be able to continue providing these services to meet our evolving needs effectively. If our vendors, or in certain cases vendors of our customers, fail to meet their obligations, provide poor or untimely service or suffer operational disruptions, and we are unable to make alternative arrangements for the provision of these services, then we may in turn fail to provide our services or to meet our obligations to our customers, and our business, financial condition or results of operations could be adversely affected.

Entity mergers or consolidations and business failures in the banking and financial services industry could adversely affect our business by eliminating some of our existing and potential clients and making us more dependent on a more limited number of clients.

There has been, and may continue to be, substantial consolidation activity in the banking and financial services industry. In addition, certain financial institutions that experienced negative operating results, including some of our clients, have failed, leading to further consolidation. These consolidations, including those spurred by failures, reduce our number of potential clients and may reduce our number of existing clients, which could adversely affect our revenue, even if the events do not reduce the aggregate activities of the consolidated entities. Further, if our clients or our partners across any of our businesses fail, merge with or are acquired by other entities that are not our clients or our partners, or that use fewer of our services, they may discontinue or reduce use of our services. It is also possible that larger financial institutions resulting from consolidations would have greater leverage in negotiating terms or could decide to perform in-house some or all of the services we currently provide or could provide. Any of these developments could have an adverse effect on our business, financial condition or results of operations.

Failure to obtain new clients or renew client contracts on favorable terms could adversely affect our business, financial condition or results of operations.

We may face pricing pressure in obtaining and retaining our clients. Larger clients may use their negotiating leverage to seek price reductions from us when they renew a contract, when a contract is extended, or when the client's business has significant volume changes. Larger clients may also reduce services if they decide to move services in-house. Further, our smaller and mid-size clients may also exert pricing pressure, particularly upon renewal, due to competition or other economic needs or pressures being experienced by the client. On some occasions, this pricing pressure results in lower revenue from a client than we had anticipated based on our previous agreement with that client. This reduction in revenue could adversely affect our business, financial condition or results of operations.

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

Our clients, including those of our clients that are banks, may be similarly adversely affected by any bank failure or other event affecting financial institutions. Any resulting adverse effects to our clients' liquidity or financial performance could reduce the demand for our services or affect our allowance for credit losses and collectability of trade receivables. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and cash flows and may necessitate additional allowances for anticipated losses. Any such additional allowances could materially and adversely affect our business, financial condition or results of operations.

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

Because the Company is a technology service provider to U.S. financial institutions, it is subject to regular oversight and examination by the FBA, each agency of which is a member of the FFIEC, an interagency body of federal banking regulators. The FBA have broad discretion in the implementation, interpretation and enforcement of banking and consumer protection laws and use the FFIEC's uniform principles, standards and report forms in their review of bank service providers like FIS. A failure to comply with these laws, or a failure to meet the supervisory expectations of the banking regulators, could result in adverse action against the Company. The regulators have the authority to, among other things, enjoin "unsafe or unsound" practices; require affirmative actions to correct any violation or practice; issue administrative orders that can be judicially enforced; direct the sale of subsidiaries or other assets; and assess civil money penalties.

The Company is also subject to ongoing supervision by regulatory and governmental bodies across the world, including economic and conduct regulators, such as OFAC, BIS and FinCEN in the U.S., the FCA, OFSI and OTSI in the U.K., and regulatory and governmental bodies responsible for issuing anti-money laundering, anti-bribery, and global economic sanctions and export control regulations. These various regulatory regimes require compliance across many aspects of our activities. Among other things, such regulatory and financial crime compliance obligations require certain capital requirements; safeguarding, training, authorization, supervision and oversight of personnel, systems, processes, controls, and documentation; and reporting to government entities. As we continue to grow our global business around the world, we will become subject to additional countries' regulations governing critical third-party service providers, financial crime and other regulatory areas. Our failure to comply with any of these requirements could result in the suspension or revocation of a license, loss of consumer confidence, and/or the imposition of civil or criminal penalties.

We also have business operations that store, process or transmit consumer information or have direct relationships with consumers. As such, we are obligated to comply with regulations, including, but not limited to, the FCRA, the Federal Fair Debt Collection Practices Act and applicable privacy requirements, and we are subject to examination and oversight by the CFPB. In addition, our wealth and retirement business holds a charter in the state of Georgia, which obligates us to comply with regulatory compliance requirements of the Georgia Department of Banking and Finance. Our U.S. wealth and retirement business is required to hold certain levels of regulatory capital as defined by the state banking regulator in Georgia. In the U.K., our Platform Securities and broker-dealer businesses are regulated by the FCA and are also subject to further regulatory capital requirements.

The Consumer Financial Protection Bureau ("CFPB") continues to establish rules and regulations for regulating financial and non-financial institutions and providers to those institutions to ensure adequate protection of consumer privacy and to ensure consumers are not impacted by deceptive business practices, as well as to provide examination and supervisory authority over consumer reporting agencies, including ChexSystems. These rules and regulations govern our clients or potential clients and also govern certain of our businesses. These regulations have resulted, and may further result, in the need for us to make capital investments to modify our solutions to facilitate our clients' and potential clients' compliance, as well as to deploy additional processes or reporting to comply with these regulations. In the future, we may need to incur additional expenses to ensure continued compliance with applicable laws and regulations and to investigate, defend and/or remedy actual or alleged violations. Further, requirements of these regulations have resulted, and could further result, in changes in our business practices, our clients' business practices and those of other marketplace participants that may alter the delivery of services to consumers, which have impacted, and could further impact, the demand for our solutions and services, as well as alter the types or volume of transactions that we process on behalf of our clients. As a result, these requirements, or proposed or future requirements, could have an adverse impact on our financial condition, revenue, results of operations, prospects for future growth and overall business.

The New York Department of Financial Services has enacted rules that require covered financial institutions to establish and maintain cybersecurity programs. Other states also have data security laws that vary in several respects, including with regard to specificity and detail of requirements and the extent to which such requirements apply to the data we collect from individuals. These rules subject us to additional regulation and require us to adopt additional business practices that could also require additional capital expenditures or impact our operating results. Changes to state money transmission laws and regulations, including changing interpretations and the implementation of new or varying regulatory requirements, may result in the need for additional money transmitter licenses. These changes could result in increased costs of compliance, as well as fines or penalties.

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

We are exposed to certain risks relating to the execution services provided by our brokerage operations to our customers and counterparties, which include other broker-dealers, active traders, hedge funds, asset managers, and other institutional and non-institutional clients. These risks include, but are not limited to, customers or counterparties failing to pay for or deliver securities, trading errors, the inability or failure to settle trades, and trade execution system failures. As trading in the U.S. securities markets has become more automated, the potential impact of a trading error or a rapid series of errors caused by a computer or human error or a malicious act has increased. In our other businesses, we generally can disclaim liability for trading losses that may be caused by our software, but in our brokerage operations, we may not be able to limit our liability for trading losses or failed trades, even when we are not at fault. As a result, we may suffer losses that are disproportionately large compared to the relatively modest profit contributions of our brokerage operations.

Moreover, the legislative and regulatory landscape continues to evolve, and we expect that it may cover alternative payment types, including digital and crypto currencies. Any failure to comply with such laws and regulations could expose us to liability, regulatory scrutiny and/or reputational damage. Financial crimes laws may be interpreted and applied inconsistently from country to country and may impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, including associated recordkeeping costs, or could require us to change our business practices in a manner adverse to our business.

Further, our business may be constrained by current and future laws and regulations governing the development, use and deployment of artificial intelligence (including machine learning) ("AI") technologies. These laws and regulations are continuously and rapidly evolving, and there is no single global regulatory framework for AI, creating further uncertainties regarding compliance with such laws and regulations. As a result, our ability to leverage AI could be restricted by burdensome and costly regulatory requirements.

Additionally, in some markets in which we operate, our clients will require us to support them in achieving compliance with increasingly complex and prescriptive regulatory requirements relating to digital operational resilience. For example, under DORA, our E.U. financial entity clients will require us, as a third-party provider of information and communication technology services, to contract with and manage our relationships with such clients (and, where applicable, our relationships with critical third-party technology vendors in our supply chain) in accordance with the requirements of DORA. Failure to support our clients in achieving compliance with DORA and similar global regulatory regimes may cause us to lose revenue, clients, and/or result in damage to our reputation, and may also attract scrutiny from regulators.

If we fail to comply with relevant laws or regulations, then we risk reputational damage, potential civil and criminal sanctions, fines or other action imposed by regulatory or governmental authorities, including the potential suspension or revocation of the permission-based regulatory licenses which authorize the Company to provide core services to customers. Regulatory authorities subject our businesses, from time to time, to regulatory investigations, reviews, examinations and proceedings (both formal and informal), some of which have the potential to result in settlements, fines, penalties, injunctions or other adverse consequences to us. This could result in an adverse effect on FIS' business, reputation and customer relationships, which in turn could adversely affect its financial position and performance.

Many of our clients are subject to a regulatory environment and to industry standards that may change in a manner that reduces the types or volume of solutions or services we provide or may reduce the types or number of transactions in which our clients engage, and therefore reduce our revenue.

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

Constantly evolving global privacy, data protection, cybersecurity, cyber resilience, and AI laws and regulations require the Company to adopt new business practices, update contractual provisions in existing and new contracts, and constantly update our global Privacy and Data Protection Program and our global Information Security Program, which may require transitional and incremental expenses and may impact our future operating results.

The Company is subject to numerous global privacy, data protection, cybersecurity, cyber resilience, and AI laws and regulations, which are continuing to change in ways that impose increasingly complex and costly compliance obligations on us and that have had, and are expected to continue to have, a significant impact on our operations. Failure to comply with new and evolving laws and regulations in these areas could result in significant penalties, damage to our reputation, and loss of business. We have incurred, and will continue to incur, costs to comply with these new laws and regulations. There are also several additional laws being considered by state legislatures, the U.S. Congress, and governments around the world. As a result, we expect that a more substantial compliance effort with varying regimes in different jurisdictions will continue to be necessary in the future, which has the potential to further increase the cost and complexity of our business. Moreover, privacy, data protection, cybersecurity, cyber resilience, and AI laws may be interpreted and applied inconsistently from country to country and may impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance and associated recordkeeping costs or require us to change our business practices in a manner adverse to our business and to incur additional costs. Data localization requirements in evolving privacy, data protection, cybersecurity, cyber resilience, and AI laws could also increase the cost and alter the approach to housing data around the world. In addition, our businesses are increasingly subject to laws and regulations relating to digital transformation, surveillance, encryption, and data onshoring in the jurisdictions in which we operate. For example, under DORA, E.U. regulators are increasingly seeking to mitigate cyber threats and enhance digital resilience within the financial system through new regulations targeting the provision of critical third-party technology services. Compliance with these laws and regulations may require us to change our technology for information security, operational infrastructure, policies, and procedures, which could be time-consuming and costly and may result in additional regulatory burdens for the Company. Furthermore, compliance with these laws and regulations may indirectly impact us in circumstances where we act as a third-party service provider to clients, who are themselves subject to these laws and regulations and who will expect us to take appropriate steps to support them in achieving compliance.

High profile digital banking security breaches or information system failures could impact consumer payment behavior patterns in the future and reduce our transaction volumes.

We are unable to predict whether or when high profile digital banking security breaches or other information system failures will occur and, if they occur, whether consumers will reduce their digital banking service. If consumers reduce digital banking services, and we are not able to adapt to offer our clients alternative technologies, then our revenue and related earnings could be adversely affected.

Misappropriation of and infringement on our intellectual property and proprietary rights, or a finding that our patents are invalid, could impair our competitive position.

Our ability to compete depends in some part upon our proprietary solutions and technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our solutions or to obtain and use information that we regard as proprietary or challenge the validity of our patents with governmental authorities. Policing unauthorized use of our proprietary rights is difficult. We cannot make any assurances that the steps we have taken will prevent misappropriation of, or infringement upon, technology or that the agreements entered into for that purpose will be enforceable. Effective patent, trademark, service mark, copyright, and trade secret protection may not be available in every country in which our applications and services are made available. Misappropriation of our intellectual property or potential litigation concerning such matters could have an adverse effect on our business, financial condition or results of operations. As we increase our international business, we are subject to further risks of misappropriation of, or infringement on, our intellectual property in countries which have laws that are less protective of intellectual property or are enforced in a less protective manner.

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

We use a limited amount of software licensed by its authors or other third parties under so-called "open source" licenses, and we may continue to use such software in the future. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software if we combine our proprietary software with open source software in a certain manner. Additionally, the terms of many open source licenses have not been interpreted by U.S. or other courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source, but we cannot be sure that all open source is submitted for approval prior to use in our solutions. In addition, many of the risks associated with the use of open source cannot be eliminated, and could, if not properly addressed, adversely affect our business.

Using and/or incorporating AI technologies into our business poses additional risks and uncertainties that have the potential to harm our reputation and could have a material adverse effect on our business, financial condition or results of operations.

Incorporating AI technologies into our business offers significant potential to enhance the value of the solutions and services we provide to our clients. If we are unsuccessful in identifying opportunities to expand our portfolio with AI capabilities to strengthen or maintain our market position or enhance our customers' experiences, we may have a competitive disadvantage in developing new products and operating our business. However, AI algorithms may produce unfair, unintended, inaccurate, biased or discriminatory outcomes which could be difficult to detect or explain. Further, the training data underlying third-party AI models may also inadvertently breach intellectual property, privacy or other rights and result in the unauthorized use of confidential information. The integration of AI introduces a variety of risks and uncertainties that may harm our reputation, expose us to lawsuits from consumers or other third parties, introduce security vulnerabilities to our information systems, or have other unintended consequences if we are not successful in mitigating such risks. AI systems may have unintended societal impacts and negative outcomes, such as algorithmic errors that result in inadvertent discrimination or bias. Ensuring that our AI systems are used ethically and in a way that aligns with societal values is critical to maintaining trust with our clients, their customers, and regulators, and will likely be required under laws and regulations governing AI systems.

Additionally, AI systems, whether developed internally or integrated from third-party suppliers, may be susceptible to security vulnerabilities. If these systems are targeted or exploited by cyberattacks, we may face financial and operational costs related to recovery and remediation, required public disclosure, as well as potential reputational damage. The increased sophistication of bad actors raises the risk of significant disruptions, which could impact our operations, as well as customer trust.

The regulatory landscape surrounding AI is evolving quickly, and the jurisdictions in which we operate are increasingly implementing new, complex and sometimes conflicting compliance requirements. For instance, the E.U. AI Act imposes a number of requirements (some of which take effect in August 2025, August 2026 and August 2027) that differ depending on the type and use of a particular AI system, but which will at a minimum include extensive documentation and transparency requirements. These regulatory changes introduce additional risks, including the possibility of failing to meet compliance obligations, which could result in substantial fines, penalties or other regulatory actions.

AI systems are also dependent on strong model governance, which includes the continuous monitoring, auditing and updating of models to reflect the continuous changes in laws, regulations, or legal precedent, and is paramount to managing these ethical and operational concerns. If we do not maintain an adequate model governance function, we may face regulatory risk, lawsuits, security vulnerabilities or other sources of liability and potentially diminish trust in our brand.

Lack of system integrity, fraudulent payments, credit quality, and undetected errors related to funds settlement or the availability of clearing services could result in a financial loss.

We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, banking payments and check clearing that supports consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties, the facilitation of the payment and the detection or prevention of fraudulent payments. A compromise of our continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments could result in a financial loss to us. In addition, we rely on various financial institutions to provide treasury services in support of funds settlement for certain of our solutions. An inability to obtain such treasury services in the future could have a material adverse effect on our business, financial condition or results of operations. Furthermore, if one of our clients, for which we facilitate settlement, defaults on settlement or suffers a fraudulent event due to a deficiency in their controls, then we may suffer a financial loss if the client does not have sufficient capital to cover the loss.

Our business is subject to the risks of international operations, including movements in foreign currency exchange rates.

Our international operations represented approximately 22% of our total 2024 revenue and are largely conducted in currencies other than the U.S. Dollar, including the British Pound Sterling, Euro, Brazilian Real, Australian Dollar, Swedish Krona, Swiss Franc and Indian Rupee. Our business, financial condition or results of operations could be adversely affected due to a variety of factors, including the following:
•changes in a specific country or region's political and cultural climate or economic condition, including a change in governmental regime;
•unexpected or unfavorable changes in foreign laws, regulatory requirements and related interpretations;
•difficulty of effective enforcement of contractual provisions in local jurisdictions;
•inadequate intellectual property protection in foreign countries;
•trade-protection measures, import or export licensing requirements, such as Export Administration Regulations promulgated by the U.S. Department of Commerce, and fines, penalties or suspension or revocation of export privileges;
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
•trade treaties, tariffs or agreements that could increase our costs or otherwise adversely affect our ability to do business in affected countries; and
•compliance with the FCPA and OFAC regulations and other applicable anti-corruption and sanctions laws and regulations, particularly in emerging markets.

Our clients may pay us in foreign currencies. Conducting business in currencies other than the U.S. Dollar subjects us to foreign currency exchange rate fluctuations that can negatively impact our results, period to period, including relative to analyst estimates or guidance. Our primary exposure to movements in foreign currency exchange rates relates to the British Pound Sterling, Euro, Brazilian Real, Australian Dollar, Swedish Krona, Swiss Franc and Indian Rupee. The U.S. Dollar value of our net investments in foreign operations, the periodic conversion of foreign-denominated earnings to the U.S. Dollar (our reporting currency), and our results of operations and, in some cases, cash flows, could be adversely affected in a material manner by movements in foreign currency exchange rates. These risks could cause an adverse effect on our business, financial condition or results of operations. For more information on our exposure to foreign currency risk, see "Foreign Currency Risk" in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

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

We conduct business in foreign countries, including a number of countries with developing economies, and many of our employees, third-party intermediaries and agents in such countries may have direct or indirect interactions with officials and employees of government agencies, state-owned or affiliated entities and other third parties. We may be held liable if they take actions in violation of these laws, even if we do not explicitly authorize them. Although our policies and procedures require compliance with these anti-bribery and anti-corruption laws and are designed to facilitate such compliance, we do business in many countries and cannot make any assurances that our employees, contractors or agents somewhere in the world will not take actions in violation of applicable laws or our policies, for which we may ultimately be held responsible.

In the event that we believe or have reason to believe that our employees, contractors or agents have or may have violated such laws, we may be required to investigate (or to have outside counsel investigate) the relevant facts and circumstances. Detecting, investigating and resolving actual or alleged violations can be an extensive process and require a significant diversion of time, resources and attention from senior management. Further, we cannot assure that any such investigation will successfully uncover all relevant facts and circumstances. Any violation of the FCPA, the U.K. Bribery Act or other applicable anti-bribery or anti-corruption laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, and criminal or civil sanctions, penalties and fines, any of which could adversely affect our business, financial condition or results of operations.

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

Acts of war or terrorism, international conflicts, political instability, natural disasters, power or communications failures, or widespread outbreak of an illness could negatively affect various aspects of our business, including our workforce and our business partners, make it more difficult and expensive to meet our obligations to our customers, and result in reduced revenue from our customers.

Our global operations are susceptible to global events, including threats or acts of war, such as the Russia-Ukraine war and the Israel-Hamas conflict, threats or acts of terrorism, international conflicts, political instability, natural disasters, and power or communications failures. We are also susceptible to a widespread outbreak of an illness or other health issue, such as the COVID-19 pandemic. These events can spread to different locations across the globe and can have an adverse effect on the global economy, reducing consumer and corporate spending upon which our revenue depends. Individual employees can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Some of our operations are in countries where the effects of a widespread illness could be magnified due to health care systems that are less well-developed than in the U.S. The occurrence of any of these events could have an adverse effect on our business, financial condition or results of operations.

The direct and indirect effects of climate change, including increased legal and regulatory requirements and stakeholder expectations, could adversely affect our business.

We may be subject to increased costs, regulations, reporting or other requirements, standards or expectations regarding sustainability and climate change-driven impacts on our business. While we seek to mitigate our business risks associated with climate change, this may require us to incur substantial costs and some of these risks may persist. Changing market dynamics, global policy developments, heightened focus from governmental, media, community, industry and investor stakeholders, and increasing frequency and impact of extreme weather events all have the potential to disrupt our business or the businesses of our customers, vendors and technology partners. Further, there is increased scrutiny, including by governments, regulators, investors, employees, clients and other stakeholders, on sustainability matters, which has resulted in new or additional legal and regulatory requirements and may require increased compliance and operational costs. In addition, if we fail to comply with applicable legal requirements and maintain practices that meet our stakeholders' evolving expectations, it could harm our reputation, adversely affect our ability to attract and retain clients and expose us to increased scrutiny from investors and regulatory authorities. Any of these developments could adversely affect our business, financial condition or results of operations.

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

Our tax returns and positions are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense and could negatively impact our effective tax rate, financial position, results of operations and cash flows in the current and/or future periods. On December 15, 2022, the EU Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development Pillar Two Framework that was supported by over 130 countries worldwide. A significant number of countries are also implementing similar legislation. We are monitoring developments, including in countries that have enacted legislation, and do not currently expect a material adverse impact to the financial statements. We will continue to evaluate Pillar Two legislation and other future tax law changes that could result in negative impacts. In addition, tax-law amendments in the U.S. and other jurisdictions could significantly impact how U.S. multinational corporations are taxed. Although we cannot predict whether or in what form such legislation will pass, if enacted it could have an adverse effect on our business, financial condition or results of operations.

A material weakness in our internal controls could have a material adverse effect on us.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to adequately mitigate the risk of fraud. If we cannot provide reasonable assurance with respect to our financial reports and adequately mitigate the risk of fraud, our reputation and results of operations could be harmed. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the inherent risk that the control may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate.

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

We may not achieve the anticipated benefits of our Worldpay Sale, which we completed in January 2024. The anticipated strategic, financial, and operational gains may not materialize, and costs or revenue dis-synergies could exceed expectations. Additionally, we have entered into ongoing arrangements with Worldpay for transition services which have required, and are expected to continue to require, significant resources and could offset the impact of our cost-saving initiatives. While we retain a 45% equity interest in Worldpay, we do not have control of Worldpay, exposing us to certain risks including risks related to Worldpay’s operations and merchant acquiring business.

As a result of the Worldpay Sale, our revenue sources are less diversified, which could increase our exposure to adverse developments affecting financial institutions. Additionally, our common stock now represents a smaller company, with proportionally increased exposure to our remaining business risks.

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
•difficulty and expense in integrating newly acquired businesses and operations, including combining solution and service offerings, and in entering into new markets in which we are not experienced, in an efficient and cost-effective manner while maintaining adequate standards, controls and procedures, and the risk that we may encounter significant unanticipated costs or other problems associated with integration;
•difficulty and expense in consolidating, integrating, and rationalizing IT infrastructure and integrating acquired software;
•challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;
•risk that our markets do not evolve as anticipated and that the strategic acquisitions and divestitures do not prove to be those needed to be successful in those markets;
•risk that acquired systems expose us to cybersecurity and other data security risks;

•costs to reach appropriate standards to protect against cybersecurity and other data security risks, or the timelines to achieve such standards, may exceed those estimated in diligence;
•risk that acquired companies are subject to new regulatory regimes or oversight where we have limited experience, which may result in additional compliance costs and potential regulatory penalties;
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
•risk that we may be responsible for unanticipated U.S. federal income tax liabilities related to acquisitions or divestitures;
•risk that we are not able to complete strategic divestitures within expected time frames or on satisfactory terms and conditions, including obtaining enforceable non-competition arrangements applicable to certain of our business lines;
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

As of December 31, 2024, goodwill aggregated to $17.3 billion, or 51% of total assets, and intangible assets aggregated to $1.3 billion, or 4% of total assets. Current accounting rules require goodwill to be assessed for impairment at least annually or whenever changes in circumstances indicate potential impairment and require intangible assets with finite useful lives to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors that may be considered a change in circumstance include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. If worldwide or U.S. economic conditions decline significantly with prolonged negative impacts to bank spending and consumer behavior, or if other business or market changes significantly impact our outlook, then the remaining carrying amount of our goodwill and other intangible assets may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations. We will continue to monitor the fair value of our reporting units and other intangible assets as well as our market capitalization and the impact of any prolonged economic downturn on our business to determine the likelihood of impairment.

Risks Related to Our Indebtedness

Our existing debt levels and future levels under existing facilities and debt service requirements may adversely affect us, including our financial condition or business flexibility, and prevent us from fulfilling our obligations under our outstanding indebtedness.

As of December 31, 2024, we had total debt of approximately $11.3 billion. Our level of debt, or any increase in our debt level, could adversely affect our business, financial condition, operating results and operational flexibility, including as follows: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes; (ii) our debt level may limit operational flexibility and our ability to pursue business opportunities and implement certain business strategies; (iii) some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; (iv) we have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition and vulnerability to general adverse economic and industry conditions; (v) there are significant debt maturities or maturities that may need to be refinanced, potentially at higher rates; and (vi) failure to satisfy our obligations under our outstanding debt or failure to comply with the financial or other restrictive covenants contained in the indenture governing our senior notes or in our credit facility could result in an event of default that could cause all of our debt to become due and payable.

We have exposure to fluctuations in the Euro-USD exchange rates, which could negatively affect our cost to service or refinance our Euro-denominated debt securities.

At December 31, 2024, the Company had outstanding approximately €4.0 billion aggregate principal amount of Euro-denominated senior notes and approximately €0.1 billion aggregate principal amount of Euro-denominated commercial paper, or the combined equivalent of approximately $4.3 billion aggregate principal amount. A vast majority of this EUR denominated indebtedness has been economically converted into USD through derivative instruments (see "Financial Instruments" in note 15 to the consolidated financial statements).

If our cash flows generated in foreign currencies are insufficient to settle our foreign currency denominated indebtedness, then we may need to exchange U.S. Dollars or funds in other currencies to make such payments, which could result in increased costs to us in the event of adverse changes in currency exchange rates. We have utilized and expect to continue to utilize foreign currency forward contracts and other hedges in an effort to mitigate currency risk, but we cannot make assurances that such hedging arrangements will be effective or will remain available to us on acceptable terms, or at all. In addition, we cannot predict economic and market conditions (including prevailing interest rates and foreign currency exchange rates) at the applicable times when our various series of Euro-denominated indebtedness are scheduled to mature, nor can there be any assurance that we would be able to refinance any series of our Euro-denominated indebtedness on acceptable terms at any such time, all of which could have an adverse financial impact on us.

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

The Company maintains investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P BBB, Moody's Baa2, Fitch BBB), as well as its commercial paper program (S&P A-2, Moody's P-2, Fitch F2). Failure to maintain investment grade rating levels could adversely affect the Company's cost of funds and liquidity and access to certain capital markets but would not have an adverse effect on our ability to access our existing Revolving Credit Facility. Please note that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

Statement Regarding Forward-Looking Information

The statements contained in this Form 10-K or in our other documents or in oral presentations or other management statements that are not purely historical are forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, as well as other statements about our expectations, beliefs, intentions, or strategies regarding the future, or other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements include statements about anticipated financial outcomes, including any earnings outlook or projections, projected revenue or expense synergies or dis-synergies, business and market conditions, outlook, foreign currency exchange rates, deleveraging plans, expected dividends and share repurchases of the Company, the Company's sales pipeline and anticipated profitability and growth, plans, strategies and objectives for future operations, strategic value creation, risk profile and investment strategies, any statements regarding future economic conditions or performance and any statements with respect to the future impacts of the Worldpay Sale or any agreements or arrangements entered into in connection with such transaction. These statements may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results or outlook, statements of outlook and various accruals and estimates. These statements relate to future events and our future results and involve a number of risks and uncertainties. Forward-looking statements are based on management's beliefs as well as assumptions made by, and information currently available to, management.

Actual results, performance or achievement could differ materially from these forward-looking statements. The risks and uncertainties to which forward-looking statements are subject include the following, without limitation:
•changes in general economic, business and political conditions, a recession, intensified or expanded international hostilities, acts of terrorism, increased rates of inflation or interest, changes in either or both the United States and international lending, capital and financial markets or currency fluctuations;

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
•the effect of legislative initiatives or proposals, statutory changes, governmental or applicable regulations and/or changes in industry requirements, including privacy, data protection, cybersecurity, cyber resilience and AI laws and regulations;
•our ability to comply with climate change legal and regulatory requirements and to maintain practices that meet our stakeholders' evolving expectations;
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
•risks associated with managing pension cost, cybersecurity issues, IT outages experienced by us or by third parties and data privacy;
•our ability to navigate the opportunities and risks associated with using and/or incorporating AI technologies into our business;
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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Cybersecurity is fundamental to FIS' complex, global business. As part of our business, FIS and its vendors, technology partners, and clients electronically receive, process, store and transmit a wide range of confidential information, including sensitive customer information and consumer personal data. Our operations extend to managing payment systems, cash access and prepaid card systems. Cyberattacks on information technology systems and the vendors and technological supply chain they rely on continue to grow in frequency, complexity and sophistication. This is a trend we expect to continue. Cyberattacks have garnered significant attention from individuals, businesses, governmental entities and the media drawing the focus of a large ecosystem of criminal threat actors. The objectives of these cyberattacks include, among other things, gaining unauthorized access to systems to disrupt operations, steal information, seek ransom payments from victims, perpetrate financial fraud, or sell stolen information. Perpetrators of cyberattacks attempt to exploit technical, human, social, and organizational vulnerabilities to gain unauthorized access. There is a growing trend of identifying and exploiting vulnerabilities in widely used technologies or vendor systems, allowing a single compromise or failure to extend unauthorized access to numerous systems.

FIS takes actions to assess, identify, and manage risks from cybersecurity threats to our information systems and those of our vendors and technology partners. A significant focus of our ongoing efforts is how we identify these vulnerabilities and prevent and respond to cyberattacks. Our processes include the activities of the FIS Cyber Fusion Center, which provides 24x7x365 cybersecurity threat monitoring and response. They also include structured defense-in-depth initiatives, such as perimeter security, remote access security, endpoint security, application security and identity management. In addition, we engage in extensive information security training of our employees who use and access our information systems. Our process for identification and management of risks from cybersecurity threats includes regular communication with cyber experts, engagement of cybersecurity partners to review our systems, regular audits of our information security by third-party assessors and consultants, and regular interactions with vendors and technology partners to oversee and identify material risks associated with the information systems utilized by such persons.

Our process of identifying and remediating cybersecurity risks has been integrated into our overall risk management system and processes. It is overseen by our Chief Information Security Officer and Chief Risk Officer, who report to our Board of Directors and its Risk and Technology Committee on a quarterly basis. The Chief Information Security Officer provides ongoing oversight for the management of cybersecurity risks across the firm leveraging a series of qualitative and quantitative risk assessment routines. Risk escalations are facilitated through the enterprise risk management framework, including the Company's Enterprise Risk Committee and the Board of Directors via the Risk and Technology Committee. Facilitated via regular updates on cybersecurity risk, our Board of Directors takes an active role in overseeing, managing, and setting risk tolerances for our cybersecurity program. Our Chief Information Security Officer has over 15 years of technology and cybersecurity experience, including previous senior leadership roles at major financial institutions and possesses industry certifications such as the Certified Information Systems Security Professional (CISSP). Additional leaders and key contributors composing the cybersecurity leadership team possess specific expertise, certifications, and previous work experience aligned to their assigned responsibilities. Our Enterprise Risk Committee, responsible for providing oversight for cybersecurity risks, is a cross-functional representation of senior leadership with requisite experience and expertise to provide risk oversight, including the Chief Risk Officer, Chief Legal Officer, Chief Technology Officer, Chief Compliance Officer, Chief Privacy Officer, and FIS Business Presidents.

FIS remains focused on making additional strategic investments in information security to protect our clients and our information systems from risks from cybersecurity threats. This includes both capital expenditures and operating expenses on hardware, software, staff and consulting services. These investments in the past have been and are reasonably likely to continue to be material to our results of operations. Further, notwithstanding our investments and other processes and efforts described above and elsewhere in this Annual Report on Form 10-K, we cannot guarantee that FIS will not be the subject of a cyberattack that would have a material effect on its financial condition or results of operations. See "Risk Factors" in Item 1A.

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

Item 2.    Properties

FIS' corporate headquarters is located at 347 Riverside Avenue, Jacksonville, Florida. In addition, FIS owns or leases support centers, data processing facilities and other facilities at approximately 85 locations. We believe our facilities and equipment are generally well maintained and are in good operating condition. We believe that the equipment we own and our various facilities are adequate for our present and foreseeable business needs.

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

See Note 18 to the consolidated financial statements for information about certain legal matters and indemnifications and warranties.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the ticker symbol "FIS." As of January 31, 2025, there were approximately 9,024 shareholders of record of our common stock.

In January 2025, the Board of Directors approved a quarterly dividend of $0.40 per share beginning with the first quarter of 2025. A regular quarterly dividend of $0.40 per common share is payable on March 25, 2025, to shareholders of record as of the close of business on March 11, 2025. We currently expect to continue to pay quarterly dividends at a target payout ratio consistent with our capital allocation strategy, without regard to our equity method investment earnings (loss) attributable to our interest retained in Worldpay post-separation. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock. In August 2024, our Board of Directors approved a separate, incremental share repurchase program authorizing the repurchase of up to $3.0 billion in aggregate value of shares of our common stock. Repurchases under these programs will be made at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. Neither of these repurchase programs has an expiration date, and either program may be suspended for periods, amended or discontinued at any time. Under the January 2021 program, the Company repurchased approximately 54 million shares for an aggregate of $4.0 billion in 2024, approximately 9 million shares for an aggregate of $0.5 billion in 2023, and approximately 21 million shares for an aggregate of $1.8 billion in 2022. Approximately 1 million shares remained available for repurchase under the January 2021 program as of December 31, 2024, and the Company will exhaust its authorization under this program in the first quarter of 2025, after which it will repurchase shares under the 2024 authorization.

The following table summarizes the shares repurchased by the Company under the January 2021 program during the three-month period ended December 31, 2024, and the number of shares remaining authorized for repurchase by the Company. As of December 31, 2024, the Company had not repurchased any shares under the August 2024 program.

				Maximum number
				of shares that
			Total cost of shares	may yet be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased	Average price	plans or programs	programs
Period	(in millions)	paid per share	(in millions)	(in millions)
October 1-31, 2024	4.3	$87.89	$373.6	8.9
November 1-30, 2024	3.5	$87.16	308.8	5.4
December 1-31, 2024	4.0	$83.25	333.0	1.4
	11.8		$1,015.4

The graph below compares Fidelity National Information Services, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Supercap Data Processing & Outsourced Services index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2019 to 12/31/2024.

	12/19	12/20	12/21	12/22	12/23	12/24

Fidelity National Information Services, Inc.	$100.00	$102.76	$80.26	$51.00	$46.83	$64.14
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P Supercap Data Processing & Outsourced Services	$100.00	$124.60	$120.19	$100.28	$118.52	$126.45
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following section discusses management's view of the financial condition and results of operations of FIS and its consolidated subsidiaries as of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023 and 2022, unless otherwise noted.

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

Business Trends and Conditions

Revenue Sources and Markets

Our revenue from continuing operations is primarily derived from a combination of technology and processing solutions, transaction processing fees, professional services and software license fees. While we are a global company and do business around the world, the majority of our revenue is generated by clients in the U.S. The majority of our international revenue is generated by clients in the U.K., Germany, Canada, Australia, Brazil, Switzerland and France. In addition, the majority of our revenue has historically been recurring under multi-year Banking and Capital Markets contracts that contribute relative stability to our revenue stream. These solutions, in general, are considered critical to our clients' operations. Professional services revenue is typically non-recurring, though recognition often occurs over time rather than at a point in time. Sales of software licenses are typically non-recurring with point-in-time recognition and are less predictable.

Economic Trends

We are experiencing relatively stable sales cycles and levels of client activity across our businesses. We have experienced, and continue to experience, relatively high inflation in our primary markets over the medium-term cycle. Relatively high interest rates have had, and may continue to have, a negative impact on our interest expense. However, during 2024, we used a portion of the net proceeds from the Worldpay Sale to repay our borrowings under our commercial paper programs and reduce our long-term debt, which has decreased our interest expense from previous levels. Impacts of foreign currency fluctuations remained slightly favorable during 2024. Given the volatility of exchange rates and the mix of currencies involved in both revenues and expenses, the direction and magnitude of future effects of currency fluctuations are uncertain.

Worldpay Sale

On January 31, 2024, the Company completed the Worldpay Sale for cash consideration in a transaction valuing the Worldpay Merchant Solutions business at an enterprise value of $18.5 billion, including $1.0 billion of consideration contingent on the returns realized by Buyer exceeding certain thresholds. The net cash proceeds received by FIS at the closing were greater than $12 billion, net of estimated closing adjustments, debt restructuring fees, taxes and transaction costs. We used a portion of the proceeds from the sale to retire debt and repurchase shares, and we plan to continue to use the remaining proceeds to return additional capital to shareholders through our existing share repurchase authorizations, as well as for general corporate purposes, including acquisitions, while maintaining an investment grade credit rating. In connection with the Worldpay Sale, FIS and Worldpay entered into commercial agreements, preserving a key value proposition for clients of both businesses and minimizing potential dis-synergies. FIS and Worldpay also entered into additional agreements as described in Note 4 to the consolidated financial statements. Upon closing of the Worldpay Sale, we retained a non-controlling 45% equity interest in Worldpay. FIS' share of the net income of Worldpay subsequent to the sale is reported as Equity method investment earnings (loss), net of tax.

As a result of the Worldpay Sale, we recorded an estimated loss on sale of $578 million during 2024. We also recorded a tax benefit of $1.1 billion, primarily from the release of U.S. deferred tax liabilities that were not transferred in the Worldpay Sale, net of the estimated U.S. tax cost that we expect to incur as a result of the Worldpay Sale. Completion of remaining purchase agreement provisions in connection with the Worldpay Sale could result in further adjustments to the loss on sale amount and the estimated U.S. tax cost.

Investments in Innovation

We continue to assist financial institutions and other businesses in migrating to outsourced integrated technology solutions to improve their profitability and address increasing and ongoing regulatory requirements. We believe our integrated solutions and outsourced services are well-positioned to address this outsourcing trend across the markets we serve.

We continue to invest in modernization, innovation and integrated solutions to meet the demands of the markets we serve and to compete with global banks, financial and other technology providers, and emerging technology innovators. We invest both internally and through investment opportunities in companies building complementary technologies in the financial services space. Our internal development activities have related primarily to the modernization of our proprietary core systems in each of our segments, design and development of next-generation digital and innovative solutions and development of processing systems and related software applications and risk management platforms. We expect to continue to invest an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems to address emerging technology trends in response to the needs of our clients, and to enhance the capabilities of our outsourcing infrastructure.

Digital One Platform

Consumer preference, particularly in younger generations, continues to shift from traditional branch banking services to digital-first banking solutions. It is increasingly clear that a priority for our clients is to provide a unified, engaging and inclusive banking experience powered by digital capabilities across all channels and customer activities. Our Digital One platform helps our clients, from top-tier large financial institutions with over $10 billion in assets to top-tier and mid-tier community banks, provide a set of modern digital solutions to support all customer types, including retail consumers, sole proprietors, small businesses and large corporations, through any channel, including desktop, tablet, smartphone, and branch. The uniform customer experience extends to support a broad range of financial services including opening new accounts, servicing existing accounts, money movement, and personal financial management, as well as other consumer, small business and commercial banking capabilities. The Digital One platform is host-agnostic, and our digital suite has been enabled across multiple FIS core banking platforms, including IBS, Horizon, Modern Banking Platform, AffinityEdge, and Systematics, in addition to non-FIS platforms run by banking financial institutions who demand market-leading digital capabilities.

Banking Industry Consolidation

Consolidation within the banking industry has occurred and may continue to occur, primarily in the form of merger and acquisition activity among financial institutions, which generally increases competition among financial technology providers. However, consolidation resulting from specific merger and acquisition transactions may be beneficial to our business. When consolidations of financial institutions occur, merger partners often operate systems obtained from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit if the client retains our solutions and expands the use of them following the consolidation to support the newly combined entity. Conversely, we may lose revenue if we are providing solutions to both entities, or if a client of ours is involved in a consolidation and our solutions are not chosen to support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation may have greater leverage in negotiating terms or could decide to perform in-house some or all of the solutions that we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive solutions to take advantage of specific opportunities at the surviving company.

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

Cybersecurity Threats and Solutions

Cyberattacks on information technology systems and the vendors and technological supply chain on which they rely continue to grow in frequency, complexity and sophistication. This is a trend we expect to continue with widespread impacts, including potentially some pertinent to FIS. The continued growth in the frequency, complexity and sophistication of cyberattacks, coupled with the continued interconnection in the global technology ecosystem, present both a threat and an opportunity for FIS. Using expertise we have gained from our ongoing focus and investment, we have developed and we offer fraud, security, risk management and compliance solutions to target this growth opportunity in the financial services industry. We also use certain of these solutions to manage our own risks. See Item 1C for additional discussion of how the Company assesses, identifies, and manages cybersecurity risks.

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

Revenue Recognition

Application of GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, complex arrangements with nonstandard terms and conditions may require significant contract interpretation in the determination of distinct performance obligations. Other judgments may include the evaluation of the standalone selling price for each performance obligation and whether separate contracts with the same customer should be combined and considered part of one arrangement.

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

Purchase Accounting

We allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in business combination transactions at their estimated fair values, except as otherwise required. Any portion of the purchase price in excess of the recorded amount of the net identifiable assets acquired is recognized as goodwill. The estimates used to determine the fair value of long-lived assets, such as customer relationships and software intangible assets, are complex and require a significant amount of management judgment. When necessary, we engage third-party valuation specialists to assist us in making these fair value determinations. We generally use discounted cash flow models, which require internally developed assumptions, to determine the acquisition fair value of customer relationship intangible assets and developed technology software assets. Assumptions for customer relationship asset valuations typically include forecasted revenue attributable to existing customer contracts and relationships, estimated annual attrition, forecasted margin, and estimated weighted average cost of capital and discount rates. Assumptions for software asset valuations typically include forecasted revenue attributable to the software assets, obsolescence rates, estimated royalty rates and estimated weighted average cost of capital and discount rates. The forecasted revenue and margins used in the discounted cash flow models are critical estimates in determining the fair value of customer relationships and developed technology software assets as these estimates are influenced by many factors including historical financial information and management’s expectation for future operating results as a combined company.

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

During the year ended December 31, 2024, we had three acquisitions that were accounted for as business combinations, as discussed in Note 5 to the consolidated financial statements. We had no material business combinations, individually or in the aggregate, during the years ended December 31, 2023 and 2022.

Goodwill Impairment

The Company assesses goodwill for impairment by reporting unit on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. Our reporting units are the same as our primary operating segments, with additional reporting units, as applicable, for certain non-strategic businesses within the Corporate and Other segment. Goodwill impairment assessments require a significant amount of management judgment, and a meaningful change in one or more of the underlying forecasts, estimates, or assumptions used in testing goodwill for impairment could result in a material impact on the Company's financial position or results of operations. Based on the results of our assessments, goodwill of the reporting units in our continuing operations was not impaired in any of the periods presented.

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

For our Banking and Capital Markets reporting units, we performed a quantitative annual assessment in 2022 which concluded that the fair values of these reporting units substantially exceeded their respective carrying amounts. For 2023 and 2024, we performed a qualitative annual assessment of these reporting units and concluded that it remained more likely than not that the fair values of these reporting units continued to exceed their respective carrying amounts. Given the substantial excess of fair value over carrying amounts, we believe the likelihood of obtaining materially different results based on a change of assumptions to be low.

Income Taxes

There is inherent uncertainty in quantifying our income tax positions. Management judgment is required to determine our provision for income taxes and income tax assets and liabilities. Management assesses our tax positions based on the application of accounting principles to our facts and circumstances and our interpretation of the tax laws, treaties and regulations, which are complex, vary by jurisdiction and may be subject to different interpretation by relevant taxing authorities.

We have various tax filing positions, including the allocation of income among various jurisdictions and the applicability of deductions and credits, which affect the timing and amount of our taxable income. We record a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We also evaluate and measure uncertain tax positions taken or expected to be taken on tax returns and record liabilities for such positions that in our judgment may not be sustained, or only partially sustained, upon examination by taxing authorities. Our assessment may change based on various factors, including changes in facts or circumstances, changes in tax law and audit activity.

Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates. If one or more of the taxing authorities were to successfully challenge a position taken, it could have a material adverse effect on our financial condition, results of operations or cash flows.
Related-Party Transactions

We are a party to related-party agreements with Worldpay as discussed in Note 4 to the consolidated financial statements. In connection with the closing of the Worldpay Sale, we entered into several agreements with certain Worldpay entities and entered into additional agreements with Worldpay during 2024, as further described in Note 4 to the consolidated financial statements.

Consolidated Results of Operations

	Year ended December 31,			$ Change		% Change
				2024 vs	2023 vs	2024 vs	2023 vs
	2024	2023	2022	2023	2022	2023	2022
	(In millions)
Revenue	$10,127	$9,831	$9,720	$296	$111	3%	1%
Cost of revenue	(6,323)	(6,175)	(6,259)	(148)	84	2	(1)
Gross profit	3,804	3,656	3,461	148	195	4	6
Gross profit margin	38%	37%	36%
Selling, general and administrative expenses	(2,185)	(2,096)	(2,182)	(89)	86	4	(4)
Asset impairments	(52)	(113)	(103)	61	(10)	NM	NM
Other operating (income) expense, net - related party	(142)	—	—	(142)	—	NM	NM
Operating income	1,709	1,447	1,176	262	271	18	23
Operating margin	17%	15%	12%
NM = Not meaningful

Revenue

Revenue for the year ended December 31, 2024, increased primarily due to new sales to both new and existing customers and increased transaction processing volumes, partially offset by declines associated with our non-strategic businesses. Revenue was not materially impacted by foreign currency movements versus the prior year period.

Revenue for the year ended December 31, 2023, increased primarily due to recurring revenue growth in the Banking and Capital Markets segments. Revenue was not materially impacted by foreign currency movements.

See "Segment Results of Operations" below for more detailed explanation.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue for the year ended December 31, 2024, increased primarily due to increased infrastructure and labor expenses, which include costs to support the Worldpay transition services agreement ("TSA"). Gross profit margin for the year ended December 31, 2024, increased primarily due to operating leverage, continued cost management and increased higher-margin license revenue, partially offset by dis-synergies associated with the Worldpay Sale.

Cost of revenue for the year ended December 31, 2023, decreased due to lower intangible asset amortization resulting primarily from using accelerated amortization methods which apply a declining rate over time, contributing to higher gross profit and gross profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2024, increased primarily due to higher expenses relating to the separation of the Worldpay Merchant Solutions business, offset in part by lower labor costs.

Selling, general and administrative expenses for the year ended December 31, 2023, decreased primarily due to lower acquisition, integration and other costs partially offset by inflation.

Asset Impairments

Asset impairments for the year ended December 31, 2024, related primarily to an estimated loss recorded on the expected sale of a non-strategic business.

Asset impairments for the year ended December 31, 2023, related primarily to the termination of certain internally developed software projects.

Asset impairments for the year ended December 31, 2022, related primarily to real estate, the sale of a non-strategic business and certain software assets.

Operating Income and Operating Margin

The annual change in operating income and operating margin for the years ended December 31, 2024 and 2023, resulted from the revenue and cost variances noted above.

Other Operating (Income) Expense, Net - Related Party

As described in Note 4 to the consolidated financial statements, under the terms of the Worldpay TSA, during 2024, the Company provided technology infrastructure, risk and security, accounting and various other corporate services to Worldpay. The income received for these services is recorded in Other operating (income) expense, net - related party, and the corresponding expenses are recognized in Cost of revenue and Selling, general and administrative expense in the consolidated statement of earnings (loss).

Total Other Income (Expense), Net

	Year ended December 31,			$ Change		% Change
				2024 vs	2023 vs	2024 vs	2023 vs
	2024	2023	2022	2023	2022	2023	2022
Other income (expense):	(In millions)
Interest expense, net	$(250)	$(621)	$(281)	$371	$(340)	60%	(121)%
Other income (expense), net	(162)	(164)	3	2	$(167)	NM	NM
Total other income (expense), net	$(412)	$(785)	$(278)	373	$(507)	NM	NM
NM = Not meaningful

The decrease in interest expense, net during the year ended December 31, 2024, was primarily due to a reduction in our outstanding borrowings under our commercial paper programs and senior notes using a portion of the net proceeds from the Worldpay Sale and increased interest income generated on the proceeds of the Worldpay Sale.

The increase in interest expense, net during the year ended December 31, 2023, was primarily due to higher interest rates on our variable-rate debt, including the impact of our fixed-to-variable interest rate swaps discussed further in Note 15 to the consolidated financial statements, offset in part by increased interest income.

Other income (expense), net for the periods presented consists of various income and expense items outside of the Company's operating activities, including foreign currency transaction remeasurement gains and losses; realized and unrealized gains and losses on equity security investments, including impairment losses on these investments; and fair value adjustments on certain non-operating assets and liabilities, including certain derivatives as further described in Note 15 to the consolidated financial statements.

The year ended December 31, 2024, included loss on extinguishment of debt of approximately $(174) million, as discussed in Note 14 to the consolidated financial statements.

The $(167) million net change in Other income (expense), net during the year ended December 31, 2023, related primarily to foreign currency transaction remeasurement losses and the impact of the change in fair value of interest rate swaps accounted for as economic hedges during the year ended December 31, 2023. See Note 15 to the consolidated financial statements for further discussion of the interest rate swaps.

Provision (Benefit) for Income Taxes

	Year ended December 31,			$ Change		% Change
				2024 vs	2023 vs	2024 vs	2023 vs
	2024	2023	2022	2023	2022	2023	2022
	(In millions)
Provision (benefit) for income taxes	$362	$157	$314	$205	$(157)	NM	NM
Effective tax rate	28%	24%	35%
NM = Not meaningful

The increase in the effective tax rate for the year ended December 31, 2024, was predominately driven by increases to income tax relating to foreign earnings and operations. As described in Note 3 to the consolidated financial statements, the Company reflects its investor-level tax impact relating to equity method investments as a component of Equity method investment earnings (loss), net of tax in the consolidated statement of earnings (loss). Therefore, equity method investment earnings (loss) and the related investor-level tax are excluded from the calculation of FIS' annual effective tax rate.

The decrease in the effective tax rate for the year ended December 31, 2023, was predominately driven by the decrease in GAAP pre-tax earnings.

Equity Method Investment Earnings (Loss)

	Year ended December 31,			$ Change		% Change
				2024 vs	2023 vs	2024 vs	2023 vs
	2024	2023	2022	2023	2022	2023	2022
	(In millions)
Equity method investment earnings (loss), net of tax	$(145)	$—	$—	$(145)	$—	NM	NM
NM = Not meaningful

As discussed in Note 1 to the consolidated financial statements, the Company completed the Worldpay Sale on January 31, 2024, retaining a non-controlling equity interest in Worldpay. We account for our 45% equity interest in Worldpay using the equity method of accounting. During the period from February 1, through December 31, 2024, our share of the net income of Worldpay is reported as Equity method investment earnings (loss), net of tax, in the consolidated statement of earnings (loss) and reflects FIS' investor-level tax impact on its investment in Worldpay. See Note 4 to the consolidated financial statements for summary Worldpay financial information.

Discontinued Operations

	Year ended December 31,			$ Change		% Change
				2024 vs	2023 vs	2024 vs	2023 vs
	2024	2023	2022	2023	2022	2023	2022
	(In millions)
Revenue	$413	$4,859	$4,809	$(4,446)	$50	(92)%	1%
Earnings (loss) from discontinued operations related to major classes of pre-tax earnings (loss)	$179	$(5,549)	$(17,276)	5,728	11,727	NM	NM
Loss on assets held for sale	$—	$(1,909)	$—	1,909	(1,909)	NM	NM
Loss on sale of disposal group	$(578)	$—	$—	(578)	—	NM	NM
Provision (benefit) for income taxes	$(1,062)	$(301)	$52	(761)	(353)	NM	NM
Earnings (loss) from discontinued operations, net of tax attributable to FIS	$663	$(7,157)	$(17,328)	7,820	10,171	NM	NM
NM = Not meaningful

As discussed in Note 1 to the consolidated financial statements, the Company completed the Worldpay Sale on January 31, 2024. The results of the Worldpay Merchant Solutions business prior to the completion of the Worldpay Sale have been presented as discontinued operations.

For the year ended December 31, 2024, changes in each of the captions above from the prior year are a result of the Worldpay Sale.

For the year ended December 31, 2023, revenue from discontinued operations increased from the prior year primarily due to eCommerce volume growth.

For the year ended December 31, 2023, Earnings (loss) from discontinued operations related to major classes of pre-tax earnings (loss), as well as Earnings (loss) from discontinued operations, net of tax, included a $6.8 billion impairment of goodwill. Additionally, beginning on July 5, 2023, the Company ceased amortization of long-lived assets held for sale. For the year ended December 31, 2022, earnings (loss) from discontinued operations related to major classes of pre-tax earnings (loss) included a $17.6 billion impairment of goodwill.

For the year ended December 31, 2023, we recorded a pre-tax loss on assets held for sale of $1.9 billion, reflecting the establishment of a valuation allowance to reduce the Worldpay Merchant Solutions disposal group's carrying value down to fair value less cost to sell as discussed in Note 3 to the consolidated financial statements.

For the year ended December 31, 2024, we recorded a loss on sale of the Worldpay disposal group of $578 million, including the impact of post-closing adjustments recorded to date.

For the year ended December 31, 2024, the Company recorded a tax benefit of $1.1 billion, primarily from the write-off of U.S. deferred tax liabilities that were not transferred in the Worldpay Sale, net of the estimated U.S. tax cost that the Company expects to incur as a result of the Worldpay Sale.

Segment Results of Operations

FIS reports its financial performance based on the following segments: Banking Solutions; Capital Market Solutions;
and Corporate and Other.

Adjusted EBITDA is a measure of segment profit or loss reported to the chief operating decision maker, the Company's Chief Executive Officer and President, for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), equity method investment earnings (loss), and depreciation and amortization, and excludes certain costs that do not constitute normal, recurring, cash operating expenses necessary to operate our business. These excluded costs generally consist of the purchase price amortization of acquired intangible assets as well as acquisition, integration and certain other costs and asset impairments. These costs and adjustments are recorded in the

Corporate and Other segment for the periods discussed below. Financial information, including details of Adjusted EBITDA, for each of our segments is set forth in Note 22 to the consolidated financial statements.

Banking Solutions

	Years ended December 31,			$ Change		% Change
				2024 vs	2023 vs	2024 vs	2023 vs
	2024	2023	2022	2023	2022	2023	2022
	(In millions)
Revenue	$6,892	$6,743	$6,625	$149	$118	2%	2%
Adjusted EBITDA	$3,032	$2,908	$2,840	124	68	4	2
Adjusted EBITDA margin	44.0%	43.1%	42.9%
Adjusted EBITDA margin basis points change	90	20

Year ended December 31, 2024, compared to 2023:

Revenue in our Banking segment increased 2% for the year ended December 31, 2024. Recurring revenue contributed 3% to the total segment revenue growth rate, driven by higher transaction processing revenue. A decline in non-recurring revenue offset the growth rate by (1%), driven by the completion of federally funded pandemic relief programs.

Adjusted EBITDA increased year over year due to the revenue impacts noted above and the positive impact of the operating leverage and labor productivity and outsourcing initiatives. Adjusted EBITDA margin expanded year over year, driven primarily by labor productivity and outsourcing initiatives and favorable revenue mix compared to the prior year, including an increase in high-margin license revenue.

Year ended December 31, 2023, compared to 2022:

Revenue in our Banking segment increased 2% for the year ended December 31, 2023. Recurring revenue contributed 3% to the total segment revenue growth rate, as payments volumes increased year over year, including volumes in our commercial services and value-added processing businesses. A decline in non-recurring and professional services revenue offset the growth rate by a combined (1%).

Adjusted EBITDA increased year over year due to the revenue impacts noted above and savings generated from the Company's Future Forward initiatives. Adjusted EBITDA margin was flat year over year, as Future Forward cost savings offset unfavorable revenue mix year over year, including a reduction in high-margin license and termination fee revenue.

Capital Market Solutions

	Years ended December 31,			$ Change		% Change
				2024s	2023 vs	2024vs	2023 vs
	2024	2023	2022	2023	2022	2023	2022
	(In millions)
Revenue	$2,979	$2,766	$2,631	$213	$135	8%	5%
Adjusted EBITDA	$1,519	$1,390	$1,338	129	52	9	4
Adjusted EBITDA margin	51.0%	50.3%	50.9%
Adjusted EBITDA margin basis points change	70	(60)

Year ended December 31, 2024, compared to 2023:

Revenue in our Capital Markets segment increased 8% for the year ended December 31, 2024. Recurring revenue contributed 5% to the total segment revenue growth rate due to new SaaS sales to both new and existing customers, and non-recurring revenue contributed 2% to the growth rate due primarily to increased license sales. Foreign currency movements contributed 1% to the growth rate.

Adjusted EBITDA increased year over year due to the revenue impacts noted above. Adjusted EBITDA margin increased year over year due primarily to the segment's operating leverage, continued cost management and increased higher-margin license revenue.

Year ended December 31, 2023, compared to 2022:

Revenue in our Capital Markets segment increased 5% for the year ended December 31, 2023. Recurring revenue contributed 6% to the total segment revenue growth rate due to new sales and continued movement to a SaaS-based recurring-revenue model. A decline in professional services revenue offset the growth rate by (1% ).

Adjusted EBITDA increased year over year due to the revenue impacts noted above. Adjusted EBITDA margin declined year over year due to revenue mix.

Corporate and Other

	Years ended December 31,			$ Change		% Change
				2024 vs	2023 vs	2024 vs	2023 vs
	2024	2023	2022	2023	2022	2023	2022
	(In millions)
Revenue	$256	$322	$464	$(66)	$(142)	(20)%	(31)%
Adjusted EBITDA	$(415)	$(346)	$(259)	(69)	(87)	20	34

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes other operating income recorded in connection with our TSA with Worldpay, as well as operations from certain non-strategic businesses.

Year ended December 31, 2024, compared to 2023:

Revenue in our Corporate and Other segment decreased 20% for the year ended December 31, 2024, due to the ramp down of non-strategic businesses.

Adjusted EBITDA decreased primarily due to the revenue impacts noted above, as well as higher costs due to dis-synergies associated with the Worldpay Sale.

Year ended December 31, 2023, compared to 2022:

Revenue in our Corporate and Other segment decreased 31% for the year ended December 31, 2023, due to the ramp down of non-strategic businesses, as well as prior year divestitures.

Adjusted EBITDA decreased as a result of the revenue impacts noted above, as well as higher corporate expenses as compared to the prior year period.

Liquidity and Capital Resources

Cash Requirements

Our principal ongoing cash requirements include operating expenses, income taxes, debt service payments, capital expenditures, stockholder dividends, working capital and timing differences in settlement-related assets and liabilities and may include discretionary debt repayments, share repurchases and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Credit Facility, the U.S. commercial paper program and the Euro-commercial paper program discussed in Note 14 to the consolidated financial statements. The net proceeds from the Worldpay Sale also provided a significant source of funds during 2024.

As of December 31, 2024, the Company had $4,547 million of available liquidity, including $834 million of cash and cash equivalents and $3,713 million of capacity available under its Revolving Credit Facility. Approximately $370 million of cash and cash equivalents is held by our foreign entities. A portion of our domestic cash and cash equivalents relates to net deposits-in-transit, which are typically settled within a few business days. Debt outstanding totaled $11.3 billion, with an effective weighted average interest rate of 2.8%.

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
In January 2025, the Board of Directors approved a quarterly dividend of $0.40 per share beginning with the first quarter of 2025. A regular quarterly dividend of $0.40 per common share is payable on March 25, 2025, to shareholders of record as of the close of business on March 11, 2025. We currently expect to continue to pay quarterly dividends at a target payout ratio consistent with our capital allocation strategy, without regard to our equity method investment earnings (loss) attributable to our interest retained in Worldpay post-separation. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock. In August 2024, our Board of Directors approved a separate, incremental share repurchase program authorizing the repurchase of up to $3.0 billion in aggregate value of shares of our common stock. Repurchases under these programs will be made at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. Neither of these repurchase programs has an expiration date and either program may be suspended for periods, amended or discontinued at any time. Under these share repurchase programs, the Company repurchased approximately 54 million shares for an aggregate of $4.0 billion in 2024, 9 million shares for an aggregate of $0.5 billion in 2023 and 21 million shares for an aggregate of $1.8 billion in 2022. Approximately 1 million shares remained available for repurchase under the January 2021 program as of December 31, 2024, and the Company will exhaust its authorization under this program in the first quarter of 2025, after which it will repurchase shares under the 2024 authorization. We intend to repurchase approximately $1.2 billion of our shares during the year ending December 31, 2025.

Cash Flows from Operations

Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization and other non-cash items including asset impairments, loss on extinguishment of debt, and loss from equity method investment. Cash flows from operations were $2,175 million, $2,078 million and $1,622 million in 2024, 2023 and 2022, respectively. Cash flows from operations increased $97 million in 2024 and increased $456 million in 2023. The 2024 increase in cash flows from operations is primarily due to higher net earnings adjusted for non-cash items, partially offset by timing of working capital. The 2023 increase in cash flows from operations is primarily due to timing of working capital, partially offset by lower net earnings adjusted for non-cash items.

Cash Flows from Investing

Our principal investing activity relates to capital expenditures for software (purchased and internally developed) and property and equipment. We invested approximately $817 million, $780 million and $996 million in capital expenditures (excluding purchases of certain hardware and software subject to financing or other long-term payment arrangements) during 2024, 2023 and 2022, respectively. We expect to continue investing in software and in property and equipment to support our business.

We also invest in acquisitions that complement and extend our existing solutions and capabilities and provide additional solutions to our portfolio, and we dispose of assets that are no longer considered strategic. In 2024, we used approximately $514 million of cash (net of cash acquired) related to new acquisitions. In 2024, in connection with the Worldpay Sale, we received $12.8 billion in cash proceeds and divested $3.1 billion in cash, cash equivalents and restricted cash included in current assets held for sale at the date of sale. In the fourth quarter of 2023, we paid $202 million related to new acquisitions. We expect to continue to invest in acquisitions as part of our strategy to add solutions to help win new clients and cross-sell to existing clients.

During the year ended December 31, 2024, we received distributions of $47 million from Worldpay recorded as investing cash flows. We expect to continue to receive regular cash distributions from Worldpay pursuant to the terms of the Limited Liability Company Operating Agreement ("LLCA") described in Note 4 to the consolidated financial statements.

Cash flows from investing also occasionally include cash received or paid relative to other activities that are not regularly recurring in nature. In 2024 and 2023, we paid approximately $8 million and $20 million, respectively, and in 2022, we received approximately $726 million, of net cash related to the settlement of cross-currency interest rate swaps.

Cash Flows from Financing

Cash flows from financing principally involve borrowing funds, repaying debt, repurchasing shares and paying dividends, For information regarding the Company's debt and financing activity, see "Risk Factors—Risks Related to Our Indebtedness" in Item 1A and "Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk" in Item 7A of this Annual Report and Notes 14 and 15 to the consolidated financial statements.

In 2023, we paid $173 million related to the 2020 Virtus acquisition to redeem a put option exercised by the founders as described in Note 5 to the consolidated financial statements.

Contractual Obligations

FIS' long-term contractual obligations generally include its long-term debt, interest on long-term debt including the impact of accounting hedges, net coupon payments on undesignated interest rate swaps, lease payments on certain of its property and equipment and payments for certain purchase commitments and other obligations. See Notes 14, 15 and 16 to the consolidated financial statements for information on our long-term debt, financial instruments and operating leases, respectively. The following table summarizes FIS' other significant contractual obligations and commitments as of December 31, 2024 (in millions):

		Payments Due in
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Interest (1)	$2,504	$266	$467	$394	$1,377
Purchase commitments (2)	696	340	286	60	10
Interest rate swap net coupons (3)	647	108	216	205	118
Total	$3,847	$714	$969	$659	$1,505
(1)The amounts above include the impact of accounting hedges and assume that (a) applicable margins and commitment fees remain constant; (b) variable-rates in effect as of December 31, 2024, remain constant; (c) no refinancing occurs at debt maturity; (d) only mandatory debt repayments are made; (e) no new hedging transactions are effected; and (f) there are no future currency effects.
(2)Includes obligations principally for software, maintenance, and consulting and outsourced services, including cloud hosting and data centers.
(3)The amounts above reflect the net coupon payments on the fixed-to-variable and offsetting variable-to-fixed interest rate swaps, as described in Note 15, that result in a net fixed coupon spread payable by the Company; the amounts also assume that there are no future currency effects.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

See Note 2 (v) to the consolidated financial statements for information on recently adopted accounting guidance.

Recent Accounting Guidance Not Yet Adopted

See Note 2 (v) to the consolidated financial statements for information on recent accounting guidance not yet adopted.

No recently adopted accounting pronouncements or newly issued accounting pronouncements not yet effective during the fiscal year are expected to have a material impact on our consolidated financial statements or disclosures.

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

Our fixed-rate senior notes (as included in Note 14 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of December 31, 2024. The carrying value, excluding the fair value basis adjustments due to interest rate swaps described below and unamortized discounts, of our senior notes was $10.7 billion as of December 31, 2024. The fair value of our senior notes was approximately $9.9 billion as of December 31, 2024. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program and Revolving Credit Facility (as included in Note 14 to the consolidated financial statements) (collectively, "variable-rate debt"). As of December 31, 2024, our weighted-average cost of debt was 2.8% with a weighted-average maturity of 6.2 years; 93% of our debt was fixed rate, and the remaining 7% was variable-rate debt, inclusive of fair value basis adjustments due to interest rate swaps. A 100 basis-point increase in the weighted-average interest rate on our variable-rate debt would have increased our 2024 annual interest expense by $8 million. We performed the foregoing sensitivity analysis based solely on the outstanding balance of our variable-rate debt as of December 31, 2024. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on the outstanding balance of our variable-rate debt as of December 31, 2023, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $49 million.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. During the years ended December 31, 2024, 2023 and 2022, we generated approximately $1,267 million, $1,261 million and $1,288 million, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Brazilian Real, Australian Dollar, Swedish Krona, Swiss Franc and Indian Rupee. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the years ended December 31, 2024, 2023 and 2022 (in millions):

Currency	2024	2023	2022
Pound Sterling	$43	$43	$42
Euro	27	25	26
Real	12	14	15
Australian Dollar	9	7	7
Swedish Krona	8	10	7
Swiss Franc	6	5	5
Indian Rupee	5	6	9
Total increase or decrease	$110	$110	$111

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenue and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. We do periodically enter into foreign currency forward contracts to hedge foreign currency exposure to intercompany loans, other balance sheet items or expected foreign currency cash flows resulting from forecasted transactions. The Company also utilizes foreign currency-denominated debt and cross-currency interest rate swaps designated as net investment hedges in order to reduce the volatility of the net investment value of certain of its non-U.S. dollar functional currency subsidiaries and utilizes cross-currency interest rate swaps designated as fair value hedges in order to mitigate the impact of foreign currency risk associated with our foreign currency-denominated debt (see Note 15 to the consolidated financial statements).

Item 8.    Financial Statements and Supplementary Data

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Fidelity National Information Services, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Fidelity National Information Services, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of earnings (loss), comprehensive earnings (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 13, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
February 13, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Fidelity National Information Services, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings (loss), comprehensive earnings (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over revenue

As disclosed in Note 2 to the consolidated financial statements, the Company’s revenue consists of the following types of revenue streams: i) transaction processing and services, ii) software maintenance, iii) software license, iv) professional services, and v) other recurring and non-recurring fees.

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

The following are the primary procedures we performed to address this critical audit matter. Based on our knowledge of the Company, we applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. Specifically, we:

•evaluated the design and tested the operating effectiveness of certain internal controls within relevant revenue recognition processes, including general IT controls and IT application controls

•involved IT professionals, who assisted in the identification and testing of certain IT systems and related controls that are used by the Company in its revenue recognition process

•selected certain individual contracts and read the underlying contract and other documents that were part of the contract for each selection and evaluated the consistency of the revenue recognition determinations with the Company’s accounting policies and revenue recognition requirements

•assessed the recorded revenue by selecting a sample of transactions and comparing the amounts recognized for consistency with the Company’s accounting policies and underlying documentation, including contracts with customers and other relevant and reliable third-party data

•performed a software-assisted data analysis to test relationships among certain revenue transactions. For a selection of transactions, we compared the amounts recognized by the Company with underlying documentation, including contracts with customers and cash receipts.

We evaluated the sufficiency of the audit evidence obtained by assessing the results of procedures performed over revenue.

Evaluation of the accounting for income taxes

As discussed in Note 17 to the consolidated financial statements, the Company’s provision for income taxes for the year ended December 31, 2024 was $362 million. The Company has deferred tax liabilities, net of $849 million (including a valuation allowance of $505 million) as of December 31, 2024. The Company has international operations and is subject to the tax laws and regulations of foreign jurisdictions.

We identified the evaluation of the Company’s accounting for income taxes as a critical audit matter. Challenging auditor judgment, and the involvement of tax professionals with specialized skills and knowledge, was required to evaluate the Company’s interpretation and application of income tax regulations in certain foreign jurisdictions and the accounting for income taxes attributable to an internal legal entity restructuring.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s income tax process. This included certain controls related to the Company’s interpretation and application of foreign tax regulations and the accounting for income taxes attributable to an internal legal entity restructuring. We involved tax professionals with specialized skills and knowledge in certain tax jurisdictions, who assisted in:

•    assessing the Company’s organization chart, correspondence and agreements with certain tax authorities, intercompany documentation, and correspondence with third parties

•    evaluating the Company’s interpretation and application of foreign jurisdictional tax regulations and the impact of these regulations on the Company’s tax positions related to an internal legal entity restructuring

•    evaluating the Company’s accounting for income taxes attributable to an internal legal entity restructuring.

Sufficiency of audit evidence over the Sale of the Worldpay Merchant Solutions business

As discussed in Notes 1 and 3 to the consolidated financial statements, on January 31, 2024, the Company completed the sale (Worldpay Sale) of a 55% equity interest in its Worldpay Merchant Solutions business (the Disposal Group) to private equity funds managed by GTCR, LLC. The assets and liabilities of the Disposal Group were deconsolidated, and the retained 45% equity interest is accounted for as an equity method investment. The Company recorded a $3,858 million equity method investment as of December 31, 2024, and a $578 million loss on the sale for the year ended December 31, 2024. The results of the Disposal Group's operations prior to the sale were presented as discontinued operations.

We identified the sufficiency of audit evidence over the deconsolidation of the Worldpay Merchant Solutions business and the recognition of the equity method investment as a critical audit matter. Evaluating the sufficiency of audit evidence required subjective auditor judgment due to the manual process and volume of financial information used to deconsolidate the Disposal Group’s financial information from the continuing operations of the Company and recognize the retained equity interest in the equity method investment.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the deconsolidation and recognition of the equity method investment. Specifically, we:

•evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's deconsolidation of the Disposal Group and recognition of the retained equity interest, including controls over the amounts disclosed

•obtained and read the purchase and sale agreement for the Worldpay Sale and compared the terms of that agreement to the identification of the assets and liabilities included in the Disposal Group

•assessed the Company's manual process to deconsolidate certain assets and liabilities of the Disposal Group by testing completeness and accuracy of certain accounting data and schedules of the Company used to deconsolidate the Disposal Group’s financial information from the continuing operations of the Company

•assessed the Company's manual process to recognize the retained equity interest by agreeing certain inputs to third party documentation and testing the completeness and accuracy of certain accounting data and schedules.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

/s/ KPMG LLP

We have served as the Company's auditor since 2004.

Jacksonville, Florida
February 13, 2025

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2024 and 2023
(In millions, except per share amounts)

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$834	$440
Settlement assets	479	617
Trade receivables, net of allowance for credit losses of $35 and $31, respectively	1,876	1,738
Other receivables	160	109
Receivables from related party	84	—
Prepaid expenses and other current assets	638	641
Current assets held for sale	1,115	10,111
Total current assets	5,186	13,656
Property and equipment, net	646	695
Goodwill	17,260	16,971
Intangible assets, net	1,318	1,823
Software, net	2,526	2,115
Equity method investment	3,858	—
Other noncurrent assets	1,749	1,528
Deferred contract costs, net	1,241	1,076
Noncurrent assets held for sale	—	17,109
Total assets	$33,784	$54,973
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$1,994	$1,773
Settlement payables	500	635
Deferred revenue	902	829
Short-term borrowings	636	4,760
Current portion of long-term debt	968	1,348
Current liabilities held for sale	1,094	8,884
Total current liabilities	6,094	18,229
Long-term debt, excluding current portion	9,686	12,970
Deferred income taxes	863	2,179
Other noncurrent liabilities	1,441	1,446
Noncurrent liabilities held for sale	—	1,093
Total liabilities	18,084	35,917
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.01 par value, 750 shares authorized, 633 and 631 shares issued as of December 31, 2024 and 2023, respectively	6	6
Additional paid in capital	47,129	46,933
(Accumulated deficit) retained earnings	(22,257)	(22,905)
Accumulated other comprehensive earnings (loss)	(364)	(260)
Treasury stock, $0.01 par value, 102 and 48 common shares as of December 31, 2024 and 2023, respectively, at cost	(8,816)	(4,724)
Total FIS stockholders’ equity	15,698	19,050
Noncontrolling interest	2	6
Total equity	15,700	19,056
Total liabilities and equity	$33,784	$54,973
See accompanying notes, which are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings (Loss)
Years Ended December 31, 2024, 2023 and 2022
(In millions, except per share amounts)

	2024	2023	2022
Revenue	$10,127	$9,831	$9,720
Cost of revenue	6,323	6,175	6,259
Gross profit	3,804	3,656	3,461
Selling, general and administrative expenses	2,185	2,096	2,182
Asset impairments	52	113	103
Other operating (income) expense, net - related party	(142)	—	—
Operating income	1,709	1,447	1,176
Other income (expense):
Interest income	101	92	17
Interest expense	(351)	(713)	(298)
Other income (expense), net	(162)	(164)	3
Total other income (expense), net	(412)	(785)	(278)
Earnings (loss) before income taxes and equity method investment earnings (loss)	1,297	662	898
Provision (benefit) for income taxes	362	157	314
Equity method investment earnings (loss), net of tax	(145)	—	—
Net earnings (loss) from continuing operations	790	505	584
Earnings (loss) from discontinued operations, net of tax	663	(7,153)	(17,324)
Net earnings (loss)	1,453	(6,648)	(16,740)
Net (earnings) loss attributable to noncontrolling interest from continuing operations	(3)	(3)	(8)
Net (earnings) loss attributable to noncontrolling interest from discontinued operations	—	(4)	(4)
Net earnings (loss) attributable to FIS	$1,450	$(6,655)	$(16,752)

Net earnings (loss) attributable to FIS:
Continuing operations	$787	$502	$576
Discontinued operations	663	(7,157)	(17,328)
Total	$1,450	$(6,655)	$(16,752)
Basic earnings (loss) per common share attributable to FIS:
Continuing operations	$1.42	$0.85	$0.95
Discontinued operations	1.20	(12.11)	(28.69)
Total	$2.62	$(11.26)	$(27.74)
Diluted earnings (loss) per common share attributable to FIS:
Continuing operations	$1.42	$0.85	$0.95
Discontinued operations	1.19	(12.11)	(28.69)
Total	$2.61	$(11.26)	$(27.74)
Weighted average common shares outstanding:
Basic	553	591	604
Diluted	555	591	604
Amounts in table may not sum or calculate due to rounding.
See accompanying notes, which are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
Years Ended December 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Net earnings (loss)	$1,453	$(6,648)	$(16,740)
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustments	$(216)	$586	$(2,042)
Change in fair value of net investment hedges	353	(677)	1,395
Excluded components of fair value hedges	32	74	—
Reclassification of foreign currency translation adjustments to net earnings (loss) from discontinued operations	(134)	—	—
Share of equity method investment other comprehensive earnings (loss)	(42)	—	—
Other adjustments	(9)	1	39
Other comprehensive earnings (loss), before tax	(16)	(16)	(608)
Provision for income tax (expense) benefit related to items of other comprehensive earnings (loss)	(88)	116	(4)
Other comprehensive earnings (loss), net of tax	(104)	100	(612)
Comprehensive earnings (loss)	1,349	(6,548)	(17,352)
Net (earnings) loss attributable to noncontrolling interest	(3)	(7)	(12)
Comprehensive earnings (loss) attributable to FIS	$1,346	$(6,555)	$(17,364)
See accompanying notes, which are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2024, 2023 and 2022
(In millions, except per share amounts)
(In millions, except per share amounts)

			Amount
			FIS Stockholders
					(Accumulated	Accumulated
	Number of shares			Additional	deficit)	other
	Common	Treasury	Common	paid in	retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2021	625	(16)	$6	$46,466	$2,881	$252	$(2,266)	$11	$47,350
Issuance of restricted stock	5	—	—	(7)	—	—	12	—	5
Exercise of stock options	—	—	—	61	—	—	—	—	61
Purchases of treasury stock	—	(21)	—	—	—	—	(1,829)	—	(1,829)
Treasury shares held for taxes due upon exercise of stock awards	—	(2)	—	—	—	—	(109)	—	(109)
Stock-based compensation	—	—	—	215	—	—	—	—	215
Cash dividends declared ($1.88 per share) and other distributions	—	—	—	—	(1,140)	—	—	(10)	(1,150)
Net earnings	—	—	—	—	(16,752)	—	—	7	(16,745)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(612)	—	—	(612)
Balances, December 31, 2022	630	(39)	$6	$46,735	$(15,011)	$(360)	$(4,192)	$8	$27,186
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	40	—	—	—	—	40
Purchases of treasury stock	—	(9)	—	—	—	—	(510)	—	(510)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(22)	—	(22)
Stock-based compensation	—	—	—	153	—	—	—	—	153
Cash dividends declared ($2.08 per share) and other distributions	—	—	—	—	(1,239)	—	—	(9)	(1,248)
Other	—	—	—	5	—	—	—	—	5
Net earnings (loss)	—	—	—	—	(6,655)	—	—	7	(6,648)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	100	—	—	100
Balances, December 31, 2023	631	(48)	$6	$46,933	$(22,905)	$(260)	$(4,724)	$6	$19,056
Issuance of restricted stock	2	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	4	—	—	—	—	4
Purchases of treasury stock	—	(54)	—	—	—	—	(4,017)	—	(4,017)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(75)	—	(75)
Stock-based compensation	—	—	—	192	—	—	—	—	192
Cash dividends declared ($1.44 per share) and other distributions	—	—	—	—	(802)	—	—	(5)	(807)
Sale of Worldpay noncontrolling interest	—	—	—	—	—	—	—	(2)	(2)
Net earnings (loss)	—	—	—	—	1,450	—	—	3	1,453
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(104)	—	—	(104)
Balances, December 31, 2024	633	(102)	6	47,129	(22,257)	(364)	(8,816)	2	15,700
(1)    Excludes redeemable noncontrolling interest that is not considered equity. See Note 5, Virtus Acquisition, for additional information.
See accompanying notes, which are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2024, 2023 and 2022 (In millions)

	2024	2023	2022
Cash flows from operating activities from continuing operations:
Net earnings (loss)	$1,453	$(6,648)	$(16,740)
Less earnings (loss) from discontinued operations, net of tax	663	(7,153)	(17,324)
Net earnings (loss) from continuing operations	790	505	$584
Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,737	1,744	1,878
Amortization of debt issuance costs	20	29	31
Asset impairments	52	113	103
Loss on extinguishment of debt	174	—	—
Loss (gain) on sale of businesses, investments and other	62	97	(49)
Stock-based compensation	186	120	189
Loss from equity method investment	145	—	—
Deferred income taxes	(204)	(415)	(388)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	(94)	341	(247)
Receivable from related party	(84)	—	—
Settlement activity	2	(3)	3
Prepaid expenses and other assets	(205)	(155)	(72)
Deferred contract costs	(509)	(418)	(415)
Deferred revenue	31	29	21
Accounts payable, accrued liabilities, and other liabilities	72	91	(16)
Net cash provided by operating activities from continuing operations	2,175	2,078	1,622
Cash flows from investing activities from continuing operations:
Additions to property and equipment	(97)	(115)	(227)
Additions to software	(720)	(665)	(769)
Acquisitions, net of cash acquired	(514)	(202)	—
Net proceeds from sale of businesses and investments	12,833	45	50
Cash divested from sale of business	(3,150)	—	—
Settlement of net investment hedge cross-currency interest rate swaps	(8)	(20)	726
Coupon payments on interest rate swaps	(122)	(28)	—
Other investing activities, net	(44)	(24)	(6)
Net cash provided by (used in) investing activities	8,178	(1,009)	(226)
Cash flows from financing activities from continuing operations:
Borrowings	25,430	93,087	75,293
Repayment of borrowings and other financing arrangements	(33,175)	(94,444)	(74,304)
Debt issuance costs	(6)	(3)	(23)
Net proceeds from stock issued under stock-based compensation plans	3	41	57
Treasury stock activity	(4,045)	(522)	(1,938)
Dividends paid	(800)	(1,231)	(1,138)
Purchase of noncontrolling interest	—	(173)	—
Other financing activities, net	43	(7)	(20)
Net cash provided by (used in) financing activities	(12,550)	(3,252)	(2,073)
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	(104)	2,257	2,317
Net cash provided by (used in) investing activities	(39)	(342)	(147)
Net cash provided by (used in) financing activities	(65)	(241)	(500)
Net cash provided by (used in) discontinued operations	(208)	1,674	1,670
Effect of foreign currency exchange rate changes on cash from continuing operations	(31)	5	(42)
Effect of foreign currency exchange rate changes on cash from discontinued operations	(32)	105	(421)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,468)	(399)	530
Cash, cash equivalents and restricted cash, beginning of year	4,414	4,813	4,283
Cash, cash equivalents and restricted cash, end of year	$1,946	$4,414	$4,813
Supplemental cash flow information:
Cash paid for interest	$396	$696	$417
Cash paid for income taxes, net of refunds	$488	$402	$963
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

(1)Organization

FIS is a leading global provider of financial services technology solutions for financial institutions, businesses and developers. We improve the digital transformation of our financial economy, advancing the way the world pays, banks and invests.

On January 31, 2024, the Company completed the sale (the "Worldpay Sale") of a 55% equity interest in its Worldpay Merchant Solutions business to private equity funds managed by GTCR, LLC (such funds, the "Buyer"). FIS retains a non-controlling 45% equity interest in a new standalone joint venture, Worldpay Holdco, LLC ("Worldpay"), following the closing of the Worldpay Sale. FIS' share of the net income (loss) of Worldpay is reported as equity method investment earnings (loss), net of tax. The net cash proceeds received by FIS, net of estimated closing adjustments and transaction costs, are presented as investing cash flows within continuing operations on the consolidated statement of cash flows. See Note 4 for information regarding the equity method investment earnings (loss), net of tax, for the period from February 1, 2024, through December 31, 2024.

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

The Worldpay Merchant Solutions business included the former Merchant Solutions segment in addition to a business previously included in the Corporate and Other segment, which have been reflected as discontinued operations for all periods presented. Accordingly, the Company no longer reports the Merchant Solutions segment; it now reports its financial performance based on the following segments: Banking Solutions ("Banking"), Capital Market Solutions ("Capital Markets") and Corporate and Other. As a result of its ongoing portfolio assessments, the Company reclassified certain businesses from Capital Markets to Banking and to Corporate and Other during the quarter ended March 31, 2023, and reclassified certain non-strategic operations from Banking to Corporate and Other during the quarter ended December 31, 2023. The Company recast all prior-period segment information presented to reflect these reclassifications. See Note 22 for more information regarding our segments.

Amounts in tables in the financial statements and accompanying footnotes may not sum or calculate due to rounding.

Revision of Prior-Period Consolidated Financial Statements

During 2024, the Company identified immaterial misstatements affecting its previously issued consolidated financial statements as of and for the annual periods ended December 31, 2023 and 2022. The misstatements related primarily to the timing of the recognition of expenses associated with inventory-related accruals, along with their related balance sheet impacts, and the presentation of certain value-added tax balances in the consolidated financial statements. The Company has revised its prior-period financial statements to correct these misstatements, as well as other unrelated immaterial misstatements, including adjustments to Revenue and Other income (expense), net. The revisions ensure comparability across all periods reflected herein. A summary of the revisions to the previously reported financial statements is provided in Note 24.

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

The Company records restricted cash in captions other than Cash and cash equivalents in the consolidated balance sheets. The reconciliation between Cash and cash equivalents in the consolidated balance sheets and Cash, cash equivalents and restricted cash per the consolidated statements of cash flows is as follows (in millions):

	December 31,
	2024	2023
Cash and cash equivalents on the consolidated balance sheets	$834	$440
Merchant float from discontinued operations included in current assets held for sale (1)	1,074	2,594
Cash from discontinued operations included in current assets held for sale	38	1,380
Total Cash, cash equivalents and restricted cash per the consolidated statements of cash flows	$1,946	$4,414
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

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations

In a business combination transaction, an acquirer recognizes, separately from goodwill, the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree and generally measures these items at their acquisition date fair values, except as otherwise required. Any portion of the purchase price in excess of the recorded amount of the net identifiable assets acquired is recognized as goodwill. Fair values are determined using the framework outlined above under Fair Value Hierarchy and the methodologies addressed in the individual subheadings. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we report provisional amounts in the financial statements for the items for which the accounting is incomplete. Adjustments to provisional amounts initially recorded that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. During the measurement period, we also recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends the sooner of one year from the acquisition date or when we receive the information we were seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not obtainable. Contingent consideration liabilities or receivables recorded in connection with business acquisitions are also adjusted for changes in fair value until settled.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for settlement assets and payables as well as short-term borrowings approximate their fair values because of their immediate or short-term maturities. The fair value of the Company's long-term debt is based on quoted prices of our senior notes and trades of our debt in close proximity to year end, which are considered Level 2-type measurements. The Company also holds, or has held, certain derivative instruments, specifically interest rate swaps, cross-currency interest rate swaps and foreign currency exchange forward contracts, which are also valued using Level 2-type measurements. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. The fair value of the contingent consideration from the Worldpay Sale, as discussed further in (d) Derivative Financial Instruments below, is based on unobservable inputs and assumptions with respect to the timing and level of returns that will be realized by the Buyer upon certain distribution events, which are considered Level 3-type measurements. As a result of these estimates, the value of financial instruments presented in the Company's consolidated financial statements may not necessarily be indicative of amounts the Company could realize or settle currently.

(d)Derivative Financial Instruments

The Company enters into derivatives to manage foreign currency and interest rate risk; the Company does not use derivatives for trading purposes, to generate income or to engage in speculative activity.

During all periods presented, the Company used cross-currency interest rate swaps to engage in hedging activities relating to changes in foreign currency exchange rates impacting its investment in certain foreign-currency-denominated operations. The Company designated these cross-currency interest rate swaps as net investment hedges. The Company also utilized foreign-

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
currency-denominated debt as non-derivative net investment hedges. During 2023, the Company also began utilizing cross-currency interest rate swaps to engage in hedging activities relating to its exposure to foreign currency risk associated with its foreign currency-denominated debt. The Company designated these cross-currency interest rate swaps as fair value hedges.

Prior to the quarter ended September 30, 2023, the Company used fixed-to-variable interest rate swaps to engage in hedging activities relating to changes in interest rates impacting the fair value of its fixed-rate long-term debt. The Company designated these interest rate swaps as fair value hedges. During the quarter ended September 30, 2023, the Company de-designated these interest rate swaps as fair value hedges and entered into offsetting variable-to-fixed interest rate swaps. The de-designated and new interest rate swaps are accounted for as economic hedges.

During all periods presented, the Company used foreign currency forward contracts as economic hedges to reduce the foreign currency risk associated with payments due at maturity or extinguishment of the Company's foreign currency-denominated debt and cross-currency interest rate swaps.

As part of the Worldpay Sale, the Company obtained the right to receive $1.0 billion of consideration contingent on the returns realized by the Buyer exceeding certain thresholds. The Company recognized this financial instrument as a derivative.

The Company records all derivatives, whether designated in accounting hedging relationships or not, on the consolidated balance sheets at fair value. The Company's derivative contracts are generally subject to master netting arrangements, which contain various netting and setoff provisions; however, the Company has elected to record derivative assets and liabilities on a gross basis in the accompanying consolidated balance sheets in Prepaid expenses and other current assets; Other noncurrent assets; Accounts payable, accrued and other liabilities; or Other noncurrent liabilities, as appropriate. See Notes 15 and 20 for additional details, including accounting policies.

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

(f)Settlement Assets and Payables

The principal components of the Company's settlement assets and payables on the consolidated balance sheets are as follows (in millions):

	December 31,
	2024	2023
Settlement assets
Settlement deposits	$353	$463
Settlement receivables	126	154
Total Settlement assets	$479	$617

Settlement payables	$500	$635

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(g)Contract Related Balances

The payment terms and conditions in our customer contracts may vary. In some cases, customers pay in advance of our delivery of solutions or services; in other cases, payment is due as services are performed or in arrears following the delivery of the solutions or services. Differences in timing between revenue recognition and invoicing result in accrued trade receivables, contract assets, or deferred revenue on our consolidated balance sheets. Trade receivables are accrued when revenue is recognized prior to invoicing but the right to payment is unconditional (i.e., only the passage of time is required). This occurs most commonly when software term licenses recognized at a point in time are paid for periodically over the license term. Contract assets result when amounts allocated to distinct performance obligations are recognized when or as control of a solution or service is transferred to the customer but invoicing is contingent on performance of other performance obligations or on completion of contractual milestones. Contract assets are transferred to trade receivables when the rights become unconditional, typically upon invoicing of the related performance obligations in the contract or upon achieving the requisite project milestone. Deferred revenue results from customer payments in advance of our satisfaction of the associated performance obligation(s) and relates primarily to prepaid maintenance or other recurring services. Deferred revenue is relieved as revenue is recognized. Contract assets and deferred revenue are reported on a contract-by-contract basis at the end of each reporting period. At December 31, 2024 and 2023, contract assets of $220 million and $227 million, respectively, are included in Prepaid expenses and other current assets and $308 million and $240 million, respectively are included in Other noncurrent assets on the consolidated balance sheets. Noncurrent deferred revenue is included in Other noncurrent liabilities as detailed in Note 13. Changes in the contract assets and deferred revenue balances for the years ended December 31, 2024 and 2023, were not materially impacted by any factors other than those described above. In some cases, signing bonuses are paid, or credits are offered, to customers in connection with the origination or renewal of customer contracts. These incentives are recorded as Other noncurrent assets on our consolidated balance sheets and amortized on a straight-line basis as a reduction of revenue over the lesser of the useful life of the solution or the expected customer relationship period for new contracts or over the contract period for renewal contracts.
(h)Goodwill

Goodwill represents the excess of the total consideration transferred in business combinations over the amount of the net identifiable assets acquired in accordance with the measurement guidance for such items. Goodwill is not amortized but is assessed for impairment by reporting unit. The Company assesses goodwill for impairment on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. An impairment charge is recognized when and to the extent a reporting unit's carrying amount is determined to exceed its estimated fair value. Our reporting units are the same as our primary operating segments, with additional reporting units for certain non-strategic businesses within the Corporate and Other segment.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(i)Impairment of Long-Lived Assets and Intangible Assets with Finite Useful Lives

Long-lived assets and intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset, which are Level 3-type measurements. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no significant impairments of long-lived assets or intangible assets with finite useful lives during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, the Company recognized impairment losses totaling $71 million on certain long-lived assets, primarily related to reducing office space, including $43 million for operating lease right-of-use assets.

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

The capitalization of software development costs is based on whether the software is to be sold, leased or otherwise marketed, or if the software is for internal use. After the technological feasibility of the software has been established (for software to be marketed) or at the beginning of application development (for internal-use software), software development costs, which primarily include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for software to be marketed) or prior to application development (for internal-use software) are expensed as incurred. Software development costs are amortized on a solution-by-solution basis commencing on the date of general release (for software to be marketed) or the date placed in service (for internal-use software). Software development costs for internal-use software are amortized using the straight-line method over its estimated useful life, which typically ranges from three to 10 years. Software development costs for software to be marketed are amortized using the greater of (1) the straight-line method over its estimated useful life, which typically ranges from three to 10 years, or (2) the ratio of current revenue to total anticipated revenue over its useful life.

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

See Note 10 for software asset impairment losses and incremental software amortization expense recognized during the years ended December 31, 2024, 2023 and 2022.

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

See Note 11 for deferred contract cost incremental amortization expense recognized during the years ended December 31, 2023 and 2022.

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

(n)Income Taxes

The Company recognizes deferred income tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of using net operating loss and credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred income taxes of changes in tax rates and laws, if any, is reflected in the consolidated financial statements in the period enacted. A valuation allowance is established for any portion of a deferred income tax asset for which management believes it is more likely than not that the Company will not be able to realize the benefits of all or a portion of that deferred income tax asset. The Company has provided for residual income tax on unremitted earnings related to certain foreign subsidiaries based on the Company's cash management strategy including consideration of needs and uses as set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources." Certain of the Company's earnings are indefinitely reinvested offshore and could be subject to additional income tax if repatriated. It is not practicable to determine the unrecognized deferred tax liability on a hypothetical distribution of those earnings.

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

Transaction Processing and Services Revenue

Transaction processing and services revenue is primarily comprised of payment processing, data processing, application management, and outsourced services, including our SaaS, BPaaS and cloud offerings. Transaction processing and services revenue is recurring and is typically volume or activity based depending on factors such as the number of payments, transactions, accounts or trades processed, number of users, number of hours of services or amount of computer resources used. Fees may include tiered pricing structures with the base tier representing a minimum monthly usage fee. Pricing within the tiers typically resets on a monthly basis, and minimum monthly volumes are generally met or exceeded. Contract lengths for processing services typically span one or more years; however, when distinct hosting services are offered, they are often cancelable without a significant penalty with 30-days' notice. Payment is generally due in advance or in arrears on a monthly or quarterly basis and may include fixed or variable payment amounts depending on the specific payment terms and activity in the period.

In transaction processing and services contracts, the nature of the Company's promise to the customer is to stand ready to provide continuous access to the Company's processing platforms and perform an unspecified quantity of transaction processing and outsourced services for a specified term or terms. Accordingly, transaction processing and services are generally viewed as stand-ready performance obligations comprised of a series of distinct daily services. The Company typically satisfies its transaction processing and services performance obligations over time as the services are provided. A time-elapsed output method is used to measure progress because the Company's efforts are expended evenly throughout the period given the nature of the promise is a stand-ready service. The Company has evaluated its variable payment terms related to its transaction processing and services revenue accounted for as a series of distinct days of service and concluded that they generally meet the criteria for allocating variable consideration entirely to one or more, but not all, performance obligations in a contract. Accordingly, when the criteria are met, variable amounts based on the number and type of services performed during a period are allocated to, and recognized on, the day in which the Company performs the related services. Fixed fees for processing services are generally recognized ratably over the contract period.

Transaction processing and services revenue also includes network, interchange, and other pass-through fees. Pass-through fees generally represent variable consideration and are allocated to, and recognized on, the day on which the related services are performed. Pass-through fees are billed monthly. Network and interchange fees are presented on a net basis; other pass through fees may be recorded on either a gross or a net basis depending on whether the Company is acting as a principal or an agent.

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

Software License Revenue

The Company's software licenses generally have significant stand-alone functionality to the customer upon delivery and are considered to be functional intellectual property. Additionally, the nature of the Company's promise in granting these software licenses to a customer is typically to provide the customer with a right to use the Company's intellectual property. The Company's software licenses are generally considered distinct performance obligations. Revenue allocated to software licenses is typically recognized at a point in time upon delivery of the license and is non-recurring. Contracts that contain software licenses often have non-standard terms that require significant judgments that may affect the amount and timing of revenue recognized.

When a software license requires frequent updates that are integral to maintaining the utility of the license to the customer, the Company combines the software license and the maintenance into a single performance obligation, and revenue for the combined performance obligation is recognized in Transaction processing and services revenue as the maintenance is provided, consistent with the treatment described for maintenance above. When a software license contract also includes professional services that provide significant modification or customization of the software license, the Company combines the software license and professional services into a single performance obligation, and revenue for the combined performance obligation is recognized as the professional services are provided, consistent with the methods described below for professional services revenue.

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

Occasionally, the Company offers extended payment terms on its license transactions; however, such transactions are generally not considered to have a significant financing component.

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

(r)Equity Method Investment

The Company reports its investments in unconsolidated entities over whose operating and financial policies the Company has the ability to exercise significant influence, but not control, under the equity method of accounting. Equity method investments are initially recorded at cost and are included in Equity method investment on the consolidated balance sheet, and our share of the investee's earnings or losses is reported in Equity method investment earnings (loss), net of tax, in the consolidated statement of earnings (loss). Given Worldpay's capital structure under the terms of Limited Liability Company Operating Agreement ("LLCA"), which grants us a liquidation preference ahead of other unit holders, we apply the hypothetical liquidation book value ("HLBV") method to determine our share of the investee's earnings or losses because our liquidation rights and priorities differ from our underlying ownership interest. The HLBV method calculates the proceeds that would be

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
attributable to each investor based on the change, during the reporting period, of the amount of net assets to which each investor would be entitled under the liquidation provisions of the governing contractual arrangements if the investment were to be liquidated at book value, excluding any contributions or distributions during the reporting period. The Company also reports its investor-level tax impact relating to equity method investments as a component of Equity method investment earnings (loss) in the consolidated statement of earnings (loss). The carrying values of our equity method investments are adjusted for our equity method investment earnings (loss) before application of investor-level taxes and for our pro rata share of the investee's other comprehensive earnings (loss). The Company monitors its investments for other-than-temporary impairment by considering factors, such as current economic and market conditions and the operating performance of the investees and records reductions in carrying values when necessary. Equity method investees are considered related parties of the Company.

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

(s)Stock-Based Compensation Plans

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

(t)Foreign Currency Translation

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

Gains or losses resulting from measuring foreign currency transactions into the respective functional currency are included in Other income (expense), net in the consolidated statements of earnings (loss).

(u)Net Earnings (Loss) per Share

The basic weighted average shares and common stock equivalents for the years ended December 31, 2024, 2023 and 2022, are computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net earnings (loss) and earnings (loss) per share for the years ended December 31, 2024, 2023 and 2022, are as follows (in millions, except per share data):

	Year ended December 31,
	2024	2023	2022
Net earnings (loss) from continuing operations attributable to FIS	$787	$502	$576
Net earnings (loss) from discontinued operations attributable to FIS	663	(7,157)	(17,328)
Net earnings (loss) attributable to FIS	$1,450	$(6,655)	$(16,752)
Weighted average shares outstanding-basic	553	591	604
Plus: Common stock equivalent shares	2	—	—
Weighted average shares outstanding-diluted	555	591	604
Net earnings (loss) per share-basic from continuing operations attributable to FIS	$1.42	$0.85	$0.95
Net earnings (loss) per share-basic from discontinued operations attributable to FIS	1.20	(12.11)	(28.69)
Net earnings (loss) per share-basic attributable to FIS	$2.62	$(11.26)	$(27.74)
Net earnings (loss) per share-diluted from continuing operations attributable to FIS	$1.42	$0.85	$0.95
Net earnings (loss) per share-diluted from discontinued operations attributable to FIS	1.19	(12.11)	(28.69)
Net earnings (loss) per share-diluted attributable to FIS	$2.61	$(11.26)	$(27.74)

The diluted net loss per share for the year ended December 31, 2023 and 2022, did not include the effect of common stock equivalent shares of 2 million and 3 million, respectively.

Options to purchase approximately 7 million, 8 million and 5 million shares of our common stock for the years ended December 31, 2024, 2023 and 2022, respectively, were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.

(v)Recent Accounting Guidance

Recently Adopted Accounting Guidance

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted the new standard for the fiscal year ending December 31, 2024 and expanded disclosures around significant segment expenses. See Note 22 for further information.

Recent Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 31, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact of adoption on our financial disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires disclosure on an annual and interim basis, in the notes to the financial statements, of disaggregated information about specific categories underlying certain income statement expense line items. This guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the impact of adoption on our financial disclosures.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(w)Certain Reclassifications

Certain reclassifications have been made in the 2023 and 2022 consolidated financial statements to conform to the classifications used in 2024 as described below.

•As a result of our ongoing portfolio assessments, the Company reclassified certain businesses from Capital Markets to Banking and to Corporate and Other during the quarter ended March 31, 2023, and reclassified certain non-strategic operations from Banking to Corporate and Other during the quarter ended December 31, 2023. The Company recast all prior-period segment information presented to reflect these reclassifications. See Note 22 for more information regarding our segments.

•December 31, 2023, was the final deadline for states to complete all benefit issuance under federally funded pandemic relief programs. Accordingly, revenue associated with services the Company provided related to these programs has been classified within the Banking segment as Other non-recurring commencing during the quarter ended December 31, 2023, and related prior-period amounts have been reclassified from Transaction processing and services to Other non-recurring for comparability. See Note 6 for further information.

•Revenue related primarily to software licenses requiring frequent, integral updates was classified as Transaction processing and services revenue during the quarter ended December 31, 2024, and related prior-period amounts have been reclassified from Other recurring revenue to Transaction processing and services for comparability. See Note 6 for further information.

•The consolidated statements of cash flows for the year ended December 31, 2024, are presented on a continuing operations basis, with summarized cash flows from discontinued operations for operating, investing and financing activities shown separately. The consolidated statements of cash flows for the year ended December 31, 2023 and 2022, have been reclassified to conform to the 2024 presentation.

(3)Discontinued Operations

Sale of Worldpay Merchant Solutions Business

As discussed in Note 1, the Company completed the Worldpay Sale on January 31, 2024. The results of the Worldpay Merchant Solutions business prior to the closing of the Worldpay Sale have been presented as discontinued operations. Certain assets and liabilities included as part of the Worldpay Sale have not yet been conveyed and continue to be reported as assets held for sale, and their related earnings (loss) are reported in Earnings (loss) from discontinued operations, net of tax, on the consolidated statements of earnings (loss).

The following table presents a reconciliation of the major components of Earnings (loss) from discontinued operations, net of tax, presented in the consolidated statements of earnings (loss), reflecting activity for the year ended December 31, 2024, 2023 and 2022 (in millions). The Company's presentation of earnings (loss) from discontinued operations excludes general corporate overhead costs that were historically allocated to the Worldpay Merchant Solutions business. Additionally, beginning on July 5, 2023, the Company ceased amortization of long-lived assets held for sale in accordance with FASB ASC Topic 360, Property, Plant and Equipment.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2024	2023	2022
Major components of earnings (loss) from discontinued operations before income taxes:
Revenue	$413	$4,859	$4,809
Cost of revenue	(73)	(1,662)	(2,604)
Selling, general, and administrative expenses	(158)	(1,992)	(1,936)
Asset impairments	—	(6,844)	(17,606)
Interest income (expense), net	3	27	6
Other, net	(6)	63	55
Earnings (loss) from discontinued operations related to major components of pre-tax earnings (loss)	179	(5,549)	(17,276)
Loss on assets held for sale	—	(1,909)	—
Loss on sale of disposal group	(578)	—	—
Earnings (loss) from discontinued operations	(399)	(7,458)	(17,276)
Provision (benefit) for income taxes	(1,062)	(301)	52
Earnings (loss) from discontinued operations, net of tax, attributable to FIS	$663	$(7,157)	$(17,328)

During the year ended December 31, 2023, we recorded a $1.9 billion loss on assets held for sale related to the Worldpay Merchant Solutions reporting unit to reduce its carrying value to its estimated fair value less estimated costs to sell, primarily as a result of the exclusion of certain deferred tax liabilities that were not expected to be transferred in the transaction. This amount was subsequently updated until the closing of the Worldpay Sale.

As a result of the Worldpay Sale, during the year ended December 31, 2024, we recorded a loss on sale of disposal group of $578 million, including the impact of post-closing adjustments recorded to date. We also recorded a cumulative tax benefit of $1.1 billion in connection with the Worldpay Sale, primarily from the release of U.S. deferred tax liabilities that were not transferred in the Worldpay Sale, net of the estimated U.S. tax cost that the Company expects to incur as a result of the Worldpay Sale. Completion of remaining purchase agreement provisions in connection with the Worldpay Sale could result in further adjustments to the loss on sale amount and the estimated U.S. tax cost.

Additionally, as part of the Worldpay Sale, the Company obtained the right to receive $1.0 billion of consideration contingent on the returns realized by the Buyer exceeding certain thresholds ("Worldpay Sale contingent consideration"). The Company recognized this financial instrument as a derivative as discussed further in Note 15.

The following table presents the major classes of assets and liabilities of the disposal group classified as held for sale presented in the consolidated balance sheets as of December 31, 2024, and December 31, 2023 (in millions). As of December 31, 2024, the table excludes the value of certain assets and liabilities held for sale related to the expected sale of a non-strategic business, unrelated to the Worldpay transaction, for which the results are not reported in discontinued operations. Assets held for sale are reported at the lower of their carrying value or fair value less cost to sell and are not depreciated or amortized.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2024	December 31, 2023
Major classes of assets included in discontinued operations:
Cash and cash equivalents	$38	$1,380
Settlement assets	1,074	6,727
Trade receivables, net of allowance for credit losses of $0 and $52, respectively	3	1,843
Prepaid expenses and other current assets	—	161
Total current assets	1,115	10,111
Property and equipment, net	—	207
Goodwill	—	10,906
Intangible assets, net	—	5,971
Software, net	—	1,321
Other noncurrent assets	—	613
Total noncurrent assets	—	19,018
Less valuation allowance	—	(1,909)
Total assets of the disposal group classified as held for sale	$1,115	$27,220

Major classes of liabilities included in discontinued operations:
Accounts payable, accrued and other liabilities	$2	$998
Settlement payables (1)	1,074	7,821
Other current liabilities	—	65
Total current liabilities	1,076	8,884
Deferred income taxes	—	599
Other noncurrent liabilities	—	494
Total noncurrent liabilities	—	1,093
Total liabilities of the disposal group classified as held for sale	$1,076	$9,977

(1)As of December 31, 2024, Settlement payables includes $134 million due to Worldpay, which is a related party.

Settlement Assets

The principal components of the Company's settlement assets of the disposal group are as follows (in millions):

	December 31, 2024	December 31, 2023
Settlement assets
Settlement deposits	$—	$56
Merchant float	1,074	2,594
Settlement receivables	—	4,077
Total Settlement assets	$1,074	$6,727

(4)Equity Method Investment

As discussed in Note 1, the Company completed the Worldpay Sale on January 31, 2024, retaining a non-controlling equity interest in Worldpay. We account for our 45% minority ownership in Worldpay using the equity method of accounting. This investment is reflected in Equity method investment on our December 31, 2024, consolidated balance sheet. During the eleven-month period from February 1, 2024, through December 31, 2024, the Company's share of the net income of Worldpay and our investor-level tax impact is reported as Equity method investment earnings (loss), net of tax, in the consolidated statement of earnings (loss). During the year ended December 31, 2024, we received distributions of $47 million from Worldpay, which are recorded in Other investing activities, net on the consolidated statement of cash flows for the year ended December 31, 2024.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summary Worldpay financial information is as follows (in millions):

Eleven months
ended
Statement of Earnings (Loss)	December 31, 2024
Revenue	$4,732
Gross profit	$2,422
Earnings (loss) before income taxes	$(342)
Net earnings (loss) attributable to Worldpay	$(444)
FIS share of net earnings (loss) attributable to Worldpay, net of tax (1)	$(145)

(1)For the eleven months ended December 31, 2024, this amount is net of $67 million of investor-level tax benefit, as well as intra-entity eliminations for timing differences between the Company and Worldpay's recognition of profits and losses on related-party transactions.

Balance Sheet	December 31, 2024
Current assets	$8,126
Noncurrent assets	$15,834
Current liabilities	$5,979
Noncurrent liabilities	$9,321
Noncontrolling interest	$1

Continuing Involvement with Discontinued Operations and Related-Party Transactions

In connection with the closing of the Worldpay Sale, the Company entered into, and subsequently amended, an LLCA with respect to Worldpay, and a registration rights agreement with respect to the Company's retained equity interest in Worldpay. The LLCA provides that FIS has the right to appoint a minority of the board of managers of Worldpay and that FIS has customary consent and consultation rights with respect to certain material actions of Worldpay, in each case, subject to ownership stepdown thresholds. The LLCA contains, among other things, covenants and restrictions relating to other governance, liquidity and tax matters, including non-solicitation and noncompetition covenants, distribution mechanics, preemptive rights and follow-on equity funding commitments of the Buyer, and restrictions on transfer and associated tag-along and drag-along rights. Neither FIS nor the Buyer may transfer any of its interest in Worldpay prior to January 31, 2026, without the other's prior written consent. Each of FIS and the Buyer will have the right to require Worldpay to consummate an initial public offering ("IPO") or sale transaction after the fourth anniversary of the closing, subject to certain return hurdles and (in the case of an IPO) public float requirements, which requirements will fall away following the sixth anniversary of the closing.

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

During the eleven months ended December 31, 2024, pass-through costs of $247 million were incurred under the ELA, and third-party pass-through costs of $159 million were incurred under the TSA, and were netted against the equal and offsetting reimbursement amounts due from Worldpay. Additionally, during the eleven months ended December 31, 2024, net TSA services income of $142 million was recognized in Other operating (income) expense, net - related party, with approximately two-thirds of the corresponding expense recorded in Cost of revenue and the remainder recorded in Selling, general and administrative expense in the consolidated statement of earnings (loss). Revenue earned during the eleven months ended December 31, 2024, from various commercial services provided to Worldpay was $140 million.

For the eleven months ended December 31, 2024, we collected net cash of $704 million related to the ELA, TSA and commercial agreements with Worldpay. As of December 31, 2024, we recorded a receivable of $84 million in Receivable from

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
related party on the consolidated balance sheet in connection with the TSA and commercial agreements. Under the TSA and commercial agreements, amounts are generally invoiced monthly in arrears and are payable by electronic transfer within 30 days of invoice. As of December 31, 2024, we recorded a settlement payable of $134 million in Current liabilities held for sale on the consolidated balance sheet for amounts to be settled to Worldpay. The settlement payable is generally paid within five business days. As of December 31, 2024, we also recorded other payables to Worldpay of $25 million in Accounts payable, accrued and other liabilities on the consolidated balance sheet. These amounts are generally payable within 30 days.

Prior to the Worldpay Sale, the Company issued standby letters of credit and made parental guarantees (collectively "Guarantees") in the ordinary course of its business to various counterparties on behalf of certain former subsidiaries included in the Worldpay Sale, including a guarantee of a liability that a Worldpay subsidiary owes to the former owners of Worldpay Group plc (the "CVR Liability"). FIS and Worldpay have agreed to maintain these Guarantees through January 31, 2026, affording Worldpay time to arrange for alternatives to the Guarantees. Worldpay’s aggregate amount of borrowing capacity under the standby letters of credit guaranteed by FIS is $273 million. As of December 31, 2024, there were no amounts outstanding under the standby letters of credit. As of December 31, 2024, Worldpay’s CVR liability was $378 million and is due on October 12, 2027. There is no limitation to the maximum potential future payments under the other remaining Guarantees, and such maximum potential amount of future payments cannot be estimated due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each agreement. As of December 31, 2024, there are no amounts drawn under any of the Guarantees. In the event a Worldpay subsidiary were to default on a performance obligation covered by the Guarantees, the Company could be required to make payment or be subject to claims; however, in any such case, Worldpay is required under the terms of the agreement governing the Worldpay Sale to fully reimburse and indemnify the Company. The Company considers the likelihood of incurring a loss under the Guarantees to be remote, and no amounts have been accrued with respect to these Guarantees.

(5)Acquisitions

2024 Business Combinations

During the year ended December 31, 2024, the Company completed acquisitions of three businesses for total cash consideration, net of cash acquired, of $514 million. These acquisitions were recorded as business combinations. The results of operations and financial position of the acquisitions are included in the consolidated financial statements subsequent to the closing of each acquisition. We recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values, consisting primarily of $83 million of customer relationships and $153 million of software assets. The Company also recorded $351 million of goodwill for the residual amount by which the purchase price exceeded the fair value of the net assets acquired. The purchase price allocations are provisional as of December 31, 2024, and the Company expects to finalize them as soon as practicable, but no later than one year from each of the respective acquisition dates. There were no significant business combinations, individually or in the aggregate, completed during 2023 and 2022.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(6)Revenue

As a result of the Company's ongoing portfolio assessments, the Company reclassified certain businesses from Capital Markets to Banking and to Corporate and Other during the quarter ended March 31, 2023, and reclassified certain non-strategic operations from Banking to Corporate and Other during the quarter ended December 31, 2023. The Company recast all prior-period segment information presented to reflect these reclassifications.

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue. The tables also include a reconciliation of the disaggregated revenue with the Company's reportable segments.

For the year ended December 31, 2024 (in millions):

	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Primary Geographical Markets:
North America	$5,893	$1,839	$117	$7,849
All others	999	1,140	139	2,278
Total	$6,892	$2,979	$256	$10,127

Type of Revenue:
Recurring revenue:
Transaction processing and services	$5,146	$1,507	$207	$6,860
Software maintenance	362	576	2	940
Other recurring	244	62	3	309
Total recurring	5,752	2,145	212	8,109

Software license	196	431	1	628
Professional services	551	399	4	954
Other non-recurring	393	4	39	436
Total	$6,892	$2,979	$256	$10,127

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the year ended December 31, 2023 (in millions):

	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Primary Geographical Markets:
North America	$5,812	$1,712	$167	$7,691
All others	931	1,054	155	2,140
Total	$6,743	$2,766	$322	$9,831

Type of Revenue:
Recurring revenue:
Transaction processing and services (1) (2)	$4,981	$1,409	$276	$6,666
Software maintenance	364	531	2	897
Other recurring (2)	227	53	4	284
Total recurring	5,572	1,993	282	7,847

Software license	131	369	8	508
Professional services	562	391	9	962
Other non-recurring (1)	478	13	23	514
Total	$6,743	$2,766	$322	$9,831

For the year ended December 31, 2022 (in millions):

	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Primary Geographical Markets:
North America	$5,710	$1,566	$284	$7,560
All others	915	1,065	180	2,160
Total	$6,625	$2,631	$464	$9,720

Type of Revenue:
Recurring revenue:
Transaction processing and services (1) (2)	$4,806	$1,300	$421	$6,527
Software maintenance	358	498	2	858
Other recurring (2)	189	32	1	222
Total recurring	5,353	1,830	424	7,607

Software license	160	377	—	537
Professional services	632	419	8	1,059
Other non-recurring (1)	480	5	32	517
Total	$6,625	$2,631	$464	$9,720

(1)    December 31, 2023, was the final deadline for states to complete all benefit issuance under federally funded pandemic relief programs. Accordingly, revenue associated with services the Company provided related to these programs has been classified as Other non-recurring commencing in the fourth quarter of 2023, and related prior-period amounts have been reclassified from Transaction processing and services to Other non-recurring for comparability. Revenue associated with services the Company provided related to these programs was $151 million and $112 million for the years ended December 31, 2023 and 2022, respectively.
(2)    Revenue related primarily to software licenses requiring frequent, integral updates has been classified as Transaction processing and services revenue commencing in the quarter ended December 31, 2024, and related prior-period amounts have been reclassified from Other recurring revenue to Transaction processing and services for comparability. Revenue reclassified for the year ended December 31, 2023, was $21 million, $28 million and $37 million within Banking, Capital Markets and Corporate and Other, respectively. Revenue reclassified for the year ended December 31, 2022, was $21 million, $26 million and $37 million within Banking, Capital Markets and Corporate and Other, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contract Balances

The Company recognized revenue of approximately $728 million, $677 million and $696 million, during the years ended December 31, 2024, 2023 and 2022, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2024, approximately $23.5 billion of revenue is estimated to be recognized in the future from the Company's remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 32% of our remaining performance obligations over the next 12 months, approximately another 24% over the next 13 to 24 months, and the balance thereafter.

(7)Property and Equipment

Property and equipment as of December 31, 2024 and 2023, consist of the following (in millions):

	2024	2023
Land	$32	$33
Buildings	439	435
Leasehold improvements	98	105
Computer equipment	1,404	1,387
Furniture, fixtures, and other equipment	110	114
	2,083	2,074
Accumulated depreciation and amortization	(1,437)	(1,379)
Total Property and equipment, net	$646	$695

During the years ended December 31, 2024, 2023 and 2022, the Company entered into financing arrangements of $29 million, $53 million and $63 million, respectively, for certain hardware and software purchases. The assets are included in Property and equipment, net, and Software, net, and the financing arrangements are classified as Long-term debt, on our consolidated balance sheets. Periodic payments are included in Repayment of borrowings and other financing arrangements on the consolidated statements of cash flows.

Depreciation and amortization expense on property and equipment totaled $175 million, $165 million and $186 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(8)Goodwill

Changes in goodwill during the years ended December 31, 2024 and 2023, are summarized below (in millions).

	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Balance, December 31, 2022	$12,536	$4,260	$20	$16,816
Goodwill attributable to acquisitions	37	64	—	101
Foreign currency adjustments	15	39	—	54
Balance, December 31, 2023	12,588	4,363	20	16,971
Goodwill attributable to acquisitions	138	217	—	355
Foreign currency adjustments	(27)	(39)	—	(66)
Balance, December 31, 2024	$12,699	$4,541	$20	$17,260

For our Banking and Capital Markets reporting units, we performed a quantitative annual assessment in 2022 which concluded that the fair values of these reporting units substantially exceeded their respective carrying amounts. For 2023 and

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
2024, we performed a qualitative annual assessment of these reporting units and concluded that it remained more likely than not that the fair values of these reporting units continued to exceed their respective carrying amounts. Given the substantial excess of fair value over carrying amounts, we believe the likelihood of obtaining materially different results based on a change of assumptions to be low.

(9)Intangible Assets

Intangible assets as of December 31, 2024, consist of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$6,296	$(5,056)	$1,240
Trademarks and other	148	(70)	78
Total Intangible assets, net	$6,444	$(5,126)	$1,318

Intangible assets as of December 31, 2023, consist of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$6,326	$(4,583)	$1,743
Trademarks and other	142	(62)	80
Total Intangible assets, net	$6,468	$(4,645)	$1,823

Amortization expense for intangible assets with finite lives was $641 million, $467 million and $486 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Estimated amortization of intangible assets for the next five years is as follows (in millions):

2025	$582
2026	214
2027	182
2028	161
2029	95

(10)Software

Software as of December 31, 2024 and 2023, consists of the following (in millions):

	2024	2023
Software from acquisitions	$880	$754
Capitalized software development costs	3,151	2,775
Purchased software	605	633
	4,636	4,162
Accumulated amortization	(2,110)	(2,047)
Total Software, net	$2,526	$2,115

During the years ended December 31, 2024, 2023, and 2022, the Company entered into long-term payment arrangements of $158 million, $28 million, and $3 million, respectively, for certain purchased software. The related long-term payment obligations are classified as Other noncurrent liabilities, with the current portion recorded in Accounts payable, accrued and other liabilities, on our consolidated balance sheets. Periodic payments are included in Other investing activities, net, on the consolidated statements of cash flows.

During the years ended December 31, 2024, 2023 and 2022, the Company recorded $19 million, $81 million and $31 million, respectively, of software asset impairments and $0 million, $18 million and $75 million, respectively, of incremental software amortization expense driven by the Company's platform modernization. Platform modernization includes sunsetting

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
certain technology platforms, which resulted in shortened estimated useful lives and accelerated amortization methods primarily impacting the associated assets over an approximate three-year period, beginning in the third quarter of 2021.

Amortization expense for software was $585 million, $588 million and $640 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(11)Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of December 31, 2024 and 2023, consists of the following (in millions):

	2024	2023
Contract costs on implementations in progress	$381	$291
Contract origination costs on completed implementations, net	602	542
Contract fulfillment costs on completed implementations, net	258	243
Total Deferred contract costs, net	$1,241	$1,076

For the years ended December 31, 2024, 2023 and 2022, amortization of deferred contract costs on completed implementations was $336 million, $310 million and $324 million, respectively.

During the years ended December 31, 2024, 2023 and 2022, the Company recorded $0 million, $6 million, and $34 million respectively, of incremental amortization expense related to deferred contract costs driven by the Company's platform modernization.

(12)Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities as of December 31, 2024 and 2023, consists of the following (in millions):

	2024	2023
Accrued salaries and incentives	$445	$472
Income taxes payable	279	3
Trade accounts payable	214	110
Taxes other than income tax	126	123
Accrued interest payable	117	144
Accrued benefits and payroll taxes	74	106
Operating lease liabilities	74	85
Related-party payables	25	—
Other accrued liabilities	640	730
Total Accounts payable, accrued and other liabilities	$1,994	$1,773

(13)Other Noncurrent Assets and Liabilities

Other noncurrent assets as of December 31, 2024 and 2023, consists of the following (in millions):

	2024	2023
Accrued accounts receivable and contract assets	$606	$468
Operating lease ROU assets (1)	230	214
Equity security investments	191	195
Customer inducements	162	150
Deferred compensation plan assets	161	152
Derivatives	120	172
Other	279	177
Total Other noncurrent assets	$1,749	$1,528

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other noncurrent liabilities as of December 31, 2024 and 2023, consists of the following (in millions):

	2024	2023
Derivatives	$633	$789
Operating lease liabilities (1)	177	178
Deferred compensation plan liabilities	151	138
Purchased software with long-term payment arrangements	146	17
Pensions	127	110
Deferred revenue	117	149
Other	90	65
Total Other noncurrent liabilities	$1,441	$1,446

(1)See Note 16, Operating Leases

Equity Security Investments

The Company holds various equity securities without readily determinable fair values. These securities primarily represent strategic investments made by the Company as well as investments obtained through acquisitions. Such investments totaled $191 million and $195 million at December 31, 2024 and 2023, respectively, and are included within Other noncurrent assets on the consolidated balance sheets. The Company accounts for these investments at cost, less impairment, and adjusts the carrying values for observable price changes from orderly transactions for identical or similar investments of the same issuer. These adjustments are generally considered Level 2-type fair value measurements. The Company records realized and unrealized gains and losses on these investments as well as impairment losses, as Other income (expense), net on the consolidated statements of earnings (loss) and recorded net (losses) gains of $(5) million, $(48) million and $(31) million for the years ended December 31, 2024, 2023 and 2022, respectively, related to these investments. The net loss recorded for the 2023 period primarily relates to impairments. The net loss recorded during 2022 included a $78 million impairment loss.

(14)Debt
Long-term debt as of December 31, 2024 and 2023, consisted of the following (in millions):

	December 31, 2024
		Weighted
	Stated	Average
	Interest	Interest		December 31,
	Rates	Rate (1)	Maturities	2024	2023
Fixed Rate Notes
Senior USD Notes	1.2% - 5.6%	3.7%	2025 - 2052	$6,381	$8,659
Senior Euro Notes	0.6% - 3.0%	2.7%	2025 - 2039	4,154	4,968
Senior GBP Notes	2.3% - 3.4%	9.6%	2029 - 2031	214	1,178
Revolving Credit Facility (2)		5.6%	2029	151	127
Financing arrangements for certain hardware and software				66	96
Other (3)				(312)	(710)
Total long-term debt, including current portion				10,654	14,318
Current portion of long-term debt				(968)	(1,348)
Long-term debt, excluding current portion				$9,686	$12,970
(1)The weighted average interest rate includes the impact of the fair value basis adjustments due to interest rate swaps and the impact of cross-currency interest rate swaps designated as fair value hedges and excludes the impact of cross-currency interest rate swaps designated as net investment hedges (see Note 15). The impact of the included fair value basis adjustments and cross-currency interest rate swaps in certain cases results in an effective weighted average interest rate being outside the stated interest rate range on the fixed rate notes.
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(3)Other includes the amount of fair value basis adjustments due to interest rate swaps (see further discussion below and in Note 15), unamortized debt issuance costs and unamortized non-cash bond discounts.

Short-term borrowings as of December 31, 2024 and 2023, consisted of the following (in millions):

	December 31, 2024
	Weighted
	Average
	Interest		December 31,
	Rate	Maturities	2024	2023
Euro-commercial paper notes ("ECP Notes")	3.1%	Up to 183 days	$104	$2,118
U.S. commercial paper notes ("USCP Notes")	4.6%	Up to 397 days	532	2,642
Total Short-term borrowings			$636	$4,760

The Company is a party to interest rate swaps that, prior to de-designation as fair value hedges during the quarter ended September 30, 2023, converted a portion of its fixed-rate debt to variable-rate debt. As a result of the de-designations, the final fair value basis adjustments recorded through the dates of de-designation as a decrease of the long-term debt are subsequently amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-term debt. The fair value basis adjustments reflected in Other in the long-term debt table above totaled $(228) million and $(594) million as of December 31, 2024 and 2023, respectively.

The Company is also party to fixed-for-fixed cross-currency interest rate swaps under which it agrees to receive interest in foreign currency in exchange for paying interest in U.S. dollars. These are designated as fair value hedges.

The Company has also entered into cross-currency interest rate swaps under which it agrees to receive interest in U.S. dollars in exchange for paying interest in a foreign currency. These are designated as net investment hedges. Although these cross-currency interest rate swaps are entered into as net investment hedges of its investments in certain of its non-U.S. subsidiaries, and not for the purpose of hedging interest rates, the benefit or cost of such hedges is reflected in interest expense in the consolidated statement of earnings (loss). As of December 31, 2024, the weighted average interest rate of the Company's outstanding debt was 3.7%, including the impact of fair value basis adjustments due to interest rate swaps and cross-currency interest rate swaps designated as fair value hedges but excluding the impact of cross-currency interest rate swaps designated as net investment hedges. Including the impact of the net investment hedge cross-currency interest rate swaps on interest expense, the weighted average interest rate of the Company's outstanding debt was 2.8%.

See Note 15 for further discussion of the Company's interest rate swaps and cross-currency interest rate swaps and related hedge designations.

The obligations of FIS under the Revolving Credit Facility, ECP Notes and USCP Notes, and all of its outstanding senior notes rank equal in priority and are unsecured.

The following table summarizes the amount of our long-term debt, including financing obligations for certain hardware and software, as of December 31, 2024, based on maturity date.

Total
2025	$969
2026	1,275
2027	1,535
2028	1,629
2029	680
Thereafter	4,878
Total principal payments	10,966
Other debt per the long-term debt table	(312)
Total long-term debt, including current portion	$10,654

There are no mandatory principal payments on the Revolving Credit Facility and any balance outstanding on the Revolving Credit Facility will be due and payable at the Revolving Credit Facility's scheduled maturity date, which occurs on September 27, 2029.

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

On March 7 and 8, 2024, pursuant to cash tender offers, FIS purchased and redeemed an aggregate principal amount of $1.5 billion in Senior USD Notes and an aggregate principal amount of £1.0 billion in Senior GBP Notes, with interest rates ranging from 2.25% to 5.625% and maturities ranging from 2025 to 2052, resulting in a loss on extinguishment of debt of approximately $174 million, recorded in Other income (expense), net on the consolidated statement of earnings (loss), relating to tender discounts and fees; the write-off of unamortized bond discounts, debt issuance costs and fair value basis adjustments; and gains on related derivative instruments. The Company funded the purchase and redemption of the Senior Notes using a portion of the net proceeds from the Worldpay Sale.

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

Commercial Paper

The Company has a Euro commercial paper ("ECP") and a U.S. commercial paper ("USCP") program for the issuance and sale of senior, unsecured commercial paper notes, up to a combined maximum aggregate amount outstanding at any time of $4.5 billion. Borrowings are limited to the availability of funds under the Revolving Credit Facility, which backstops the commercial paper programs. The ECP and USCP programs are generally used for general corporate purposes.

During the first quarter of 2024, the Company repaid its ECP Notes and USCP Notes using a portion of the net proceeds from the Worldpay Sale before resuming borrowings during the third quarter of 2024.

Revolving Credit Facility

On September 27, 2024, FIS entered into an amendment and restatement agreement to the Revolving Credit Facility to amend certain covenant provisions, revise lender commitments for certain counterparties, and extend the scheduled maturity date to September 27, 2029. As of December 31, 2024, the borrowing capacity under the Revolving Credit Facility was approximately $3,713 million (net of $636 million of capacity backstopping our commercial paper notes and $151 million of Revolving Credit Facility outstanding balance).

The Revolving Credit Facility is subject to customary covenants restricting, among other things, the incurrence of indebtedness, certain restricted payments and use of proceeds as well as requiring us to maintain certain financial ratios.

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portion of the Revolving Credit Facility are comprised of a diversified set of financial institutions, both domestic and international. The failure of any single lender to perform its obligations under the Revolving Credit Facility would not adversely impact our ability to fund our operations.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $806 million and $1,086 million lower than the carrying value, excluding the fair value basis adjustments due to interest rate swaps and unamortized discounts, as of December 31, 2024 and 2023, respectively.

(15)Financial Instruments

Fair Value Hedges

The Company held fixed-to-variable interest rate swaps with aggregate notional amounts of $1,854 million, £925 million and €0 million at December 31, 2024 and $1,854 million, £925 million and €500 million at December 31, 2023. Prior to the quarter ended September 30, 2023, these swaps were designated as fair value hedges for accounting purposes, converting the interest rate exposure on certain of the Company's Senior USD Notes, Senior GBP Notes and Senior Euro Notes, as applicable, from fixed to variable. While designated as fair value hedges, changes in fair value of these interest rate swaps were recorded as an adjustment to long-term debt. During the quarter ended September 30, 2023, the Company de-designated these swaps as fair value hedges. As a result of the de-designations, the final fair value basis adjustments recorded through the dates of de-designation as a decrease of the long-term debt are subsequently amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-term debt. We amortized $50 million and $41 million of these balances as Interest expense during the years ended December 31, 2024 and 2023, respectively (see Note 14). During the quarter ended March 31, 2024, $316 million of unamortized fair value basis adjustments recorded as a decrease of the long-term debt tendered was written-off and recorded as part of the loss on extinguishment of debt (see Note 13). The remaining unamortized fair value basis adjustments recorded as a decrease of the long-term debt totaled $228 million and $594 million at December 31, 2024 and 2023, respectively.

Concurrently with the de-designations described above, the Company entered into new offsetting variable-to-fixed interest rate swaps with aggregate notional amounts of $1,854 million, £925 million and €500 million. At December 31, 2024, the aggregate notional amounts remaining are $1,854 million, £925 million and €0 million. The Company accounts for the de-designated fixed-to-variable and offsetting variable-to-fixed interest rate swaps as economic hedges; as such, effective as of the de-designation dates, changes in interest rates associated with the variable leg of the interest rate swaps do not affect the interest expense recognized, eliminating variable-rate risk on the fixed-to-variable interest rate swaps. The terms of the new interest rate swaps when matched against the terms of the existing fixed-to-variable interest rate swaps result in a net fixed coupon spread payable by the Company. The impact of the go-forward changes in fair values of the new and existing interest rate swaps, including the impact of the coupons, is recorded as Other income (expense), net pursuant to accounting for economic hedges and totaled $(22) million and $(52) million, for the years ended December 31, 2024 and 2023, respectively. The coupon payments are recorded within Cash flows from investing activities from continuing operations on the consolidated statements of cash flows and totaled $122 million and $28 million in cash outflows for the years ended December 31, 2024 and 2023, respectively. The new and existing interest rate swap fair values totaled assets of $33 million and $12 million and liabilities of $(595) million and $(675) million at December 31, 2024 and 2023, respectively.

During the quarter ended September 30, 2023, the Company entered into an aggregate notional amount of €3,375 million fixed-for-fixed cross-currency interest rate swaps to hedge its exposure to foreign currency risk associated with its Senior Euro Notes. During the quarter ended June 30, 2023, the Company entered into an aggregate notional amount of £925 million fixed-for-fixed cross-currency interest rate swaps to hedge its exposure to foreign currency risk associated with its Senior GBP Notes. These swaps are designated as fair value hedges for accounting purposes. During March 2024, the Company partially terminated certain fixed-for-fixed cross-currency interest rate swaps that were hedging foreign currency risk associated with its Senior GBP Notes that were partially tendered (see Note 14). After such partial termination, there remained an aggregate notional amount of approximately £170 million in fixed-for-fixed cross-currency interest rate swaps that hedge the Company's exposure to foreign currency risk associated with its Senior GBP Notes. The fair value of these swaps totaled assets of $4 million and $134 million and liabilities of $(84) million and $0 million at December 31, 2024 and 2023, respectively. Changes in the swap fair values attributable to changes in spot foreign currency exchange rates are recorded in Other income (expense), net and totaled $(226) million and $61 million for the years ended December 31, 2024 and 2023, respectively. This amount offset the impact of changes in spot foreign currency exchange rates on the Senior GBP Notes and Senior Euro Notes also recorded to Other income (expense), net during the hedge period. Changes in swap fair values attributable to excluded components, such as changes in fair value due to forward foreign currency exchange rates and cross-currency basis spreads, are recorded in Accumulated other comprehensive earnings (loss) ("AOCI"). The Company recorded $32 million and $74 million

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
for the years ended December 31, 2024 and 2023, respectively, through Other comprehensive earnings (loss) for the changes in swap fair values attributable to excluded components. The amounts recorded in AOCI generally affect net earnings (loss) through Interest expense using the amortization approach. For the years ended December 31, 2024 and 2023, $46 million and $20 million, respectively, was recognized as Interest expense using the amortization approach. As a result of the partial terminations during March 2024, the Company received $33 million in net proceeds recorded within Other financing activities, net on the consolidated statement of cash flows and recorded a $19 million reduction to the loss on extinguishment of debt due to reclassifying the amount of AOCI related to the partially terminated hedges into earnings (see Note 14).

Net Investment Hedges

The purpose of the Company's net investment hedges, as discussed below, is to reduce the volatility of FIS' net investment value in its Euro- and Pound Sterling-denominated operations due to changes in foreign currency exchange rates. Changes in fair value due to remeasurement of the effective portion are recorded as a component of AOCI for net investment hedges. The amounts included in AOCI for the net investment hedges will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations. Any ineffective portion of these hedging instruments impacts net earnings when the ineffectiveness occurs. The Company assesses effectiveness of cross-currency interest rate swap hedging instruments using the spot method. Under this method, the periodic interest settlements are recorded directly in earnings through Interest expense (see Note 14).

The Company recorded net investment hedge aggregate gain (loss) for the change in fair value and related income tax (expense) benefit within Other comprehensive earnings (loss), net of tax, on the consolidated statements of comprehensive earnings (loss) for its designated net investment hedges as follows (in millions). No ineffectiveness has been recorded on the net investment hedges.

	Years ended December 31,
	2024	2023	2022
Foreign currency-denominated debt designations	$43	$(138)	$534
Cross-currency interest rate swap designations	219	(363)	500
Total	$262	$(501)	$1,034

Foreign Currency-Denominated Debt Designations

The Company has designated certain foreign currency-denominated debt as net investment hedges of its investment in Euro-denominated operations. An aggregate of €250 million and €1,115 million of Senior Euro Notes with maturities ranging from 2024 to 2025 was designated as a net investment hedge of the Company's investment in Euro-denominated operations as of December 31, 2024, and 2023, respectively. An aggregate of €100 million and €419 million of ECP Notes was also designated as a net investment hedge of the Company's investment in Euro-denominated operations as of December 31, 2024 and 2023, respectively.

The Company held €375 million and €1,500 million aggregate notional amount of foreign currency forward contracts as of December 31, 2024 and 2023, respectively, to economically hedge its exposure to foreign currency risk associated with Senior Euro Notes and ECP Notes that were previously de-designated as net investment hedges. The foreign currency forward contract fair values totaled a net liability of $(11) million and a net asset of $41 million at December 31, 2024 and 2023, respectively. Upon maturity of the forward contracts, the Company records the net proceeds paid or received within Other financing activities, net on the consolidated statement of cash flows. During the year ended December 31, 2024, the Company received $19 million in net proceeds. The change in fair value of the foreign currency forward contracts is recorded as Other income (expense), net pursuant to accounting for economic hedges and offsets the impact of the change in spot foreign currency exchange rates on the de-designated Senior Euro Notes and ECP Notes, which is also recorded as Other income (expense), net.

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

As of December 31, 2024 and 2023, aggregate notional amounts of €5,045 million and €6,143 million, respectively, were designated as net investment hedges of the Company's investment in Euro-denominated operations, and aggregate notional amounts of £0 million and £2,180 million, respectively, were designated as net investment hedges of the Company's Pound Sterling-denominated operations. The cross-currency interest rate swap fair values totaled assets of $128 million and $38 million and liabilities of $(12) million and $(240) million at December 31, 2024 and 2023, respectively.

During the years ended December 31, 2024 and 2023, the Company (paid) received net proceeds of approximately $(8) million and $(20) million, respectively, for the fair values of the cross-currency interest rate swaps as of the settlement dates. The proceeds were recorded within investing activities on the consolidated statements of cash flows.

Worldpay Sale Contingent Consideration

As part of the Worldpay Sale, the Company obtained the right to receive $1.0 billion of consideration contingent on the returns realized by the Buyer exceeding certain thresholds. The Company recognized this financial instrument as a derivative at fair value when it recorded the Worldpay Sale transaction. Subsequent changes in fair value are recorded through Other income (expense), net in the consolidated statement of earnings (loss). The fair value of the contingent consideration from the Worldpay Sale is $108 million at December 31, 2024, included in Other noncurrent assets on the consolidated balance sheet. The Company recognized a $37 million gain for the change in fair value for the eleven-month period from February 1, 2024, through December 31, 2024.

(16)Operating Leases

The classification of the Company's operating lease ROU assets and liabilities in the consolidated balance sheets as of December 31, 2024 and 2023, is as follows (in millions):

		December 31,
	Classification	2024	2023
Operating lease ROU assets	Other noncurrent assets	$230	$214

Operating lease liabilities	Accounts payable, accrued and other liabilities	$74	$85
	Other noncurrent liabilities	177	178
Total operating lease liabilities		$251	$263

Operating lease cost was $73 million, $90 million and $157 million, and variable lease cost was $27 million, $27 million and $29 million for the years ended December 31, 2024, 2023 and 2022, respectively. Operating lease cost for the year ended December 31, 2022, included $43 million, in ROU asset impairment charges. There were no significant ROU asset impairment losses recognized during the years ended December 31, 2024 and 2023. Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows was $101 million, $106 million and $124 million for the years ended December 31, 2024, 2023 and 2022, respectively. Operating lease ROU assets obtained in exchange for operating lease liabilities was $89 million and $47 million for the years ended December 31, 2024 and 2023, respectively. The weighted average remaining operating lease term was 5.9 years and 4.4 years and the weighted average operating lease discount rate was 3.9% and 2.8% as of December 31, 2024 and 2023, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Maturities of operating lease liabilities, as of December 31, 2024, are as follows (in millions):

2025	$77
2026	62
2027	42
2028	30
2029	21
Thereafter	62
Total lease payments	294
Less: Imputed interest	(43)
Total operating lease liabilities	$251

(17)Income Taxes

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2024, 2023 and 2022, consists of the following (in millions):

	2024	2023	2022
Current provision (benefit):
Federal	$357	$235	$458
State	103	96	130
Foreign	109	96	84
Total current provision	$569	$427	$672
Deferred provision (benefit):
Federal	$(183)	$(193)	$(319)
State	(41)	(73)	(54)
Foreign	17	(4)	15
Total deferred provision	(207)	(270)	(358)
Total provision for income taxes	$362	$157	$314

The provision for income taxes is based on pre-tax income from continuing operations, which is as follows for the years ended December 31, 2024, 2023 and 2022 (in millions):

	2024	2023	2022
United States	$920	$330	$718
Foreign	377	332	180
Total	$1,297	$662	$898

Total income tax expense (benefit) attributable to continuing and discontinued operations for the years ended December 31, 2024, 2023 and 2022, is allocated as follows (in millions):

	2024	2023	2022
Tax expense (benefit) per statements of earnings (loss)	$362	$157	$314
Tax expense (benefit) on income from discontinued operations	(1,062)	(301)	52
Change in fair value of net investment hedges	91	(176)	361
Foreign currency translation adjustments	—	40	(360)
Share of equity method investment	(11)	—	—
Other components of other comprehensive earnings (loss)	8	20	3
Total income tax expense (benefit) allocated to other comprehensive earnings	88	(116)	4
Total income tax expense (benefit)	$(612)	$(260)	$370

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for the years ended December 31, 2024, 2023 and 2022, is as follows:

	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes	4.7	5.7	6.5
Federal benefit of state taxes	(1.0)	(1.0)	(1.3)
Foreign rate differential	1.1	0.8	2.9
Withholding on actual and estimated remittances	2.4	2.4	1.2
Tax loss (benefit) from stock-based compensation	0.7	2.3	4.0
U.K. tax rate adjustment	—	(0.1)	0.3
Non-deductible executive compensation	0.6	0.6	0.3
Foreign-derived intangible income deduction	(2.3)	(4.4)	(2.4)
U.S. tax on foreign earnings	1.4	1.0	0.4
Research and development credit	(1.1)	(1.8)	—
Unrecognized tax benefits	(0.3)	(0.4)	(0.4)
Return to provision	—	(1.7)	—
Other	0.7	(0.6)	2.5
Effective income tax rate	27.9%	23.8%	35.0%

The significant components of deferred income tax assets and liabilities as of December 31, 2024 and 2023, consist of the following (in millions):

	2024	2023
Deferred income tax assets:
Net operating loss carryforwards	$364	$219
Capital loss carryforwards	220	—
Employee benefit accruals	115	105
Outside basis difference	—	919
Other deferred tax assets	170	95
Total gross deferred income tax assets	869	1,338
Less valuation allowance	(505)	(1,055)
Total deferred income tax assets	364	283
Deferred income tax liabilities:
Equity method investments	(15)	—
Amortization of goodwill and intangible assets	(707)	(2,066)
Deferred contract costs	(259)	(245)
Other deferred tax liabilities	(232)	(121)
Total deferred income tax liabilities	(1,213)	(2,432)
Net deferred income tax liability	$(849)	$(2,149)

Deferred income taxes are classified in the consolidated balance sheets as of December 31, 2024 and 2023, as follows (in millions):

	2024	2023
Noncurrent deferred income tax assets (included in Other noncurrent assets)	$14	$30
Noncurrent deferred income tax liabilities	(863)	(2,179)
Net deferred income tax liability	$(849)	$(2,149)

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

As of December 31, 2024 and 2023, the Company had net income taxes payable of $236 million and $3 million, respectively. As of December 31, 2024, $279 million of income tax payable was included in Accounts payable, accrued and other liabilities and $43 million of income tax receivable was included in Other receivables in the consolidated balance sheet. As of December 31, 2023, $3 million of income tax payable was included in Accounts payable, accrued and other liabilities.

As of December 31, 2024 and 2023, the Company has federal, state and foreign net operating loss carryforwards resulting in deferred tax assets of $364 million and $219 million, respectively. The federal and state net operating losses result in deferred tax assets as of December 31, 2024 and 2023, of $70 million and $72 million, respectively, which expire between 2025 and 2043. The Company has a valuation allowance related to these deferred tax assets for net operating loss carryforwards in the amounts of $47 million and $46 million as of December 31, 2024 and 2023. The Company has foreign net operating loss carryforwards resulting in deferred tax assets as of December 31, 2024 and 2023, of $294 million and $147 million, respectively. The increase in foreign net operating loss carryforwards is driven by an underlying change of facts arising during 2024 with respect to amounts previously restricted under local law. The Company maintains a valuation allowance against substantially all of the foreign net operating loss amounts as of December 31, 2024 and 2023.

As a result of the Worldpay Merchant Solutions disposal group being classified as held for sale as of December 31, 2023, the Company recognized a deferred tax asset of $919 million related to the excess tax-over-book outside basis difference for Worldpay Merchant Solutions' investment in foreign subsidiaries, offset by a valuation allowance of $829 million for the portion of the outside basis difference for which it was not more likely than not to recognize a tax benefit. The net deferred tax asset of $90 million at December 31, 2023, represented the portion of then-future capital loss for which we had an available capital gain against which the loss could be utilized. As of December 31, 2024, as a result of the Worldpay Sale, the Company recorded a deferred tax asset of $220 million related to the U.S. capital loss recognized as part of the transaction, offset by a valuation allowance of $130 million. Consistent with the amount recognized as of December 31, 2023, the net deferred tax asset of $90 million represents the portion of the capital loss for which we have an available capital gain against which the loss can be utilized. Additionally, as a result of the Worldpay Sale, the Company recognized a $15 million deferred tax liability for the difference between the tax basis of the Worldpay equity method investment and the corresponding financial statement carrying value. The measurement and character of this deferred tax liability is consistent with our current intention to hold the investment. We will continue to assess our intention at each future reporting period. If the manner or expected time of recovery of our investment in Worldpay changes, the amount or character of deferred taxes associated with our investment could change and result in an incremental deferred tax liability, which could be material.

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

As of December 31, 2024 and 2023, the Company had gross unrecognized tax benefits of $49 million and $41 million of which $41 million and $38 million, respectively, would favorably impact our income tax rate in the event that the unrecognized tax benefits are recognized.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period (in millions):

Gross Amount
Amounts of unrecognized tax benefits as of December 31, 2022	$48
Amount of decreases due to lapse of the applicable statute of limitations	(5)
Amount of decreases due to settlements	(8)
Increases as a result of tax positions taken in the prior period	4
Increases as a result of tax positions taken in the current period	2
Amount of unrecognized tax benefit as of December 31, 2023	41
Amount of decreases due to lapse of the applicable statute of limitations	(6)
Amount of decreases due to settlements	4
Increases as a result of tax positions taken in prior period	4
Increases as a result of tax positions taken in the current period	6
Amount of unrecognized tax benefit as of December 31, 2024	$49

The total amount of interest expense recognized in the consolidated statements of earnings (loss) for unpaid taxes is $3 million, $2 million and $3 million for the years ended December 31, 2024, 2023 and 2022, respectively. The total amount of interest and penalties included in the consolidated balance sheets is $10 million and $11 million as of December 31, 2024 and 2023, respectively. Interest and penalties are recorded as a component of income tax expense in the consolidated statements of earnings (loss).

(18)Commitments and Contingencies

Securities and Shareholder Matters

On March 6, 2023, a putative class action was filed in the United States District Court for the Middle District of Florida by a shareholder of the Company. The action was consolidated with another action and the consolidated case is now captioned In re Fidelity National Information Services, Inc. Securities Litigation. A lead plaintiff has been appointed, and a consolidated amended complaint was filed on August 2, 2023. The consolidated amended complaint names the Company and certain of its current and former officers as defendants and seeks damages for alleged violations of federal securities laws in connection with our disclosures relating to our former Merchant Solutions segment, including with respect to its valuation, integration, and synergies. On September 30, 2024, the court denied the defendants' motion to dismiss, and the case therefore has moved into the discovery phase. We intend to vigorously defend this case, but no assurance can be given as to the ultimate outcome.

On April 27, 2023, a shareholder derivative action captioned Portia McCollum, derivatively on behalf of Fidelity National Information Services, Inc. v. Gary Norcross et al., was filed in the same court by a stockholder of the Company. Subsequently, that stockholder dismissed the suit without prejudice and sent a demand pursuant to Georgia Code § 14-2-742 (the "McCollum Demand"). Another stockholder, City of Hialeah Employees' Retirement System, sent a similar demand (the "Hialeah Demand"), and two other stockholders, City of Southfield Fire and Police Retirement System and Young Family Living Trust, also subsequently sent similar demands (the "Southfield Demand" and the "Young Demand"). The demands claim that FIS officers and directors violated federal securities laws and breached fiduciary duties, including with respect to the valuation, integration, and synergies of our former Merchant Solutions segment, and they demand that the Board investigate and commence legal proceedings against officers and directors in connection with the purported wrongdoing. On August 25, 2023, the Board established a Demand Review Committee to consider the McCollum and Hialeah Demands and any related demands that are received (such as the Southfield Demand and the Young Demand), and make recommendations to the Board with respect to the demands. The Demand Review Committee has hired independent counsel. The Board has made no final decision with respect to the demands and has not rejected the demands.

On October 18, 2023, a shareholder derivative action captioned City of Hialeah Employees' Retirement System v. Stephanie L. Ferris et al. (the "Hialeah Action") was filed in the same court by the stockholder that previously had sent the Hialeah Demand. The complaint in the Hialeah Action, which names certain of the Company's current and former officers and directors as defendants (the "Individual Defendants"), seeks to assert claims on behalf of the Company for violations of federal securities laws, breach of fiduciary duty, unjust enrichment, and contribution and indemnification, including with respect to the valuation, integration, and synergies of our former Merchant Solutions segment. On March 29, 2024, the Company and the Individual

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Defendants filed a motion to stay or dismiss the action without prejudice pending the completion of the Board's consideration of the demands and the Individual Defendants concurrently filed a separate motion to dismiss.

On October 22, 2024, another shareholder derivative action was filed in the same court by the stockholder who previously sent the McCollum Demand, captioned Portia McCollum, derivatively on behalf of Fidelity National Information Services, Inc. v. Gary Norcross et al. (the "McCollum Action"). The complaint in the McCollum Action, which names certain of the Company’s current and former officers and directors as defendants, seeks to assert claims on behalf of the Company for violations of federal securities laws, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, waste, and unjust enrichment, including with respect to the valuation, integration, and synergies of our former Merchant Solutions segment. On November 7, 2024, the court entered an order staying the McCollum Action.

January 15, 2025, Partial System Outage

On January 15, 2025, a local area power disruption and coincident hardware failure resulted in a partial system outage that temporarily disrupted the operations of certain FIS clients. The outage was not the result of any cyber attack or other malicious conduct. FIS has restored impacted applications. In connection with this disruption, we have received a customer notice of its intent to seek indemnification relating to potential costs allegedly incurred as a result of this disruption, and a lawsuit was filed in state court in North Carolina by a purported class of customers of one of the affected banks. Although the Company is unable to estimate the impact of the incident, it does not believe that it will have a material impact on the Company or its financial condition or its results of operations.

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

Purchase Commitments

The Company has agreements with various vendors, generally with one- to five-year terms, principally for software, maintenance, and consulting and outsourced services, including cloud hosting and data centers. The Company's estimated aggregate contractual obligation remaining under these agreements is approximately $696 million as of December 31, 2024. However, this amount could be more or less depending on various factors such as the inflation rate, foreign exchange rates, the introduction of significant new technologies, or changes in the Company's processing needs. The foregoing amounts do not include obligations of the Company under operating leases.

(19)Employee Benefit Plans

Stock Purchase Plan

FIS employees participate in an Employee Stock Purchase Plan ("ESPP"). Eligible employees may voluntarily purchase, at current market prices, shares of FIS' common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees based upon their contributions. The Company contributes a matching amount as specified in the ESPP of 20% of the employee's contribution. The Company recorded expense in continuing operations of $10 million, $11 million, and $17 million, respectively, for the years ended December 31, 2024, 2023 and 2022, relating to the participation of FIS employees in the ESPP. The Company recorded expense in discontinued operations of less than $1 million, $1 million and $2 million, respectively, for the years ended December 31, 2024, 2023 and 2022, relating to the participation of Worldpay-related employees in the ESPP.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
401(k) Profit Sharing Plan and Non-U.S. Defined Contribution Plans

The Company's U.S. employees are covered by a qualified 401(k) plan. Eligible employees may contribute up to 40% of their eligible compensation, up to the annual amount allowed pursuant to the Internal Revenue Code. The Company generally matches 50% of each dollar of employee contribution up to 6% of the employee's total eligible compensation. The Company's non-U.S. employees are also covered by various defined contribution plans. The Company recorded expense in continuing operations of $107 million, $106 million and $109 million, respectively, for the years ended December 31, 2024, 2023 and 2022, relating to the participation of FIS employees in the 401(k) plan and the Company's contributions to non-U.S. defined contribution plans. The Company recorded expense in discontinued operations of $3 million, $29 million and $25 million, respectively, for the years ended December 31, 2024, 2023 and 2022, relating to the participation of Worldpay-related employees in the 401(k) plan and the Company’s contributions to non-U.S. defined contribution plans.

Stock Compensation Plans

The Company grants to certain employees equity awards pursuant to shares authorized under the FIS 2022 Omnibus Incentive Plan established in 2022 ("FIS Plan"). The number of shares available for future grants under the FIS Plan is 24 million as of December 31, 2024.

Stock Options

The Company grants stock options which typically vest annually over three years. All stock options are non-qualified stock options, the stock options granted by the Company expire on the seventh anniversary of the grant date, and the stock options converted through the Company's 2019 acquisition of Worldpay expire on the tenth anniversary of the grant date.

The following table summarizes stock option activity for the year ended December 31, 2024, which includes both continuing and discontinued operations (in millions except for per share amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2023	8	$100.19	3.3	$—
Granted	—	—
Exercised	—	65.23		$1
Cancelled	(1)	86.42
Balance, December 31, 2024	7	$103.85	2.9	$6

Options exercisable at December 31, 2024	5	$110.51	2.3	$3

The intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022, was $1 million, $8 million and $20 million, respectively. The intrinsic value of the outstanding options and options exercisable is based on a closing stock price as of December 31, 2024, of $80.77. The Company issues authorized but unissued shares or shares from treasury stock to settle stock options exercised.

The number of options granted for the years ended December 31, 2023 and 2022, was 2 million and 1 million, respectively. The weighted average exercise price was $78.42 and $95.06 for the years ended December 31, 2023 and 2022, respectively. The Company did not grant any stock options during the year ended December 31, 2024.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The weighted average fair value of options granted during the years ended December 31, 2023 and 2022, was $12.91 and $20.89, respectively, using the Black-Scholes option pricing model with the assumptions below:

	2023	2022
Risk free interest rate	4.2%	1.7%
Volatility	37.6%	30.5%
Dividend yield	3.3%	2.0%
Weighted average expected life (years)	4.1	4.1

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

Restricted Stock Units and Performance Stock Units

The Company issues restricted stock units, which typically vest annually over three years. The grant date fair value of the restricted stock units is based on the fair market value of our common stock on the grant date. The number of restricted stock units granted during the years ended December 31, 2024, 2023 and 2022, was 3 million, 3 million and 1 million, respectively. The weighted average grant date fair value of these awards granted during the years ended December 31, 2024, 2023 and 2022, was $70.65, $61.34 and $92.07, respectively. The total fair value of restricted stock units that vested was $93 million, $40 million and $261 million in 2024, 2023 and 2022, respectively.

The Company grants performance-based stock units that typically cliff vest on the third anniversary date of the grant. The ultimate number of units to be earned depends on the achievement of performance conditions. Some performance-based stock units also include market conditions. The performance conditions are typically based on a measure of the Company’s Adjusted revenue growth and Adjusted Earnings Per Share. In 2024, following the completion of the Worldpay Sale, the Company modified the performance criteria for the 2024 performance year under the outstanding 2022 performance stock units to match the performance criteria for the 2024 performance year included in the performance stock units granted in 2024, since the prior criteria were established when FIS owned Worldpay and were no longer appropriate following the sale. The modification did not result in significant incremental compensation costs. The market conditions are based on the Company’s total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index. The fair value of each performance-based stock unit with only performance conditions is based on the fair value of our common stock on the grant date. The fair value of each performance-based stock unit with a market condition is estimated on the date of grant using a Monte Carlo simulation model with the following weighted-average assumptions:

	2024	2023	2022
Risk free interest rate	4.3%	4.6%	1.6%
Volatility	38.6%	37.2%	34.2%
Dividend yield	2.1%	3.3%	2.0%

The number of performance-based stock units granted during the years ended December 31, 2024, 2023 and 2022, was less than 1 million, 1 million and 2 million, respectively. The weighted average grant date fair value of these awards granted during the years ended December 31, 2024, 2023 and 2022, was $69.75, $65.43 and $99.27, respectively. The total fair value of the performance-based stock units that vested was $17 million, $10 million and $35 million in 2024, 2023 and 2022, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the restricted stock units and performance stock units activity for the year ended December 31, 2024, which includes both continuing and discontinued operations (in millions except for per share amounts):

	Restricted Stock Units		Performance Stock Units
	(In millions)		(In millions)
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Balance December 31, 2023	4	$70.24	2	$96.33
Granted	3	$70.65	1	$69.75
Vested	(2)	$73.34	—	$141.52
Forfeited	(1)	$70.26	(1)	$106.10
Balance December 31, 2024	4	$69.52	2	$82.44

Stock Compensation Cost

The Company recorded total stock compensation expense in continuing operations of $186 million, $120 million and $189 million for the years ended December 31, 2024, 2023 and 2022, respectively, included in Selling, general, and administrative expenses in the consolidated statements of earnings (loss). The Company recorded total stock compensation expense in discontinued operations of $3 million, $34 million and $26 million for the years ended December 31, 2024, 2023 and 2022, respectively. Stock compensation expense related to grants with performance conditions is recorded based on management's expected level of achievement of the financial performance measures during the performance period and is adjusted as appropriate throughout the performance period based on the shares expected to be earned.

As of December 31, 2024, the total unrecognized compensation cost related to non-vested stock awards was $222 million. As of December 31, 2023, the total unrecognized compensation cost, including continuing and discontinued operations, was $219 million. The total unrecognized compensation cost as of December 31, 2024 and 2023, includes $222 million and $166 million, respectively, related to continuing operations, which is expected to be recognized in pre-tax income over a weighted average period of 1.5 years and 1.4 years, respectively.

(20)Components of Other Comprehensive Earnings (Loss)

The following table shows Accumulated other comprehensive earnings (loss) attributable to FIS by component, net of tax, for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Change in Fair Value of Net Investment Hedges	Foreign Currency Translation Adjustments	Share of Equity Method Investment Other Comprehensive Earnings (Loss)	Reclassification of Foreign Currency Translation Adjustments to Net Earnings (Loss) from Discontinued Operations	Other	Total
Balances, December 31, 2021	$(305)	$629	$—	$—	$(72)	$252
Other comprehensive earnings (loss) before reclassifications	1,034	(1,682)	—	—	36	(612)
Balances, December 31, 2022	729	(1,053)	—	—	(36)	(360)
Other comprehensive earnings (loss) before reclassifications	(501)	548	—	—	53	100
Balances, December 31, 2023	228	(505)	—	—	17	(260)
Other comprehensive earnings (loss) before reclassifications	262	(216)	(31)	—	15	30
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	—	—	(134)	$—	(134)
Balances, December 31, 2024	$490	$(721)	$(31)	$(134)	$32	$(364)

See Note 17 for the tax provision associated with each component of other comprehensive earnings (loss).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(21)Concentration of Risk

The Company generates a significant amount of revenue from large clients; however, no individual client accounted for 10% or more of total revenue in the years ended December 31, 2024, 2023 and 2022.

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

(22)Segment Information

As described in Note 1, effective as of the third quarter of 2023, the Company reports its financial performance based on the following segments: Banking Solutions, Capital Market Solutions and Corporate and Other. Below is a summary of each segment.

Banking Solutions ("Banking")

The Banking segment is focused on serving financial institutions with core processing software, transaction processing software and complementary applications and services, many of which interact directly with core processing software. We sell these solutions on either a bundled or stand-alone basis. Clients in this segment include global financial institutions, U.S. regional and community banks, credit unions and commercial lenders, as well as government institutions and other commercial organizations. We provide our clients integrated solutions characterized by multi-year processing contracts that generate recurring revenue. The predictable nature of cash flows generated from the Banking segment provides opportunities for further investments in innovation, integration, information and security, and compliance in a cost-effective manner.

Capital Market Solutions ("Capital Markets")

The Capital Markets segment is focused on serving global financial services clients and corporations with a broad array of buy- and sell-side, treasury, risk management and lending solutions. Clients in this segment include asset managers, private equity firms, sell-side securities brokerage and trading firms, insurers, asset and auto financiers and other commercial organizations. Our solutions include a variety of mission-critical buy- and sell-side applications for recordkeeping, data and analytics, trading and financing as well as corporate treasury and risk management applications. Capital Markets clients purchase our solutions in various ways including licensing and managing technology "in-house," using consulting and third-party service providers, as well as procuring fully outsourced end-to-end solutions. Our long-established relationships with many of these financial and commercial institutions generate significant recurring revenue. We have made, and continue to make, investments in modern platforms, advanced technologies, open APIs, machine learning and artificial intelligence, and regulatory technology to support our Capital Markets clients.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
In the Corporate and Other segment, the Company recorded acquisition, integration and other costs for the years ended December 31, 2024, 2023 and 2022, comprised of the following (in millions):

	2024	2023	2022

Acquisition and integration	$88	$48	$50
Enterprise transformation, including Future Forward and platform modernization	262	312	279
Severance and other termination expenses	56	70	89
Separation of the Worldpay Merchant Solutions business	148	17	—
Incremental stock compensation directly attributable to specific programs	58	15	83
Other, including divestiture-related expenses and enterprise cost control and other initiatives	12	20	80
Total acquisition, integration and other costs	$624	$482	$581
Amounts in table may not sum due to rounding.

Other costs in Corporate and Other also include incremental amortization expense associated with shortened estimated useful lives and accelerated amortization methods for certain software and deferred contract cost assets resulting from the Company's platform modernization, as described in Notes 10 and 11, impairment charges described in Notes 10 and 11 and costs that were previously incurred in support of the Worldpay Merchant Solutions business but are not directly attributable to it and thus were not recorded in discontinued operations.

Adjusted EBITDA

Adjusted EBITDA is a measure of segment profit or loss that is reported to the chief operating decision maker, the Company's Chief Executive Officer and President, who utilizes the measure for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), equity method investment earnings (loss), and depreciation and amortization, and excludes certain costs that do not constitute normal, recurring, cash operating expenses necessary to operate our business. These excluded costs generally consist of the purchase price amortization of acquired intangible assets as well as acquisition, integration and certain other costs and asset impairments. These excluded costs are recorded in the Corporate and Other segment. After adjusting for the foregoing items, our significant segment expenses consist of the following categories:

•Direct cost of revenue, which consists primarily of the cost of shipping, equipment, third-party data processing, loyalty program redemptions, printing, and card stock;

•Net personnel costs, which consist primarily of employee compensation and benefits expense and third-party labor and outsourcing costs, net of capitalized amounts;

•Infrastructure expense, which consists primarily of software, hardware, facilities and network costs;

•Allocated costs, which consist primarily of shared infrastructure and related operational personnel costs that are allocated to Banking and Capital Markets from Corporate and Other according to estimated usage; and

•Other costs, which consists primarily of the cost of third-party consulting and advisory services, employee travel and training, marketing, insurance, and bad debt, offset by TSA services income.

Summarized financial information for the Company's segments is shown in the following tables. The Company does not evaluate performance or allocate resources based on segment asset data; therefore, such information is not presented.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the year ended December 31, 2024 (in millions):

	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Revenue	$6,892	$2,979	$256	$10,127
Direct cost of revenue	(1,038)	(168)	(61)	(1,267)
Net personnel costs	(1,867)	(914)	(889)	(3,670)
Infrastructure costs	(255)	(88)	(571)	(914)
Allocated costs	(554)	(237)	791	—
Other costs	(146)	(53)	59	(140)
Adjusted EBITDA	$3,032	$1,519	$(415)	$4,136

Adjusted EBITDA				$4,136
Depreciation and amortization				(1,062)
Purchase accounting amortization				(675)
Acquisition, integration and other costs				(624)
Asset impairments				(52)
Indirect Worldpay business support costs				(14)
Interest expense, net				(250)
Other income (expense), net				(162)
(Provision) benefit for income taxes				(362)
Equity method investment earnings (loss), net of tax				(145)
Net earnings (loss) from discontinued operations, net of tax				663
Net earnings attributable to noncontrolling interest				(3)
Net earnings (loss) attributable to FIS				$1,450
Capital expenditures (1)	$625	$350	$29	$1,004
Depreciation and amortization (including purchase accounting amortization)	$638	$387	$712	$1,737

(1) Capital expenditures include $187 million of certain hardware and software purchases subject to financing or other long-term payment arrangements.

For the year ended December 31, 2023 (in millions):

	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Revenue	$6,743	$2,766	$322	$9,831
Direct cost of revenue	(1,036)	(180)	(48)	(1,264)
Net personnel costs	(1,833)	(844)	(912)	(3,589)
Infrastructure costs	(283)	(86)	(464)	(833)
Allocated costs	(564)	(226)	790	—
Other costs	(119)	(40)	(34)	(193)
Adjusted EBITDA	$2,908	$1,390	$(346)	$3,952

Adjusted EBITDA				$3,952
Depreciation and amortization				(1,047)
Purchase accounting amortization				(696)
Acquisition, integration and other costs				(482)
Asset impairments				(113)
Indirect Worldpay business support costs				(167)
Interest expense, net				(621)
Other income (expense), net				(164)
(Provision) benefit for income taxes				(157)
Net earnings (loss) from discontinued operations, net of tax				(7,153)
Net earnings attributable to noncontrolling interest				(7)
Net earnings attributable to FIS				$(6,655)
Capital expenditures (1)	$433	$269	$131	$833
Depreciation and amortization (including purchase accounting amortization)	$598	$354	$791	$1,743

(1) Capital expenditures include $53 million of certain hardware and software purchases subject to financing or other long-term payment arrangements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the year ended December 31, 2022 (in millions):

	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Revenue	$6,625	$2,631	$464	$9,720
Direct cost of revenue	(986)	(176)	(148)	(1,310)
Net personnel costs	(1,749)	(802)	(987)	(3,538)
Infrastructure costs	(249)	(69)	(491)	(809)
Allocated costs	(703)	(218)	921	—
Other costs	(98)	(28)	(18)	(144)
Adjusted EBITDA	$2,840	$1,338	$(259)	3,919

Adjusted EBITDA				$3,919
Depreciation and amortization				(1,101)
Purchase accounting amortization				(778)
Acquisition, integration and other costs				(581)
Asset impairments				(103)
Indirect Worldpay business support costs				(180)
Interest expense, net				(281)
Other income (expense), net				3
(Provision) benefit for income taxes				(314)
Net earnings (loss) from discontinued operations				(17,324)
Net earnings attributable to noncontrolling interest				(12)
Net earnings attributable to FIS				$(16,752)
Capital expenditures (1)	$502	$271	$286	$1,059
Depreciation and amortization (including purchase accounting amortization)	$597	$331	$951	$1,879

(1) Capital expenditures include $63 million of certain hardware and software purchases subject to financing or other long-term payment arrangements.

Clients in the U.K., Germany, Australia, Brazil, Switzerland and France accounted for the majority of the revenue from clients based outside of North America for all periods presented. No individual country outside of North America accounted for more than 10% of total revenue for the years ended December 31, 2024, 2023 and 2022.

Long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaled $760 million and $651 million as of December 31, 2024 and 2023, respectively. These assets are predominantly located in the United Kingdom, Germany, Australia, India and Switzerland.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(23)Quarterly Financial Data (unaudited)

2024	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,468	$2,490	$2,570	$2,599
Gross profit	909	944	977	977
Operating income	354	371	490	494
Equity method investment earnings (loss), net of tax	(86)	10	(33)	(36)
Net earnings (loss) from continuing operations	—	238	247	305
Earnings (loss) from discontinued operations, net of tax	707	1	(22)	(23)
Net earnings (loss)	707	239	225	282
Net (earnings) loss attributable to noncontrolling interest from continuing operations	(1)	(1)	(1)	(1)
Net (earnings) loss attributable to noncontrolling interest from discontinued operations	—	—	—	—
Net earnings (loss) attributable to FIS	706	238	224	281

Net earnings (loss) attributable to FIS:
Continuing operations	$(1)	$237	$246	$304
Discontinued operations	707	1	(22)	(23)
Total	$706	$238	$224	$281

Net earnings (loss) per common share attributable to FIS from continuing operations:
Basic	$—	$0.43	$0.45	$0.57
Diluted	$—	$0.43	$0.45	$0.56

Weighted average common shares outstanding:
Basic	576	554	545	536
Diluted	578	557	548	540

Amounts in tables in the financial statements and accompanying footnotes may not sum or calculate due to rounding.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2023	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,400	$2,427	$2,492	$2,512
Gross profit	823	900	961	970
Operating income	306	346	470	326
Net earnings (loss) from continuing operations	108	87	249	62
Earnings (loss) from discontinued operations, net of tax	45	(6,679)	(708)	188
Net earnings (loss)	153	(6,592)	(459)	250
Net (earnings) loss attributable to noncontrolling interest from continuing operations	—	(1)	(1)	(1)
Net (earnings) loss attributable to noncontrolling interest from discontinued operations	(1)	(1)	(1)	(1)
Net earnings (loss) attributable to FIS	152	(6,594)	(461)	248

Net earnings (loss) attributable to FIS:
Continuing operations	$108	$86	$248	$61
Discontinued operations	44	(6,680)	(709)	187
Total	$152	$(6,594)	$(461)	$248

Net earnings (loss) per common share attributable to FIS from continuing operations:
Basic	$0.18	$0.15	$0.42	$0.10
Diluted	$0.18	$0.15	$0.42	$0.10

Weighted average common shares outstanding:
Basic	592	592	592	589
Diluted	593	592	592	591

Amounts in tables in the financial statements and accompanying footnotes may not sum or calculate due to rounding.

(24)Revision of Prior-Period Consolidated Financial Statements

As discussed in Note 1, below is a summary of the revisions to the Company's previously reported financial statements. Revisions to our previously reported disclosures have also been reflected within the consolidated financial statements being filed with this Annual Report on Form 10-K. The misstatements created immaterial reclassifications within the Company's cash flows from operating activities of continuing operations on the consolidated statements of cash flows; however, there was no net impact to cash flows from operating activities, investing activities or financing activities of continuing operations on our consolidated statement of cash flows. Accordingly, a revision table for the consolidated statement of cash flows is not included below.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables set forth our revisions to the consolidated statement of earnings (loss) and comprehensive earnings (loss) for each of the years ended December 31, 2023 and 2022 (in millions).

	For the year ended December 31, 2023			For the year ended December 31, 2022
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Revenue	$9,821	$10	$9,831	$9,719	$1	$9,720
Cost of revenue	6,145	30	6,175	6,216	43	6,259
Operating income	1,467	(20)	1,447	1,218	(42)	1,176
Other income (expense), net	(183)	18	(164)	4	(2)	3
Earnings (loss) before income taxes and equity method investment earnings (loss)	663	(2)	662	941	(44)	898
Provision (benefit) for income tax	157	(1)	157	325	(11)	314
Net earnings (loss) from continuing operations	506	(1)	505	616	(33)	584
Net earnings (loss) attributable to FIS	(6,654)	(1)	(6,655)	(16,720)	(33)	(16,752)
Net earnings (loss) attributable to FIS from continuing operations	503	(1)	502	608	(33)	576

Basic earnings (loss) per common share attributable to FIS from continuing operations	0.85	—	0.85	1.01	(0.05)	0.95
Basic earnings (loss) per common share attributable to FIS	(11.26)	—	(11.26)	(27.68)	(0.05)	(27.74)
Diluted earnings (loss) per common share attributable to FIS from continuing operations	0.85	—	0.85	1.01	(0.05)	0.95
Diluted earnings (loss) per common share attributable to FIS	(11.26)	—	(11.26)	(27.68)	(0.05)	(27.74)

Net earnings (loss)	(6,647)	(1)	(6,648)	(16,708)	(33)	(16,740)
Comprehensive earnings (loss)	(6,547)	(1)	(6,548)	(17,320)	(33)	(17,352)
Comprehensive earnings (loss) attributable to FIS	(6,554)	(1)	(6,555)	(17,332)	(33)	(17,364)
Amounts in tables may not sum or calculate due to rounding.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table sets forth our revisions to the consolidated balance sheet as of December 31, 2023 (in millions).

	December 31, 2023
	As reported	Adjustment	As revised
Trade receivables, net of allowance for credit losses of $31	$1,730	$8	$1,738
Other receivables	287	(178)	109
Prepaid expenses and other current assets	603	38	641
Total current assets	13,788	(132)	13,656
Total assets	55,105	(132)	54,973
Accounts payable, accrued and other liabilities	1,859	(86)	1,773
Deferred revenue	832	(3)	829
Total current liabilities	18,318	(89)	18,229
Total liabilities	36,006	(89)	35,917
(Accumulated deficit) retained earnings	(22,864)	(42)	(22,905)
Total FIS stockholders' equity	19,093	(43)	19,050
Total equity	19,099	(43)	19,056
Total liabilities and equity	55,105	(132)	54,973
Amounts in tables may not sum or calculate due to rounding.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table sets forth our revisions to the consolidated statements of equity (deficit) for years ended December 31, 2023 and 2022 (in millions).

	(Accumulated deficit) / Retained earnings			Total equity
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Balances at December 31, 2021	$2,889	$(8)	$2,881	$47,358	$(8)	$47,350
Issuance of restricted stock	—	—	—	5	—	5
Exercise of stock options	—	—	—	61	—	61
Purchases of treasury stock	—	—	—	(1,829)	—	(1,829)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	(109)	—	(109)
Stock-based compensation	—	—	—	215	—	215
Cash dividends declared ($1.88 per share) and other distributions	(1,140)	—	(1,140)	(1,150)	—	(1,150)
Net earnings (loss)	(16,720)	(32)	(16,752)	(16,713)	(32)	(16,745)
Other comprehensive earnings (loss), net of tax	—	—	—	(612)	—	(612)
Balances at December 31, 2022	(14,971)	(40)	(15,011)	27,226	(40)	27,186
Issuance of restricted stock	—	—	—	—	—	—
Exercise of stock options	—	—	—	40	—	40
Purchases of treasury stock	—	—	—	(510)	—	(510)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	(22)	—	(22)
Stock-based compensation	—	—	—	153	—	153
Cash dividends declared ($2.08 per share) and other distributions	(1,239)	—	(1,239)	(1,248)	—	(1,248)
Other	—	—	—	7	(2)	5
Net earnings (loss)	(6,654)	(1)	(6,655)	(6,647)	(1)	(6,648)
Other comprehensive earnings (loss), net of tax	—	—	—	100	—	100
Balances at December 31, 2023	(22,864)	(41)	(22,905)	19,099	(43)	19,056
Amounts in tables may not sum or calculate due to rounding.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as set forth in Item 8.

Item 9B.    Other Information

During the quarter ended December 31, 2024, Mr. Jeffrey Goldstein, Independent Chair of the Company’s Board of Directors, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c). Under the plan, which was adopted on November 18, 2024, Mr. Goldstein instructed his broker to purchase shares of FIS common stock each quarter in an amount approximately equal to his cash director fees, which are paid quarterly in equal installments. The aggregate purchase price for shares to be purchased under the plan is $241,000. The trading plan will expire on the earlier of January 30, 2026 or the date on which all purchases under the plan have been completed. Mr. Goldstein has informed the Company that he intends to continue to use the full amount of his cash director fees to purchase FIS common stock for so long as he remains a Director of the Company.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Items 10-14.

Within 120 days after the close of its fiscal year, the Company intends to file with the SEC a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will include the matters required by these items and is incorporated herein by reference.

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

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
2.1	Purchase and Sale Agreement, dated as of July 5, 2023, by and among Fidelity National Information Services, Inc., New Boost Holdco, LLC, GTCR W Aggregator LP, GTCR W Merger Sub LLC and GTCR W-2 Merger Sub LLC.	8-K	001-16427	2.1	7/11/2023
2.2	Amendment No. 1 to Purchase and Sale Agreement, dated as of January 30, 2024, by and among Fidelity National Information Services, Inc., New Boost Holdco, LLC, GTCR W Aggregator LP, GTCR W Merger Sub LLC, and GTCR W-2 Merger Sub LLC.	8-K	001-16427	2.2	2/1/2024
3.1	Amended and Restated Articles of Incorporation of Fidelity National Information Services, Inc.	8-K	001-16427	3.1	2/6/2006
3.2	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.	10-K	001-16427	3.2	2/26/2013
3.3	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.	10-Q	001-16427	3.1	8/7/2014
3.4	Articles of Amendment to the Articles of Incorporation of Fidelity National Information Services, Inc., Effective as of July 31, 2019.	8-K	001-16427	3.1	7/31/2019
3.5	Sixth Amended and Restated Bylaws of Fidelity National Information Services, Inc.	10-K	001-16427	3.1	11/4/2024
4.1	Form of certificate representing Fidelity National Information Services, Inc. Common Stock.	S-3ASR	333-131593	4.3	2/6/2006
4.2	Indenture, dated as of April 15, 2013, among FIS, the Guarantors and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	4/15/2013
4.3	Eleventh Supplemental Indenture, dated as of August 16, 2016 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	8/16/2016

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
4.4	Fifteenth Supplemental Indenture, dated as of May 16, 2018 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	5/16/2018
4.5	Sixteenth Supplemental Indenture, dated as of May 16, 2018 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	5/16/2018
4.6	Nineteenth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	5/21/2019
4.7	Twentieth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.4	5/21/2019
4.8	Twenty-First Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.5	5/21/2019
4.9	Twenty-Fourth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.8	5/21/2019
4.10	Twenty-Fifth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.9	5/21/2019
4.11	Twenty-Seventh Supplemental Indenture, dated as of December 3, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	12/3/2019
4.12	Twenty-Eighth Supplemental Indenture, dated as of December 3, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	12/3/2019
4.13	Twenty-Ninth Supplemental Indenture, dated as of December 3, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.4	12/3/2019
4.14	Thirty-Second Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.3	3/2/2021

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
4.15	Thirty-Third Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.4	3/2/2021
4.16	Thirty-Fourth Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.5	3/2/2021
4.17	Thirty-Fifth Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.6	3/2/2021
4.18	Thirty-Sixth Supplemental Indenture, dated as of July 13, 2022 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.1	7/13/2022
4.19	Thirty-Seventh Supplemental Indenture, dated as of July 13, 2022 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.2	7/13/2022
4.20	Thirty-Eighth Supplemental Indenture, dated as of July 13, 2022 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.3	7/13/2022
4.21	Thirty-Ninth Supplemental Indenture, dated as of July 13, 2022 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.4	7/13/2022
4.22	Description of the Company's Common Stock registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-16427	4.25	2/20/2020
4.23	Description of the Company's 1.500% Senior Notes Due 2027, 2.000% Senior Notes Due 2030, 2.950% Senior Notes Due 2039 and 3.360% Senior Notes Due 2031 registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-16427	4.26	2/26/2024
4.24	Description of the Company's 0.625% Senior Notes Due 2025, 1.000% Senior Notes Due 2028 and 2.250% Senior Notes Due 2029, registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-16427	4.29	2/27/2023

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.1	Certegy Inc. Deferred Compensation Plan, effective as of June 15, 2001. (1)	10-K405	001-16427	10.25	3/25/2002
10.2	Grantor Trust Agreement, dated as of July 8, 2001, between Certegy Inc. and Wachovia Bank, N.A. (1)	10-K405	001-16427	10.15	3/25/2002
10.3	Grantor Trust Agreement, dated as of July 8, 2001 and amended and restated as of December 5, 2003, between Certegy Inc. and Wachovia Bank, N.A. (1)	10-K	001-16427	10.15(a)	2/17/2004
10.4	Second Amendment Agreement, dated as of April 5, 2019, by and among Fidelity National Information Services, Inc., the financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-16427	10.1	4/11/2019
10.5	Third Amendment and Joinder Agreement, dated as of May 29, 2019, by and among Fidelity National Information Services, Inc., the financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-16427	10.1	6/4/2019
10.6	Fourth Amendment Agreement dated as of March 2, 2021 by and among Fidelity National Information Services, Inc., and JP Morgan Chase Bank N.A., as administrative agent.	8-K	001-16427	10.1	3/4/2021
10.7	Fidelity National Information Services, Inc. Employee Stock Purchase Plan, effective as of March 16, 2006. (1)	S-4/A	333-135845	Annex C	9/19/2006
10.8	Fidelity National Information Services, Inc. Annual Incentive Plan, effective as of October 23, 2006. (1)	S-4/A	333-135845	Annex D	9/19/2006
10.9	Employment Agreement, effective as of February 1, 2018 by and between Fidelity National Information Services, Inc. and Denise Williams. (1)	10-K	001-16427	10.36	2/22/2018
10.10	Employment Agreement effective as of February 7, 2022, between Fidelity National Information Services, Inc., and Caroline Tsai. (1)	10-K	001-16427	10.26	2/27/2023
10.11	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2016. (1)	10-K	001-16427	10.62	2/23/2017
10.12	Form of Non-Statutory Stock Option Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2017. (1)	10-K	001-16427	10.47	2/21/2019

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.13	Form of Non-Statutory Stock Option Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2017. (1)	10-K	001-16427	10.49	2/21/2019
10.14	Form of Stock Option Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2018. (1)	10-K	001-16427	10.51	2/21/2019
10.15	Seventh Amendment and Restatement Agreement, dated as of September 21, 2018, by and among Fidelity National Information Services, Inc., each lender party thereto and JP Morgan Chase Bank N.A., as Administrative Agent.	8-K	001-16427	10.1	9/24/2018
10.16	Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan, as amended and restated effective May 30, 2018. (1)	DEF 14A	001-16427	Annex A	4/20/2018
10.17	Amendment to Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan. (1)	10-Q	001-16427	10.2	10/29/2020
10.18	Form of Stock Option Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2019. (1)	10-K	001-16427	10.43	2/20/2020
10.19	Form of Stock Option Grant for United States Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.51	2/20/2020
10.20	Form of Stock Option Grant for United Kingdom Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.52	2/20/2020
10.21	Form of Stock Option Grant Notice and Option Agreement under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2013 through 2017. (1)	10-Q	001-35462	10.1	5/6/2013
10.22	Form of Stock Option Grant Notice and Stock Option Award Agreement for U.S. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2018 and 2019. (1)	10-K	001-35462	10.16.14	2/28/2018
10.23	Worldpay, Inc.2012 Equity Incentive Plan. (1)	10-K	001-35462	10.40	2/28/2018
10.24	Form of Deferred Restricted Stock Unit Grant to Director under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in May 2020. (1)	10-K	001-16427	10.63	2/18/2021

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.25	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2020. (1)	10-K	001-16427	10.64	2/18/2021
10.26	Form of Stock Option Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2020. (1)	10-K	001-16427	10.65	2/18/2021
10.27	Form of Restricted Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2020. (1)	10-K	001-16427	10.66	2/18/2021
10.28	Form of Restricted Stock Unit Grant to Director under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in May 2020. (1)	10-K	001-16427	10.67	2/18/2021
10.29	Fidelity National Information Services, Inc. Qualified Retirement Equity Program effective January 1, 2021. (1)	10-Q	001-16427	10.1	5/6/2021
10.30	Form of Stock Option Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made beginning in March 2021. (1)	10-Q	001-16427	10.2	5/6/2021
10.31	Form of Restricted Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made beginning in March 2021. (1)	10-Q	001-16427	10.3	5/6/2021
10.32	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made beginning in March 2021. (1)	10-Q	001-16427	10.4	5/6/2021
10.33	Amended and Restated Employment Agreement dated as of October 17, 2022 between Fidelity National Information Services, Inc., and Stephanie Ferris.(1)	10-Q	001-16427	10.2	11/4/2022
10.34	Cooperation Agreement dated as of December 14, 2022, between Fidelity National Information Services, Inc. and D.E. Shaw.	8-K	001-16427	10.1	12/15/2022
10.35	Amendment to Employment Agreement effective as of January 31, 2022, between Fidelity National Information Services, Inc., and Denise Williams. (1)	10-K	001-16427	10.78	2/27/2023

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.36	Employment Agreement, by and between Fidelity National Information Services, Inc. and James Kehoe. (1)	8-K	001-16427	10.1	8/22/2023
10.37	Fidelity National Information Services, Inc. Employee Stock Purchase Plan, effective May 25, 2022. (1)	DEF 14A	001-16427	Annex B	4/15/2022
10.38	Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan. (1)	DEF 14A	001-16427	Annex A	4/15/2022
10.39	Form of Stock Option Grant under Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made beginning in March 2023. (1)	10-Q	001-16427	10.1	5/2/2023
10.40	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made beginning in March 2023. (1)	10-Q	001-16427	10.2	5/2/2023
10.41	Form of Restricted Stock Unit Grant under Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made beginning in March 2023. (1)	10-Q	001-16427	10.3	5/2/2023
10.42	Limited Consulting Services Engagement Agreement between Lucido Advisory Services, LLC and Fidelity Information Services, LLC, effective March 1, 2024. (1)	8-K	001-16427	10.2	2/23/2024
10.43	Fidelity National Information Services Inc. Amended and Restated Qualified Retirement Equity Program effective January 30, 2024.	10-Q	001-16427	10.1	5/7/2024
10.44	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made beginning in March 2023. (1)	10-Q	001-16427	10.1	8/6/2024
10.45	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made beginning in March 2023. (1)	10-Q	001-16427	10.2	8/6/2024
10.46	Form of Restricted Stock Unit Grant under Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made beginning in March 2023. (1)	10-Q	001-16427	10.3	8/6/2024
10.47	Form of Restricted Stock Unit Grant under Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made beginning in March 2023. (1)	10-Q	001-16427	10.4	8/6/2024

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.48	Form of Restricted Stock Unit Grant under Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made beginning in March 2023. (1)	10-Q	001-16427	10.5	8/6/2024
10.49	Eighth Amendment and Restatement Agreement, dated as of September 27, 2024, by and among FIS, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, including the form of the Eighth Amended and Restated Credit Agreement attached as Annex A thereto.	8-K	001-16427	10.1	10/3/2024
19.1	Securities Trading Policy					*
21.1	Subsidiaries of the Registrant.					*
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).					*
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
						*
97	Excess Incentive Compensation Clawback Policy.	10-K	001-16427	97	2/26/2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tages are embedded within the Inline XBRL document.					*

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit (101).					*
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date:	February 13, 2025	By:	/s/ Stephanie Ferris
Stephanie Ferris
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 13, 2025	By:	/s/ James Kehoe
James Kehoe
Chief Financial Officer
(Principal Financial Officer)

Date:	February 13, 2025	By:	/s/ Alexandra Brooks
Alexandra Brooks
Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 13, 2025	By:	/s/ Stephanie Ferris
Stephanie Ferris
President, Chief Executive Officer and Director

Date:	February 13, 2025	By:	/s/ Jeffrey A. Goldstein
Jeffrey A. Goldstein
Chairman of the Board
Director

Date:	February 13, 2025	By:	/s/ Lee Adrean
Lee Adrean
Director

Date:	February 13, 2025	By:	/s/ Nicole Anasenes
Nicole Anasenes
Director

Date:	February 13, 2025	By:	s// Mark D. Benjamin
Mark D. Benjamin
Director

Date:	February 13, 2025	By:	/s/ Kourtney Gibson
Kourtney Gibson
Director

Date:	February 13, 2025	By:	/s/ Lisa A. Hook
Lisa A. Hook
Director

Date:	February 13, 2025	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
Director

Date:	February 13, 2025	By:	/s/ Gary L. Lauer
Gary L. Lauer
Director

Date:	February 13, 2025	By:	/s/ James B. Stallings, Jr.
James B. Stallings, Jr.
Director