Form 10-Q
period 2025-03-31
Fidelity National Information Services, Inc.
filed 2025-05-06
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of May 2, 2025, 525,395,053 shares of the Registrant's Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2025

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$805	$834
Settlement assets	789	479
Trade receivables, net of allowance for credit losses of $43 and $35, respectively	1,920	1,876
Other receivables	164	160
Receivable from related party	28	84
Prepaid expenses and other current assets	704	638
Current assets held for sale	—	1,115
Total current assets	4,410	5,186
Property and equipment, net	689	646
Goodwill	17,328	17,260
Intangible assets, net	1,211	1,318
Software, net	2,560	2,526
Equity method investment	3,795	3,858
Other noncurrent assets	1,619	1,749
Deferred contract costs, net	1,229	1,241
Total assets	$32,841	$33,784
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$1,829	$1,994
Settlement payables	799	500
Deferred revenue	964	902
Short-term borrowings	1,108	636
Current portion of long-term debt	2,254	968
Current liabilities held for sale	—	1,094
Total current liabilities	6,954	6,094
Long-term debt, excluding current portion	8,658	9,686
Deferred income taxes	790	863
Other noncurrent liabilities	1,371	1,441
Total liabilities	17,773	18,084

Equity:
FIS stockholders' equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding as of March 31, 2025, and December 31, 2024	—	—
Common stock $0.01 par value, 750 shares authorized, 636 and 633 shares issued as of March 31, 2025, and December 31, 2024, respectively	6	6
Additional paid in capital	47,174	47,129
(Accumulated deficit) retained earnings	(22,392)	(22,257)
Accumulated other comprehensive earnings (loss)	(381)	(364)
Treasury stock, $0.01 par value, 110 and 102 common shares as of March 31, 2025, and December 31, 2024, respectively, at cost	(9,343)	(8,816)
Total FIS stockholders' equity	15,064	15,698
Noncontrolling interest	4	2
Total equity	15,068	15,700
Total liabilities and equity	$32,841	$33,784
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Loss)
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2025	2024
Revenue	$2,532	$2,468
Cost of revenue	1,653	1,559
Gross profit	879	909
Selling, general, and administrative expenses	558	573
Asset impairments	2	14
Other operating (income) expense, net - related party	(28)	(33)
Operating income	347	355
Other income (expense):
Interest expense, net	(80)	(77)
Other income (expense), net	(37)	(172)
Total other income (expense), net	(117)	(249)
Earnings (loss) before income taxes and equity method investment earnings (loss)	230	106
Provision (benefit) for income taxes	81	20
Equity method investment earnings (loss), net of tax	(71)	(86)
Net earnings (loss) from continuing operations	78	—
Earnings (loss) from discontinued operations, net of tax	—	707
Net earnings (loss)	78	707
Net (earnings) loss attributable to noncontrolling interest from continuing operations	(1)	(1)
Net earnings (loss) attributable to FIS	$77	$706

Net earnings (loss) attributable to FIS:
Continuing operations	$77	$(1)
Discontinued operations	—	707
Total	$77	$706
Basic earnings (loss) per common share attributable to FIS:
Continuing operations	$0.15	$—
Discontinued operations	—	1.23
Total	$0.15	$1.23
Diluted earnings (loss) per common share attributable to FIS:
Continuing operations	$0.15	$—
Discontinued operations	—	1.22
Total	$0.15	$1.22
Weighted average common shares outstanding:
Basic	528	576
Diluted	531	578
Amounts in table may not sum or calculate due to rounding.
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(In millions)
(Unaudited)

	Three months ended March 31,
	2025	2024

Net earnings (loss)	$78	$707
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustments	102	(136)
Change in fair value of net investment hedges	(187)	160
Excluded components of fair value hedges	(68)	(5)
Reclassification of foreign currency translation adjustments to net earnings (loss) from discontinued operations	—	(148)
Share of equity method investment other comprehensive earnings (loss)	75	3
Other adjustments	16	(6)
Other comprehensive earnings (loss), before tax	(62)	(132)
Provision for income tax (expense) benefit related to items of other comprehensive earnings (loss)	45	(40)
Other comprehensive earnings (loss), net of tax	(17)	(172)
Comprehensive earnings (loss)	61	535
Net (earnings) loss attributable to noncontrolling interest	(1)	(1)
Comprehensive earnings (loss) attributable to FIS	$60	$534
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three months ended March 31, 2025 and 2024
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, December 31, 2024	633	(102)	$6	$47,129	$(22,257)	$(364)	$(8,816)	$2	$15,700
Issuance of restricted stock	3	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	(6)	—	—	—	—	(450)	—	(450)
Treasury shares held for taxes due upon exercise of stock awards	—	(2)	—	—	—	—	(77)	—	(77)
Stock-based compensation	—	—	—	45	—	—	—	—	45
Cash dividends declared ($0.40 per share per quarter) and other distributions	—	—	—	—	(212)	—	—	1	(211)
Net earnings (loss)	—	—	—	—	77	—	—	1	78
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(17)	—	—	(17)
Balances, March 31, 2025	636	(110)	$6	$47,174	$(22,392)	$(381)	$(9,343)	$4	$15,068

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, December 31, 2023	631	(48)	$6	$46,933	$(22,905)	$(260)	$(4,724)	$6	$19,056
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	1	—	—	—	—	1
Purchases of treasury stock	—	(21)	—	—	—	—	(1,432)	—	(1,432)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(18)	—	(18)
Stock-based compensation	—	—	—	32	—	—	—	—	32
Cash dividends declared ($0.36 per share per quarter) and other distributions	—	—	—	—	(207)	—	—	(1)	(208)
Sale of Worldpay noncontrolling interest	—	—	—	—	—	—	—	(2)	(2)
Net earnings (loss)	—	—	—	—	706	—	—	1	707
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(172)	—	—	(172)
Balances, March 31, 2024	632	(69)	$6	$46,966	$(22,406)	$(432)	$(6,174)	$4	$17,964

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - (Unaudited) (In millions)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities from continuing operations:
Net earnings (loss)	$78	$707
Less earnings (loss) from discontinued operations, net of tax	—	707
Net earnings (loss) from continuing operations	78	—
Adjustment to reconcile net earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	456	428
Amortization of debt issuance costs	4	6
Asset impairments	2	14
Loss on extinguishment of debt	—	174
Loss (gain) on sale of businesses, investments and other	31	14
Stock-based compensation	47	31
Loss from equity method investment	71	86
Deferred income taxes	(9)	(64)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	(9)	136
Receivable from related party	55	(153)
Settlement activity	(10)	12
Prepaid expenses and other assets	(34)	(116)
Deferred contract costs	(71)	(115)
Deferred revenue	65	45
Accounts payable, accrued liabilities and other liabilities	(219)	(292)
Net cash provided by operating activities from continuing operations	457	206
Cash flows from investing activities from continuing operations:
Additions to property and equipment	(37)	(27)
Additions to software	(196)	(175)
Settlement of net investment hedge cross-currency interest rate swaps	—	5
Net proceeds from sale of businesses and investments	—	12,795
Cash divested from sale of business	(1,417)	(3,137)
Acquisitions, net of cash acquired	(1)	(56)
Coupon payments on interest rate swaps	(22)	(22)
Other investing activities, net	(3)	(2)
Net cash provided by (used in) investing activities from continuing operations	(1,676)	9,381
Cash flows from financing activities from continuing operations:
Borrowings	12,488	13,441
Repayment of borrowings and other financing arrangements	(12,029)	(21,379)
Treasury stock activity	(537)	(1,342)
Dividends paid	(220)	(209)
Other financing activities, net	33	43
Net cash provided by (used in) financing activities from continuing operations	(265)	(9,446)
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	303	(241)
Net cash provided by (used in) investing activities	—	(39)
Net cash provided by (used in) financing activities	—	(65)
Net cash provided by (used in) discontinued operations	303	(345)
Effect of foreign currency exchange rate changes on cash from continuing operations	40	(17)
Effect of foreign currency exchange rate changes on cash from discontinued operations	—	(25)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,141)	(246)
Cash, cash equivalents and restricted cash, beginning of period	1,946	4,414
Cash, cash equivalents and restricted cash, end of period	$805	$4,168
Supplemental cash flow information:
Cash paid for interest	$90	$182
Cash paid for income taxes	$81	$101
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

(1)    Basis of Presentation

The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

The preparation of these consolidated financial statements in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP") and the related rules and regulations of the U.S. Securities and Exchange Commission ("SEC" or "Commission") requires our management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. The inputs into management's critical and significant accounting estimates consider the economic impact of inflation and economic growth rates. These estimates may change as new events occur and additional information is obtained. Future actual results could differ materially from these estimates. To the extent that there are differences between these estimates, judgments and assumptions and actual results, our consolidated financial statements will be affected.

On January 31, 2024, the Company completed the sale ("the 2024 Worldpay Sale") of a 55% equity interest in its Worldpay Merchant Solutions business to private equity funds managed by GTCR, LLC (such funds, the "Buyer"). FIS retains a non-controlling 45% equity interest in a new standalone joint venture, Worldpay Holdco, LLC ("Worldpay"), following the closing of the 2024 Worldpay Sale. FIS' share of the net income (loss) of Worldpay is reported as equity method investment earnings (loss), net of tax. The net cash proceeds received by FIS, net of estimated closing adjustments and transaction costs, are presented as investing cash flows within continuing operations on the consolidated statement of cash flows. See Note 3 for information regarding the equity method investment earnings (loss), net of tax, beginning on February 1, 2024.

During the third quarter of fiscal year 2023, the Company analyzed quantitative and qualitative factors relevant to the Worldpay Merchant Solutions disposal group in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 205-20 and determined that the accounting criteria to be classified as held for sale were met, when a definitive purchase agreement was signed. Accordingly, the assets and liabilities of the disposal group are presented separately on the consolidated balance sheets for all periods presented. In addition, the disposition represents a strategic shift that will have a major impact on the Company's operations and financial results. As a result, the operating results of the Worldpay Merchant Solutions business prior to the closing of the 2024 Worldpay Sale have been reflected as discontinued operations for all periods presented and, as such, have been excluded from continuing operations and segment results.

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

See Note 13 for information regarding FIS entering into definitive agreements to (i) buy the Issuer Solutions business from Global Payments Inc. (“Global Payments”) and (ii) sell its remaining equity interest in Worldpay to Global Payments.

Certain reclassifications have been made in the 2024 consolidated financial statements to conform to the classifications used in 2025 as described below.

•Revenue related primarily to software licenses requiring frequent, integral updates was classified as Transaction processing and services revenue during the quarter ended December 31, 2024, and related prior-period amounts have been reclassified from Other recurring revenue to Transaction processing and services for comparability. See Note 5 for further information.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•On the consolidated statements of cash flows, we reclassified Coupon payments on interest rate swaps from Other investing activities into its own classification. The consolidated statement of cash flows for the three months ended March 31, 2024, has been reclassified to conform to the current presentation.

Amounts in tables in the financial statements and accompanying footnotes may not sum or calculate due to rounding.

Revision of Prior-Period Consolidated Financial Statements

During the third quarter of 2024, the Company identified immaterial misstatements affecting the Company's previously issued consolidated financial statements as of and for the annual periods ended December 31, 2023 and 2022, and the quarterly periods ended March 31 and June 30, 2024. The misstatements related primarily to the timing of the recognition of expenses associated with inventory-related accruals, along with their related balance sheet impacts, and the presentation of certain value-added tax balances in the consolidated financial statements. The Company has revised its prior-period financial statements to correct these misstatements as well as other unrelated immaterial misstatements, including adjustments to Revenue and Other income (expense), net. The revisions ensure comparability across all periods reflected herein.

(2)    Discontinued Operations

2024 Sale of 55% Equity Interest in Worldpay Merchant Solutions Business

As discussed in Note 1, the Company completed the 2024 Worldpay Sale on January 31, 2024. The results of the Worldpay Merchant Solutions business prior to the closing of the 2024 Worldpay Sale have been presented as discontinued operations. There were no earnings (loss) from discontinued operations during the three-month period ended March 31, 2025.

Upon closing of the 2024 Worldpay Sale, a loss on sale of disposal group of $466 million was recorded to reduce the carrying value of the disposal group to an updated estimate of its fair value less cost to sell. Upon closing of the 2024 Worldpay Sale, the Company also recorded a tax benefit of $991 million, primarily from the release of U.S. deferred tax liabilities that were not transferred in the 2024 Worldpay Sale, net of the estimated U.S. tax cost that the Company expects to incur as a result of the 2024 Worldpay Sale. Completion of remaining purchase agreement provisions in connection with the 2024 Worldpay Sale could result in further adjustments to the estimated U.S. tax cost.

Additionally, as part of the 2024 Worldpay Sale, the Company obtained the right to receive up to $1.0 billion of consideration contingent on the returns realized by the Buyer exceeding certain thresholds ("2024 Worldpay Sale contingent consideration"). The Company recognized this financial instrument as a derivative as discussed further in Note 9. As discussed in Note 13, as a result of the pending sale of its remaining equity interest in Worldpay, it is no longer anticipated that Buyer’s returns will exceed the thresholds necessary to earn this contingent consideration.

(3)    Equity Method Investment

As discussed in Note 1, the Company completed the 2024 Worldpay Sale on January 31, 2024, retaining a non-controlling equity interest in Worldpay. We account for our 45% minority ownership in Worldpay using the equity method of accounting. During the three months ended March 31, 2025, and two-month period from February 1, 2024, through March 31, 2024, the Company's share of the net income of Worldpay and our investor-level tax impact is reported as Equity method investment earnings (loss), net of tax, in the consolidated statement of earnings (loss). During the three months ended March 31, 2025, we received distributions of $44 million from Worldpay, which are recorded in Other investing activities, net on the consolidated statement of cash flows.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Summary Worldpay financial information is as follows (in millions):

	Three months	Two months
	ended	ended
Statement of Earnings (Loss)	March 31, 2025	March 31, 2024
Revenue	$1,281	$832
Gross profit	$613	$385
Earnings (loss) before income taxes	$(180)	$(230)
Net earnings (loss) attributable to Worldpay	$(217)	$(243)
FIS share of net earnings (loss) attributable to Worldpay, net of tax (1)	$(71)	$(86)

(1)For the three months ended March 31, 2025, and two months ended March 31, 2024, this amount is net of $22 million and $23 million, respectively, of investor-level tax benefit, as well as intra-entity eliminations for timing differences between the Company and Worldpay's recognition of profits and losses on related-party transactions.

Balance Sheet	March 31, 2025	December 31, 2024
Current assets	$10,325	$8,126
Noncurrent assets	$15,966	$15,834
Current liabilities	$8,323	$5,979
Noncurrent liabilities	$9,389	$9,321
Noncontrolling interest	$—	$1

Continuing Involvement with Discontinued Operations and Related-Party Transactions

We have continuing involvement with Worldpay, primarily through our remaining interest, a transition services agreement ("TSA"), and various other commercial agreements. Under the terms of the TSA, the Company is procuring certain third-party services on behalf of Worldpay and providing technology infrastructure, risk and security, accounting and various other corporate services to Worldpay for a period of up to 24 months after the closing, subject to a six-month extension, and Worldpay is providing various corporate services to the Company, allowing it to maintain access to certain resources transferred in the 2024 Worldpay Sale. See Note 13 for a discussion of amendments to the TSA made contingent upon the closing of the the April 17, 2025, agreement to sell our remaining equity interest in Worldpay.

During the three months ended March 31, 2025, and two months ended March 31, 2024, third-party pass-through costs of $20 million and $57 million, respectively, were incurred under the TSA, and were netted against the equal and offsetting reimbursement amounts due from Worldpay. Additionally, during the three months ended March 31, 2025, and two months ended March 31, 2024, net TSA services income of $28 million and $33 million, respectively, was recognized in Other operating (income) expense, net - related party, with approximately two-thirds of the corresponding expense recorded in Cost of revenue and the remainder recorded in Selling, general and administrative expense in the consolidated statement of earnings (loss). Revenue earned during the three months ended March 31, 2025, and two months ended March 31, 2024, from various commercial services provided to Worldpay was $35 million and $22 million, respectively. Under our former short-term employee leasing agreement ("ELA") with Worldpay, there were no pass-through costs during the three months ended March 31, 2025, and $115 million of pass-through costs were incurred and netted against the equal and offsetting reimbursement amounts due from Worldpay during the two months ended March 31, 2024.

For the three months ended March 31, 2025, and two months ended March 31, 2024, we collected net cash of $151 million and $136 million, respectively, related to the ELA, TSA and commercial agreements with Worldpay. As of March 31, 2025 and December 31, 2024, we recorded a receivable of $28 million and $84 million, respectively, in Receivable from related party on the consolidated balance sheet in connection with the TSA and commercial agreements. Under the TSA and commercial agreements, amounts are generally invoiced monthly in arrears and are payable by electronic transfer within 30 days of invoice. As of March 31, 2025, and December 31, 2024, we also recorded other payables to Worldpay of $19 million and $25 million, respectively, in Accounts payable, accrued and other liabilities on the consolidated balance sheet. These amounts are generally payable within 30 days.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Prior to the 2024 Worldpay Sale, the Company issued standby letters of credit and made parental guarantees (collectively "Guarantees") in the ordinary course of its business to various counterparties on behalf of certain former subsidiaries included in the 2024 Worldpay Sale, including a guarantee of a liability that a Worldpay subsidiary owes to the former owners of Worldpay Group plc (the “CVR Liability”). FIS and Worldpay have agreed to maintain these Guarantees through January 31, 2026 (the "Guarantee Period"), affording Worldpay time to arrange for alternatives to the Guarantees. Worldpay’s aggregate amount of borrowing capacity under the standby letters of credit guaranteed by FIS is $273 million. As of March 31, 2025, there were no amounts outstanding under the standby letters of credit. As of March 31, 2025, and December 31, 2024, Worldpay’s CVR liability was $378 million and $378 million and is due on October 12, 2027. There is no limitation to the maximum potential future payments under the other remaining Guarantees, and such maximum potential amount of future payments under the other remaining Guarantees cannot be estimated due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each agreement. As of March 31, 2025, there are no amounts drawn under any of the Guarantees. In the event a Worldpay subsidiary were to default on a performance obligation covered by the Guarantees, the Company could be required to make payment or be subject to claims; however, in any such case, Worldpay is required under the terms of the agreement governing the 2024 Worldpay Sale to fully reimburse and indemnify the Company. The Company considers the likelihood of incurring a loss under the Guarantees to be remote, and no amounts have been accrued with respect to these Guarantees.

(4)    Acquisitions

During the year ended December 31, 2024, the Company completed acquisitions of three businesses for total cash consideration, net of cash acquired, of $515 million. These acquisitions were recorded as business combinations. The results of operations and financial position of the acquisitions are included in the consolidated financial statements subsequent to the closing of each acquisition. We recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values, consisting primarily of $87 million of customer relationships and $139 million of software assets. The Company also recorded $345 million of goodwill for the residual amount by which the purchase price exceeded the fair value of the net assets acquired. The purchase price allocations are provisional for two businesses as of March 31, 2025, and the Company expects to finalize them as soon as practicable, but no later than one year from each of the respective acquisition dates. There were no significant business combinations, individually or in the aggregate, completed during the quarter ended March 31, 2025.

(5)    Revenue

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue. The tables also include a reconciliation of the disaggregated revenue with the Company's reportable segments.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended March 31, 2025 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,491	$475	$22	$1,988
All others	227	289	28	544
Total	$1,718	$764	$50	$2,532

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,290	$394	$43	$1,727
Software maintenance	95	147	1	243
Other recurring	69	24	1	94
Total recurring	1,454	565	45	2,064

Software license	28	102	—	130
Professional services	123	91	1	215
Other non-recurring fees	113	6	4	123
Total	$1,718	$764	$50	$2,532

For the three months ended March 31, 2024 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,432	$445	$41	$1,918
All others	253	261	36	550
Total	$1,685	$706	$77	$2,468

Type of Revenue:
Recurring revenue:
Transaction processing and services (1)	$1,267	$378	$56	$1,701
Software maintenance	90	143	—	233
Other recurring (1)	60	15	1	76
Total recurring	1,417	536	57	2,010

Software license	50	74	—	124
Professional services	132	96	1	229
Other non-recurring fees	86	—	19	105
Total	$1,685	$706	$77	$2,468

(1)Revenue related primarily to software licenses requiring frequent, integral updates has been classified as Transaction processing and services revenue commencing in the quarter ended December 31, 2024, and related prior-period amounts have been reclassified from Other recurring revenue to Transaction processing and services for comparability. Revenue reclassified for the three months ended March 31, 2024, was $4 million, $7 million and $9 million within Banking, Capital Markets and Corporate and Other, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Contract Balances

At March 31, 2025, and December 31, 2024, contract assets of $242 million and $220 million, respectively, are included in Prepaid expenses and other current assets.

The Company recognized revenue of $319 million and $325 million during the three months ended March 31, 2025 and 2024, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2025, approximately $23.0 billion of revenue is estimated to be recognized in the future from the Company's remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals that are not yet contractually obligated. The Company expects to recognize approximately 33% of our remaining performance obligations over the next 12 months, approximately another 25% over the next 13 to 24 months, and the balance thereafter.

(6)    Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

The Company records restricted cash in captions other than Cash and cash equivalents in the consolidated balance sheets. The reconciliation between Cash and cash equivalents in the consolidated balance sheets and Cash, cash equivalents and restricted cash per the consolidated statements of cash flows is as follows (in millions):

	March 31, 2025	December 31, 2024
Cash and cash equivalents on the consolidated balance sheets	$805	$834
Merchant float from discontinued operations included in current assets held for sale	—	1,074
Cash from discontinued operations included in current assets held for sale	—	38
Total Cash, cash equivalents and restricted cash per the consolidated statements of cash flows	$805	$1,946

Settlement Assets

The principal components of the Company's settlement assets on the consolidated balance sheets are as follows (in millions):

	March 31, 2025	December 31, 2024
Settlement assets
Settlement deposits	$586	$353
Settlement receivables	203	126
Total Settlement assets	$789	$479

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Intangible Assets, Software and Property and Equipment

The following table provides details of Intangible assets, Software and Property and equipment as of March 31, 2025, and December 31, 2024 (in millions):

	March 31, 2025			December 31, 2024
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Intangible assets	$6,493	$5,282	$1,211	$6,444	$5,126	$1,318
Software	$4,692	$2,132	$2,560	$4,636	$2,110	$2,526
Property and equipment	$2,090	$1,401	$689	$2,083	$1,437	$646

As of March 31, 2025, Intangible assets, net of amortization, includes $1.1 billion of customer relationships and $112 million of trademarks and other intangible assets. Amortization expense with respect to Intangible assets was $155 million and $160 million for the three months ended March 31, 2025 and 2024, respectively.

Depreciation expense for property and equipment was $44 million and $44 million for the three months ended March 31, 2025 and 2024, respectively.

Amortization expense with respect to software was $169 million and $142 million for the three months ended March 31, 2025 and 2024, respectively

There were no software impairments during the three months ended March 31, 2025, and $11 million of software impairments for the three months ended March 31, 2024, primarily related to the termination of certain internally developed software projects.

Goodwill

Changes in goodwill during the three months ended March 31, 2025, are summarized below (in millions).

		Capital	Corporate
	Banking	Market	And
	Solutions	Solutions	Other	Total
Balance, December 31, 2024	$12,699	$4,541	$20	$17,260
Goodwill attributable to acquisitions	1	8	—	9
Foreign currency adjustments	18	41	—	59
Balance, March 31, 2025	$12,718	$4,590	$20	$17,328

We assess goodwill for impairment on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. We evaluated whether events and circumstances as of March 31, 2025, indicated potential impairment of our reporting units.

For our Banking and Capital Markets reporting units, we performed a qualitative assessment by examining factors most likely to affect our reporting units' fair values. The factors examined involve use of management judgment and included, among others, (1) forecast revenue, growth rates, operating margins, and capital expenditures used to calculate estimated future cash flows, (2) future economic and market conditions and (3) FIS' market capitalization. Based on our interim impairment assessment as of March 31, 2025, we concluded that it remained more likely than not that the fair value continues to exceed the carrying amount for each of these reporting units; therefore, goodwill was not impaired. Given the substantial excess of fair value over carrying amounts, we believe the likelihood of obtaining materially different results based on a change of assumptions to be low.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Equity Security Investments

The Company holds various equity securities without readily determinable fair values. These securities primarily represent strategic investments made by the Company, as well as investments obtained through acquisitions. Such investments totaled $190 million and $191 million at March 31, 2025, and December 31, 2024, respectively, and are included within Other noncurrent assets on the consolidated balance sheets. The Company accounts for these investments at cost, less impairment, and adjusts the carrying values for observable price changes from orderly transactions for identical or similar investments of the same issuer. These adjustments are generally considered Level 2-type fair value measurements. The Company records realized and unrealized gains and losses on these investments, as well as impairment losses, as Other income (expense), net on the consolidated statements of earnings (loss) and recorded net gains (losses) of $(2) million and $(1) million for the three months ended March 31, 2025 and 2024, respectively, related to these investments.

Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities as of March 31, 2025, and December 31, 2024, consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Trade accounts payable	$176	$214
Accrued salaries and incentives	231	445
Accrued benefits and payroll taxes	132	74
Income taxes payables	301	279
Taxes other than income tax	127	126
Accrued interest payable	109	117
Operating lease liabilities	67	74
Related-party payables	19	25
Other accrued liabilities	667	640
Total Accounts payable, accrued and other liabilities	$1,829	$1,994

(7)    Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of March 31, 2025, and December 31, 2024, consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Contract costs on implementations in progress	$309	$381
Contract origination costs on completed implementations, net	599	602
Contract fulfillment costs on completed implementations, net	321	258
Total Deferred contract costs, net	$1,229	$1,241

Amortization of deferred contract costs on completed implementations was $88 million and $83 million during the three months ended March 31, 2025 and 2024, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8)    Debt

Long-term debt as of March 31, 2025, and December 31, 2024, consisted of the following (in millions):

	March 31, 2025
		Weighted
		Average
	Interest	Interest		March 31,	December 31,
	Rates	Rate (1)	Maturities	2025	2024
Fixed Rate Notes
Senior USD Notes	1.2% - 5.6%	3.7%	2025 - 2052	$6,381	$6,381
Senior Euro Notes	0.6% - 3.0%	2.6%	2025 - 2039	4,328	4,154
Senior GBP Notes	2.3% - 3.4%	7.0%	2029 - 2031	221	214
Revolving Credit Facility (2)		5.6%	2029	152	151
Financing arrangements			2025 - 2029	129	66
Other (3)				(299)	(312)
Total long-term debt, including current portion				10,912	10,654
Current portion of long-term debt				(2,254)	(968)
Long-term debt, excluding current portion				$8,658	$9,686

(1)The weighted average interest rate includes the impact of the fair value basis adjustments due to interest rate swaps and the impact of cross-currency interest rate swaps designated as fair value hedges and excludes the impact of cross-currency interest rate swaps designated as net investment hedges (see Note 9). The impact of the included fair value basis adjustments and cross-currency interest rate swaps in certain cases results in an effective weighted average interest rate being outside the stated interest rate range on the fixed rate notes.
(2)Interest on the Revolving Credit Facility is generally payable at Secured Overnight Financing Rate ("SOFR") plus a spread of 0.100% plus an applicable margin of up to 1.625% and an unused commitment fee of up to 0.200%, each based upon the Company's corporate credit ratings. The weighted average interest rate on the Revolving Credit Facility excludes fees.
(3)Other includes the amount of fair value basis adjustments due to interest rate swaps (see further discussion below in Note 9), unamortized debt issuance costs and unamortized non-cash bond discounts.

Short-term borrowings as of March 31, 2025, and December 31, 2024, consisted of the following (in millions):

	March 31, 2025
	Weighted
	Average
	Interest		March 31,	December 31,
	Rate	Maturities	2025	2024
Euro-commercial paper notes ("ECP Notes")	2.6%	Up to 183 days	$108	$104
U.S. commercial paper notes ("USCP Notes")	4.6%	Up to 397 days	1,000	532
Total Short-term borrowings			$1,108	$636

The Company is a party to interest rate swaps that were previously de-designated as fair value hedges resulting in fair value basis adjustments that are recorded as a decrease of long-term debt. The basis adjustments are amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-term debt previously hedged. The fair value basis adjustments reflected in Other in the long-term debt table above totaled $(219) million and $(228) million as of March 31, 2025, and December 31, 2024, respectively.

The Company is also party to fixed-for-fixed cross-currency interest rate swaps under which it agrees to receive interest in foreign currency in exchange for paying interest in U.S. dollars. These are designated as fair value hedges.

The Company has also entered into cross-currency interest rate swaps under which it agrees to receive interest in U.S. dollars in exchange for paying interest in a foreign currency. These are designated as net investment hedges. Although these cross-currency interest rate swaps are entered into as net investment hedges of its investments in certain of its non-U.S. subsidiaries, and not for the purpose of hedging interest rates, the benefit or cost of such hedges is reflected in interest expense in the consolidated statement of earnings (loss). As of March 31, 2025, the weighted average interest rate of the Company's

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

outstanding debt was 3.6%, including the impact of fair value basis adjustments due to interest rate swaps and cross-currency interest rate swaps designated as fair value hedges, but excluding the impact of cross-currency interest rate swaps designated as net investment hedges. Including the impact of the net investment hedge cross-currency interest rate swaps on interest expense, the weighted average interest rate of the Company's outstanding debt was 2.9%.

See Note 9 for further discussion of the Company's interest rate swaps and cross-currency interest rate swaps and related hedge designations.

The following table summarizes the amount of our long-term debt, including financing arrangements for certain hardware and software, as of March 31, 2025, based on maturity date.

Total
2025	$995
2026	1,288
2027	1,604
2028	1,671
2029	699
Thereafter	4,954
Total principal payments	11,211
Other debt per the long-term debt table	(299)
Total long-term debt, including current portion	$10,912

There are no mandatory principal payments on the Revolving Credit Facility, and any balance outstanding on the Revolving Credit Facility will be due and payable at the Revolving Credit Facility's maturity date, which occurs on September 27, 2029.

Senior Notes

On March 7 and 8, 2024, pursuant to cash tender offers, FIS purchased and redeemed an aggregate principal amount of $1.5 billion in Senior USD Notes and an aggregate principal amount of £1.0 billion in Senior GBP Notes, with interest rates ranging from 2.25% to 5.625% and maturities ranging from 2025 to 2052, resulting in a loss on extinguishment of debt of approximately $174 million, recorded in Other income (expense), net on the consolidated statement of earnings (loss), relating to tender discounts and fees; the write-off of unamortized bond discounts, debt issuance costs and fair value basis adjustments; and gains on related derivative instruments. The Company funded the purchase and redemption of the Senior Notes using a portion of the net proceeds from the 2024 Worldpay Sale.

Commercial Paper

The Company has a Euro commercial paper ("ECP") and a U.S. commercial paper ("USCP") program for the issuance and sale of senior, unsecured commercial paper notes, up to a combined maximum aggregate amount outstanding at any time of $4.5 billion. Borrowings are limited to the availability of funds under the Revolving Credit Facility, which backstops the commercial paper programs. The ECP and USCP programs are generally used for general corporate purposes. During the first quarter of 2024, the Company repaid its ECP Notes and USCP Notes using a portion of the net proceeds from the 2024 Worldpay Sale before resuming borrowings during the third quarter of 2024.

Revolving Credit Facility

On September 27, 2024, FIS entered into an amendment and restatement agreement to the Revolving Credit Facility to amend certain covenant provisions, revise lender commitments for certain counterparties, and extend the scheduled maturity date to September 27, 2029. As of March 31, 2025, the borrowing capacity under the Revolving Credit Facility was approximately $3.2 billion (net of $1,108 million of capacity backstopping our commercial paper notes and $152 million of Revolving Credit Facility outstanding balance).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $777 million and $806 million lower than the carrying value, excluding the fair value basis adjustments due to interest rate swaps and unamortized discounts, as of March 31, 2025, and December 31, 2024, respectively.

(9)    Financial Instruments

Fair Value Hedges

The Company held fixed-to-variable interest rate swaps with aggregate notional amounts of $1,854 million and £925 million at both March 31, 2025, and December 31, 2024. Prior to the quarter ended September 30, 2023, these swaps were designated as fair value hedges for accounting purposes, converting the interest rate exposure on certain of the Company's Senior Notes from fixed to variable. While designated as fair value hedges, changes in fair value of these interest rate swaps were recorded as an adjustment to long-term debt. During the quarter ended September 30, 2023, the Company de-designated these swaps as fair value hedges. As a result of the de-designations, the final fair value basis adjustments recorded through the dates of de-designation as a decrease of the long-term debt are subsequently amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-term debt. During the quarter ended March 31, 2024, $316 million of unamortized fair value basis adjustments recorded as a decrease of the long-term debt tendered was written-off and recorded as part of the loss on extinguishment of debt (see Note 8). The remaining unamortized fair value basis adjustments recorded as a decrease of the long-term debt totaled $219 million and $228 million at March 31, 2025, and December 31, 2024, respectively. We amortized $9 million and $19 million of these balances as Interest expense during the three months ended March 31, 2025 and 2024, respectively (see Note 8).

Concurrently with the de-designations described above, the Company entered into new offsetting variable-to-fixed interest rate swaps. The Company held variable-to-fixed interest rate swaps with aggregate notional amounts of $1,854 million and £925 million at both March 31, 2025, and December 31, 2024. The Company accounts for the de-designated fixed-to-variable and offsetting variable-to-fixed interest rate swaps as economic hedges; as such, effective as of the de-designation dates, changes in interest rates associated with the variable leg of the interest rate swaps do not affect the interest expense recognized, eliminating variable-rate risk on the fixed-to-variable interest rate swaps. The terms of the new interest rate swaps when matched against the terms of the existing fixed-to-variable interest rate swaps result in a net fixed coupon spread payable by the Company. The impact of the go-forward changes in fair values of the new and existing interest rate swaps, including the impact of the coupons, is recorded as Other income (expense), net pursuant to accounting for economic hedges and totaled $(18) million and $4 million for the three months ended March 31, 2025 and 2024, respectively. The coupon payments are recorded within Cash flows from investing activities from continuing operations on the consolidated statements of cash flows and totaled $22 million in cash outflows for both the three months ended March 31, 2025 and 2024. The new and existing interest rate swap fair values totaled assets of $6 million and $33 million and liabilities of $(564) million and $(595) million as of March 31, 2025, and December 31, 2024, respectively.

During the quarter ended September 30, 2023, the Company entered into an aggregate notional amount of €3,375 million fixed-for-fixed cross-currency interest rate swaps to hedge its exposure to foreign currency risk associated with its Senior Euro Notes. During the quarter ended June 30, 2023, the Company entered into an aggregate notional amount of £925 million fixed-for-fixed cross-currency interest rate swaps to hedge its exposure to foreign currency risk associated with its Senior GBP Notes. These swaps are designated as fair value hedges for accounting purposes. During March 2024, the Company partially terminated certain fixed-for-fixed cross-currency interest rate swaps that were hedging foreign currency risk associated with its Senior GBP Notes that were partially tendered (see Note 8). After such partial termination, there remained an aggregate notional amount of approximately £170 million in fixed-for-fixed cross-currency interest rate swaps that hedge the Company's exposure to foreign currency risk associated with its Senior GBP Notes. The fair value of these swaps totaled assets of $13 million and $4 million and liabilities of $(8) million and $(84) million at March 31, 2025, and December 31, 2024, respectively. Changes in the swap fair values attributable to changes in spot foreign currency exchange rates are recorded in Other income (expense), net and totaled $153 million and $(87) million for the three months ended March 31, 2025 and 2024, respectively. This amount offset the impact of changes in spot foreign currency exchange rates on the Senior GBP Notes and Senior Euro Notes also recorded to Other income (expense), net during the hedge period. Changes in swap fair values attributable to excluded components, such as changes in fair value due to forward foreign currency exchange rates and cross-currency basis spreads, are recorded in Accumulated other comprehensive earnings (loss) ("AOCI"). The Company recorded $(68) million and $(5) million for the three months ended March 31, 2025 and 2024, respectively, through Other comprehensive earnings (loss)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

for the changes in swap fair values attributable to excluded components. The amounts recorded in AOCI generally affect net earnings (loss) through Interest expense using the amortization approach. For the three months ended March 31, 2025 and 2024, $12 million and $12 million, respectively, was recognized as Interest expense using the amortization approach. As a result of the partial terminations during March 2024, the Company received $33 million in net proceeds recorded within Other financing activities, net on the consolidated statement of cash flows and recorded a $19 million reduction to the loss on extinguishment of debt due to reclassifying the amount of AOCI related to the partially terminated hedges into earnings (see Note 8).

Net Investment Hedges

The purpose of the Company's net investment hedges, as discussed below, is to reduce the volatility of FIS' net investment value in its Euro- and Pound Sterling-denominated operations due to changes in foreign currency exchange rates. Changes in fair value due to remeasurement of the effective portion are recorded as a component of AOCI for net investment hedges. The amounts included in AOCI for the net investment hedges will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations. Any ineffective portion of these hedging instruments impacts net earnings when the ineffectiveness occurs. The Company assesses effectiveness of cross-currency interest rate swap hedging instruments using the spot method. Under this method, the periodic interest settlements are recorded directly in earnings through Interest expense (see Note 8).

The Company recorded net investment hedge aggregate gain (loss) for the change in fair value and related income tax (expense) benefit within Other comprehensive earnings (loss), net of tax, on the consolidated statements of comprehensive earnings (loss) for its designated net investment hedges as follows (in millions). No ineffectiveness has been recorded on the net investment hedges.

	Three months ended March 31,
	2025	2024
Foreign currency-denominated debt designations	$(8)	$27
Cross-currency interest rate swap designations	(130)	53
Total	$(138)	$80

Foreign Currency-Denominated Debt Designations

The Company has designated certain foreign currency-denominated debt as net investment hedges of its investment in Euro-denominated operations. An aggregate of €188 million and €250 million of Senior Euro Notes with maturity in 2025 was designated as a net investment hedge of the Company's investment in Euro-denominated operations as of March 31, 2025, and December 31, 2024, respectively. An aggregate of €100 million of ECP Notes was also designated as a net investment hedge of the Company's investment in Euro-denominated operations as of March 31, 2025, and December 31, 2024.

The Company held €438 million and €375 million aggregate notional amount of foreign currency forward contracts as of March 31, 2025, and December 31, 2024, respectively, to economically hedge its exposure to foreign currency risk associated with Senior Euro Notes that were previously de-designated as net investment hedges. The foreign currency forward contract fair values totaled a net asset of $7 million and net liability of $(11) million at March 31, 2025, and December 31, 2024, respectively. Upon maturity of the forward contracts, the Company records the net proceeds paid or received within Other financing activities, net on the consolidated statement of cash flows. During the three months ended March 31, 2025 and 2024, the Company received $0 million and $13 million in net proceeds. The change in fair value of the foreign currency forward contracts is recorded as Other income (expense), net pursuant to accounting for economic hedges and offsets the impact of the change in spot foreign currency exchange rates on the de-designated Senior Euro Notes, which is also recorded as Other income (expense), net.

Cross-Currency Interest Rate Swap Designations

The Company holds cross-currency interest rate swaps designated as net investment hedges of its investment in Euro- and Pound Sterling-denominated operations. As a result of the 2024 Worldpay Sale, the Company terminated its outstanding cross-currency interest rate swaps designated as net investment hedges of its investment in Pound Sterling-denominated operations on January 31, 2024.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2025, and December 31, 2024, an aggregate notional amount of €5,045 million was designated as a net investment hedge of the Company's investment in Euro-denominated operations. The cross-currency interest rate swap fair values totaled assets of $29 million and $128 million and liabilities of $(89) million and $(12) million as of March 31, 2025, and December 31, 2024, respectively.

During the three months ended March 31, 2025 and 2024, the Company (paid) received net proceeds of $0 million and approximately $(5) million, respectively, for the fair values of the cross-currency interest rate swaps as of the settlement dates. The proceeds were recorded within investing activities on the consolidated statements of cash flows.

2024 Worldpay Sale Contingent Consideration

As part of the 2024 Worldpay Sale, the Company obtained the right to receive up to $1.0 billion of consideration contingent on the returns realized by the Buyer exceeding certain thresholds. The Company recognized this financial instrument as a derivative at fair value when it recorded the 2024 Worldpay Sale transaction. Subsequent changes in fair value are recorded through Other income (expense), net in the consolidated statement of earnings (loss). The fair value of the contingent consideration from the 2024 Worldpay Sale is $108 million at March 31, 2025, and December 31, 2024, included in Other noncurrent assets on the consolidated balance sheet. The Company recognized no change in fair value for the three months ended March 31, 2025 and 2024. As discussed in Note 13, as a result of the April 17, 2025, agreement to sell our remaining equity interest in Worldpay, it is no longer anticipated that Buyer’s returns will exceed the thresholds necessary to earn this contingent consideration. Therefore, it is expected that the Company will recognize a non-cash loss to be recorded in Other income (expense), net in the quarter ending June 30, 2025, to reflect the reduction of the fair value of the derivative.

(10)    Commitments and Contingencies

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

On April 27, 2023, a shareholder derivative action captioned Portia McCollum, derivatively on behalf of Fidelity National Information Services, Inc. v. Gary Norcross et al., was filed in the same court by a stockholder of the Company. Subsequently, that stockholder dismissed the suit without prejudice and sent a demand pursuant to Georgia Code § 14-2-742 (the "McCollum Demand"). Another stockholder, City of Hialeah Employees' Retirement System, sent a similar demand (the "Hialeah Demand"), and three other stockholders, City of Southfield Fire and Police Retirement System, Young Family Living Trust, and Michele Luthin, also subsequently sent similar demands (the "Southfield Demand," the "Young Demand," and the "Luthin Demand," respectively). The Southfield Demand was subsequently withdrawn. The demands claim that FIS officers and directors violated federal securities laws and breached fiduciary duties, including with respect to the valuation, integration, and synergies of our former Merchant Solutions segment, and they demand that the Board investigate and commence legal proceedings against officers and directors in connection with the purported wrongdoing. On August 25, 2023, the Board established a Demand Review Committee to consider the McCollum and Hialeah Demands and any related demands that are received (such as the Young Demand and the Luthin Demand) and make recommendations to the Board with respect to the demands. The Demand Review Committee has hired independent counsel. The Board has made no final decision with respect to the demands and has not rejected the demands.

On October 18, 2023, a shareholder derivative action captioned City of Hialeah Employees' Retirement System v. Stephanie L. Ferris et al. (the "Hialeah Action") was filed in the same court by the stockholder that previously had sent the Hialeah Demand. The complaint in the Hialeah Action, which names certain of the Company's current and former officers and directors as defendants (the "Individual Defendants"), seeks to assert claims on behalf of the Company for violations of federal securities laws, breach of fiduciary duty, unjust enrichment, and contribution and indemnification, including with respect to the valuation, integration, and synergies of our former Merchant Solutions segment. On March 29, 2024, the Company and the Individual

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Defendants filed a motion to stay or dismiss the action without prejudice pending the completion of the Board's consideration of the demands (the "Motion to Stay"), and the Individual Defendants concurrently filed a separate motion to dismiss (the "Individual Defendants’ Motion to Dismiss"). On March 21, 2025, the court granted in part and denied in part the Motion to Stay, and denied the Individual Defendants' Motion to Dismiss. As a result of those rulings, the Individual Defendants must file an answer to the complaint, but the case will be partially stayed pending completion of the Demand Review Committee's investigation.

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

January 15, 2025, Partial System Outage

On January 15, 2025, a local area power disruption and coincident hardware failure resulted in a partial system outage that temporarily disrupted the operations of certain FIS clients. The outage was not the result of any cyber attack or other malicious conduct. FIS has restored impacted applications. In connection with this disruption, we have received a customer notice of its intent to seek indemnification relating to potential costs allegedly incurred as a result of this disruption, and a lawsuit was filed against the Company in state court in North Carolina by a purported class of customers of one of the affected banks, captioned Mosser v. Fidelity National Information Services, Inc. On March 3, 2025, FIS timely removed the lawsuit to federal court. On April 9, 2025, FIS filed a motion to dismiss the complaint in full, which remains pending with the court. Although the Company is unable to estimate the impact of the incident, or the related litigation, it does not believe that it will have a material impact on the Company or its financial condition or its results of operations.

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

(11)    Net Earnings (Loss) per Share

The basic weighted average shares and common stock equivalents for the three months ended March 31, 2025 and 2024, were computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes net earnings (loss) and net earnings (loss) per share attributable to FIS for the three months ended March 31, 2025 and 2024 (in millions, except per share amounts):

	Three months ended March 31,
	2025	2024
Net earnings (loss) from continuing operations attributable to FIS	$77	$(1)
Net earnings (loss) from discontinued operations attributable to FIS	—	707
Net earnings (loss) attributable to FIS	$77	$706
Weighted average shares outstanding-basic	528	576
Plus: Common stock equivalent shares	3	2
Weighted average shares outstanding-diluted	531	578
Net earnings (loss) per share-basic from continuing operations attributable to FIS	$0.15	$—
Net earnings (loss) per share-basic from discontinued operations attributable to FIS	—	1.23
Net earnings (loss) per share-basic attributable to FIS	$0.15	$1.23
Net earnings (loss) per share-diluted from continuing operations attributable to FIS	$0.15	$—
Net earnings (loss) per share-diluted from discontinued operations attributable to FIS	—	1.22
Net earnings (loss) per share-diluted attributable to FIS	$0.15	$1.22

Options to purchase approximately 6 million and 8 million shares of our common stock during the three months ended March 31, 2025 and 2024, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock. In August 2024, our Board of Directors approved a separate, incremental share repurchase program authorizing the repurchase of up to $3.0 billion in aggregate value of shares of our common stock. Repurchases under these programs will be made at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. Neither of these repurchase programs has an expiration date, and either program may be suspended for periods, amended or discontinued at any time. During the quarter ended March 31, 2025, the Company repurchased the final 1.4 million shares available for repurchase under the January 2021 share repurchase program for approximately $110.3 million. After exhausting the January 2021 repurchase program, the Company repurchased, during the quarter ended March 31, 2025, an additional 5 million shares for approximately $340 million under the August 2024 share repurchase program. Approximately $2.7 billion remained available for repurchase under the August 2024 share repurchase program as of March 31, 2025.

(12)    Segment Information

As described in Note 1, the Company reports its financial performance based on the following segments: Banking Solutions, Capital Market Solutions and Corporate and Other. Below is a summary of each segment.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Capital Market Solutions ("Capital Markets")

The Capital Markets segment is focused on serving global financial services clients and multi-national corporations with a broad array of buy- and sell-side, treasury, risk management and lending solutions. Clients in this segment include asset managers, private equity firms, sell-side securities brokerage and trading firms, insurers, asset and auto financiers and other commercial organizations. Our solutions include a variety of mission-critical buy- and sell-side applications for recordkeeping, data and analytics, trading and financing as well as corporate treasury and risk management applications. Capital Markets clients purchase our solutions in various ways including licensing and managing technology "in-house," using consulting and third-party service providers, as well as procuring fully outsourced end-to-end solutions. Our long-established relationships with many of these financial and commercial institutions generate significant recurring revenue. We have made, and continue to make, investments in modern platforms, advanced technologies, open APIs, machine learning and artificial intelligence, and regulatory technology to support our Capital Markets clients.

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments, as well as certain non-strategic businesses that we plan to wind down or sell. The overhead and leveraged costs relate to corporate marketing, finance, accounting, human resources, legal, compliance and internal audit functions, as well as other costs, such as acquisition, integration and transformation-related expenses, and amortization of acquisition-related intangibles that are not considered when management evaluates revenue-generating segment performance. Our other operating income recorded in connection with the TSA is also recorded in Corporate and Other.In the Corporate and Other segment, the Company recorded acquisition, integration and other costs comprised of the following (in millions):

	Three months ended
	March 31,
	2025	2024

Acquisition and integration	$8	$24
Enterprise transformation, including Future Forward and platform modernization	46	73
Severance and other termination expenses	59	18
Separation of the Worldpay Merchant Solutions business	21	30
Incremental stock compensation directly attributable to specific programs	10	11
Other, including divestiture-related expenses and enterprise cost control and other initiatives	9	2
Total acquisition, integration and other costs	$153	$158

Other costs in Corporate and Other also include impairment charges and costs that were previously incurred in support of the Worldpay Merchant Solutions business but are not directly attributable to it and thus were not recorded in discontinued operations.

Adjusted EBITDA

Adjusted EBITDA is a measure of segment profit or loss that is reported to the chief operating decision maker, the Company's Chief Executive Officer and President, who utilizes the measure for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), equity method investment earnings (loss), and depreciation and amortization, and excludes certain costs that do not constitute normal, recurring, cash operating expenses necessary to operate our business. These excluded costs generally include the purchase price amortization of acquired intangible assets, as well as acquisition, integration and certain other costs and asset impairments. These excluded costs are recorded in the Corporate and Other segment. After adjusting for the foregoing items, our significant segment expenses consist of the following categories:

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

For the three months ended March 31, 2025 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$1,718	$764	$50	$2,532
Direct cost of revenue	(278)	(44)	(8)	(330)
Net personnel costs	(454)	(210)	(293)	(957)
Infrastructure costs	(63)	(25)	(148)	(236)
Allocated costs	(191)	(107)	298	—
Other costs	(44)	(9)	2	(51)
Adjusted EBITDA	$688	$369	$(99)	$958

Adjusted EBITDA				$958
Depreciation and amortization				(287)
Purchase accounting amortization				(169)
Acquisition, integration and other costs				(153)
Asset impairments				(2)
Interest expense, net				(80)
Other income (expense), net				(37)
(Provision) benefit for income taxes				(81)
Equity method investment earnings (loss), net of tax				(71)
Net earnings attributable to noncontrolling interest				(1)
Net earnings (loss) attributable to FIS				$77
Capital expenditures (1)	$190	$113	$7	$310
Depreciation and amortization (including purchase accounting amortization)	$166	$102	$188	$456

(1) Capital expenditures include $77 million of certain hardware and software purchases subject to financing or other long-term payment arrangements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended March 31, 2024 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$1,685	$706	$77	$2,468
Direct cost of revenue	(247)	(43)	(23)	(313)
Net personnel costs	(465)	(233)	(225)	(923)
Infrastructure costs	(68)	(20)	(134)	(222)
Allocated costs	(144)	(61)	205	—
Other costs	(22)	(14)	(5)	(41)
Adjusted EBITDA	$739	$335	$(105)	$969

Adjusted EBITDA				$969
Depreciation and amortization				(263)
Purchase accounting amortization				(165)
Acquisition, integration and other costs				(158)
Asset impairments				(14)
Indirect Worldpay business support costs				(14)
Interest expense, net				(77)
Other income (expense), net				(172)
(Provision) benefit for income taxes				(20)
Equity method investment earnings (loss)				(86)
Net earnings (loss) from discontinued operations, net of tax				707
Net earnings attributable to noncontrolling interest				(1)
Net earnings attributable to FIS				$706
Capital expenditures	$118	$76	$8	$202
Depreciation and amortization (including purchase accounting amortization)	159	102	167	428

Clients in the U.K., Germany, Australia, Netherlands, Brazil, Switzerland and France accounted for the majority of the revenue from clients based outside of North America for all periods presented. No individual country outside of North America accounted for more than 10% of total revenue for the three months ended March 31, 2025 and 2024.

Long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaled $741 million and $760 million as of March 31, 2025, and December 31, 2024, respectively. These assets are predominantly located in the United Kingdom, Germany, India, Australia, Ireland and Switzerland.

(13) Subsequent Event

On April 17, 2025, FIS entered into definitive agreements to (i) buy the Issuer Solutions business from Global Payments Inc. (“Global Payments”) for an enterprise value of $13.5 billion, inclusive of $1.5 billion of anticipated net present value of tax assets, or a net purchase price of $12.0 billion, subject to customary adjustments (the “Issuer Solutions Acquisition”) and (ii) sell its remaining equity interest in Worldpay to Global Payments for a value of $6.6 billion net of transaction fees and other costs (the “Worldpay Minority Interest Sale”). We expect to fund the Issuer Solutions Acquisition through a combination of approximately $8.0 billion of new debt and the after-tax proceeds from the Worldpay Minority Interest Sale. The transactions are expected to close by the first half of 2026, subject to regulatory approvals and other customary closing conditions.

Contingent on the closing of the Worldpay Minority Interest Sale (the "Closing"), the TSA was amended to extend the term until June 30, 2027, subject to further extension for a period of up to 24 months following the Closing, and to extend the Guarantee Period until December 31, 2026. Several of the commercial agreements between FIS and Worldpay were also amended to extend their services to Global Payments contingent on the Closing.

We will continue to account for our non-controlling 45% equity interest in Worldpay using the equity method of accounting until the completion of the transactions. Upon closing of the Worldpay Minority Interest Sale, we expect to record a gain equal to the excess of the estimated $6.6 billion pre-tax net selling price over the carrying value of the Worldpay equity method investment. The carrying value of the Worldpay equity method investment, which was $3.8 billion as of March 31,

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2025, will continue to be adjusted for our equity method investment earnings (loss) before application of investor-level taxes and for our pro rata share of the investee's other comprehensive earnings (loss) as well as for any distributions received from our equity method investment.

As part of the 2024 Worldpay Sale, the Company obtained the right to receive up to $1.0 billion of consideration contingent on the returns realized by the Buyer exceeding certain thresholds, and it recognized this financial instrument separately from the Worldpay equity method investment as a derivative at fair value. As of March 31, 2025, the carrying value of this asset was $108 million. As a result of the Worldpay Minority Interest Sale agreement, it is no longer anticipated that Buyer’s returns will exceed the thresholds necessary to earn this contingent consideration. Therefore, it is expected that the Company will recognize a non-cash loss to be recorded in Other income (expense), net in the quarter ending June 30, 2025, to reflect the reduction of the fair value of the derivative.

As of March 31, 2025, the Company maintains a $41 million deferred tax liability for the difference between the tax basis of the Worldpay equity method investment and the corresponding financial statement carrying value. The measurement and character of this deferred tax liability has changed with the announcement of the Worldpay Minority Interest Sale, as our intention, as of April 17, 2025, is to no longer hold the investment. The estimated deferred tax impact of the Worldpay Minority Interest Sale will be updated for the quarter ended June 30, 2025. The amount could be material, although an estimate of the financial effect cannot be made at this time.

On April 17, 2025, we entered into a commitment letter (the “Bridge Commitment Letter”) with Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (the “Lenders”) pursuant to which the Lenders have committed to provide a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of up to $8 billion, subject to customary conditions. On May 1, 2025, we entered into a credit agreement (the “Term Facility”) with a group of lenders pursuant to which we can draw up to an aggregate principal amount of $8 billion of senior unsecured term loans to fund the Issuer Solutions Acquisition, subject to customary conditions. Upon entry into the Term Facility, all commitments under the Bridge Commitment Letter were reduced to $0 and the Bridge Commitment Letter was terminated in accordance with its terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless stated otherwise or the context otherwise requires, all references to "FIS," "we," "our," "us," the "Company" or the "registrant" are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries.

The following discussion should be read in conjunction with Item 1. Condensed Consolidated Financial Statements (Unaudited) and the Notes thereto included elsewhere in this report. The statements contained in this Form 10-Q or in our other documents or in oral presentations or other management statements that are not purely historical are forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, as well as other statements about our expectations, beliefs, intentions, or strategies regarding the future, or other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements include statements about anticipated financial outcomes, including any earnings outlook or projections, projected revenue or expense synergies or dis-synergies, business and market conditions, outlook, foreign currency exchange rates, deleveraging plans, expected dividends and share repurchases of the Company, the Company's sales pipeline and anticipated profitability and growth, plans, strategies and objectives for future operations, strategic value creation, risk profile and investment strategies, any statements regarding future economic conditions or performance and any statements with respect to the future impacts of the pending acquisition of Global Payments' Issuer Solutions business ("Issuer Solutions") and the pending sale of our remaining equity interest in Worldpay. These statements may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results or outlook, statements of outlook and various accruals and estimates. These statements relate to future events and our future results and involve a number of risks and uncertainties. Forward-looking statements are based on management's beliefs as well as assumptions made by, and information currently available to, management.

Actual results, performance or achievement could differ materially from these forward-looking statements. The risks and uncertainties to which forward-looking statements are subject include the following, without limitation:

•changes in general economic, business and political conditions, a recession, intensified or expanded international hostilities, acts of terrorism, increased rates of inflation or interest, effects of announced or future tariff increases and any resulting regulatory changes in global trade relations, changes in consumer or business confidence; changes in either or both the United States and international lending, capital and financial markets or currency fluctuations;
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
•the risk that the pending acquisition of Issuer Solutions will not be completed or will not provide the expected benefits, including the anticipated cost or revenue synergies, within the expected timeframe, in full or at all;
•the risk that the integration of Issuer Solutions will be more difficult, time-consuming or expensive than anticipated;
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
•fraud by bad actors; and
•other risks detailed elsewhere in the "Risk Factors" section and other sections of this report, and in our other filings with the Securities and Exchange Commission.

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

2024 Worldpay Sale Summary

On January 31, 2024, we completed the sale (the "2024 Worldpay Sale") of a 55% equity interest in our Worldpay Merchant Solutions business to private equity funds managed by GTCR, LLC (such funds, the "Buyer"). FIS retained a non-controlling 45% equity interest in a new standalone joint venture, Worldpay Holdco, LLC ("Worldpay"), following the closing of the 2024 Worldpay Sale. Worldpay continues to provide merchant acquiring and related services to businesses of all sizes and across any industry globally, enabling them to accept, authorize and settle electronic payment transactions.

Pending Acquisition of Issuer Solutions Business and Sale of Remaining Equity Interest in Worldpay

As previously disclosed, on April 17, 2025, FIS entered into a transaction agreement pursuant to which FIS has agreed to buy the Issuer Solutions business ("Issuer Solutions") from Global Payments Inc. ("Global Payments") for an enterprise value of $13.5 billion, inclusive of $1.5 billion of anticipated net present value of tax assets, or a net purchase price of $12.0 billion, subject to customary adjustments (the "Issuer Solutions Acquisition"). As consideration for the Issuer Solutions Acquisition, FIS has agreed to sell to Global Payments all of its equity interests in Worldpay for a pre-tax value of $6.6 billion, net of transaction fees and other costs, and to pay the remainder of the purchase price in cash. FIS intends to fund the cash portion of the purchase price with approximately $8.0 billion of new debt. The transaction is expected to close in the first half of 2026, subject to regulatory approvals and other customary closing conditions. For additional details regarding these transactions, refer to FIS' Current Report on Form 8-K filed with the SEC on April 21, 2025, and to Note 13 of the consolidated financial statements.

Business Trends and Conditions

Revenue Sources and Markets

Our revenue from continuing operations is primarily derived from a combination of technology and processing solutions, transaction processing fees, professional services and software license fees. While we are a global company and do business around the world, the majority of our revenue is generated by clients in the U.S. The majority of our international revenue is generated by clients in the U.K., Germany, Canada, Australia, Netherlands, Brazil, Switzerland and France. In addition, the majority of our revenue has historically been recurring under multi-year Banking and Capital Markets contracts that contribute relative stability to our revenue stream. These solutions, in general, are considered critical to our clients' operations. Professional services revenue is typically non-recurring, though recognition often occurs over time rather than at a point in time. Sales of software licenses are typically non-recurring with point-in-time recognition and are less predictable.

Economic Trends

We are experiencing relatively stable sales cycles and levels of client activity across our businesses. We have experienced, and continue to experience, relatively high inflation in our primary markets over the medium-term cycle. Relatively high interest rates have had, and may continue to have, a negative impact on our interest expense. During 2024, we used a portion of the net proceeds from the 2024 Worldpay Sale to repay our borrowings under our commercial paper programs and reduce our long-term debt, which has decreased our interest expense from previous levels. However, we expect to incur approximately $8.0 billion of new debt upon closing of the Issuer Solutions Acquisition expected in the first half of 2026, as further discussed in Note 13 to the consolidated financial statements. Given the volatility of exchange rates and the mix of currencies involved in both revenues and expenses, the direction and magnitude of future effects of currency fluctuations are uncertain. We are monitoring the potential impacts of recently enacted and potential future tariff regimes in the U.S. and overseas.

2024 Worldpay Sale

The Company completed the 2024 Worldpay Sale on January 31, 2024, for cash consideration in a transaction valuing the Worldpay Merchant Solutions business at an enterprise value of $18.5 billion, including $1.0 billion of consideration contingent on the returns realized by Buyer exceeding certain thresholds, which contingent consideration FIS no longer expects to receive as a result of the pending sale of its remaining equity interest in Worldpay, as discussed in Note 13 to the consolidated financial statements. The net cash proceeds received by FIS at the closing were greater than $12 billion, net of estimated closing adjustments, debt restructuring fees, taxes and transaction costs. We used the proceeds from the 2024 Worldpay Sale in 2024 primarily to retire debt and repurchase shares as well as for general corporate purposes. In connection with the 2024 Worldpay

Sale, FIS and Worldpay entered into commercial agreements, preserving a key value proposition for clients of both businesses and minimizing potential dis-synergies. FIS and Worldpay also entered into additional agreements as described in Note 3 to the consolidated financial statements. We account for our non-controlling 45% equity interest in Worldpay using the equity method of accounting, and our share of the net income of Worldpay subsequent to the sale is reported as Equity method investment earnings (loss), net of tax.

As a result of the 2024 Worldpay Sale, we recorded an estimated loss on sale of $578 million during 2024. We also recorded a tax benefit of $1.1 billion, primarily from the release of U.S. deferred tax liabilities that were not transferred in the 2024 Worldpay Sale, net of the estimated U.S. tax cost that we expect to incur as a result of the 2024 Worldpay Sale. Completion of remaining purchase agreement provisions in connection with the 2024 Worldpay Sale could result in further adjustments to the estimated U.S. tax cost.

Pending Sale of Remaining Equity Interest in Worldpay

Upon closing of the pending sale of our remaining equity interest in Worldpay, we expect to record a gain equal to the excess of the estimated $6.6 billion pre-tax net selling price over the carrying value of the Worldpay equity method investment as of the date of closing. The carrying value of the Worldpay equity method investment, which was $3.8 billion as of March 31, 2025, will continue to be adjusted for our equity method investment earnings (loss) before application of investor-level taxes and for our pro rata share of the investee's other comprehensive earnings (loss) as well as for any distributions received from our equity method investment.

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

Digital One Platform

Consumer preference, particularly in younger generations, continues to shift to digital-first banking solutions. It is increasingly clear that a priority for our clients is to provide a unified, engaging and inclusive banking experience powered by digital capabilities across all channels and customer activities. Our Digital One platform helps our clients, from top-tier large financial institutions with over $10 billion in assets to top-tier and mid-tier community banks, provide a set of modern digital solutions to support all customer types, including retail consumers, sole proprietors, small businesses and large corporations, through any channel, including desktop, tablet, smartphone, and branch. The uniform customer experience extends to support a broad range of financial services including opening new accounts, servicing existing accounts, money movement, and personal financial management, as well as other consumer, small business and commercial banking capabilities. The Digital One platform is host-agnostic, and our digital suite has been enabled across multiple FIS core banking platforms, including IBS, Horizon, Modern Banking Platform, AffinityEdge, and Systematics, in addition to non-FIS platforms run by banking financial institutions who demand market-leading digital capabilities.

Banking Industry Consolidation

Consolidation within the banking industry has occurred and may continue to occur, primarily in the form of merger and acquisition activity among financial institutions, which generally increases competition among financial technology providers. However, consolidation resulting from specific merger and acquisition transactions may be beneficial to our business. When consolidations of financial institutions occur, merger partners often operate systems obtained from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit if the client retains our solutions and expands the use of them following the consolidation to support the newly combined entity. Conversely, we may lose revenue if our solutions are not chosen to support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation may have greater leverage in negotiating terms or could decide to perform in-house some or all of the solutions that we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive solutions to take advantage of specific opportunities at the surviving company.

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

Cybersecurity Threats and Solutions

Cyberattacks on information technology systems and the vendors and technological supply chain on which they rely continue to grow in frequency, complexity and sophistication. This is a trend we expect to continue with widespread impacts, including potential direct attacks on FIS, our supply chain partners, or our clients. The continued growth in the frequency, complexity and sophistication of cyberattacks, coupled with the continued interconnection in the global technology ecosystem, present both a threat and an opportunity for FIS. Using expertise we have gained from our ongoing focus and investment, we have developed and we offer fraud, security, risk management and compliance solutions to target this growth opportunity in the financial services industry. We also use certain of these solutions to manage our own risks.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Consolidated Results of Operations - Comparisons of three-month periods ended March 31, 2025 and 2024

	Three months ended March 31,
			$	%
	2025	2024	Change	Change
	(In millions)
Revenue	$2,532	$2,468	$64	3%
Cost of revenue	(1,653)	(1,559)	(94)	6
Gross profit	879	909	(30)	(3)
Gross profit margin	35%	37%
Selling, general and administrative expenses	(558)	(573)	15	(3)
Asset impairments	(2)	(14)	12	NM
Other operating (income) expense, net - related party	(28)	(33)	5	NM
Operating income	$347	$355	(8)	(2)
Operating margin	14%	14%
NM = Not meaningful

Revenue

Revenue for the three months ended March 31, 2025, increased primarily due to recurring revenue growth in both the Banking and Capital Markets segments, including higher volumes in our payments business and from the onboarding of prior-year sales. Revenue growth was partially offset by a decrease in our Corporate and Other segment primarily due to a decrease in other non-recurring revenue in our non-strategic businesses, as well as the divestiture of a non-strategic business during the first quarter of 2025. See "Segment Results of Operations" below for a more detailed explanation.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue for the three months ended March 31, 2025, increased primarily due to increased direct cost of revenue associated with increased transaction volumes and increased infrastructure and net personnel costs, which include costs to support the Worldpay transition services agreement ("TSA"), and higher amortization expense on internally developed software. Gross profit margin for the three months ended March 31, 2025, decreased primarily due to the increased indirect cost of revenue noted above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2025, decreased slightly, driven by a decrease in primarily third-party consulting expenses offset by an increase in net personnel costs.

Asset Impairments

There were no material impairments during the three months ended March 31, 2025. The three months ended March 31, 2024, included impairments primarily related to the termination of certain internally developed software projects.

Other operating (income) expense, net - related party

As described in Note 3 to the consolidated financial statements, under the terms of the Worldpay TSA, during the three-month periods ended March 31, 2025 and 2024, the Company provided technology infrastructure, risk and security, accounting and various other corporate services to Worldpay. The income received for these services is recorded in Other operating (income) expense, net - related party, and the corresponding expenses are recognized in Cost of revenue and Selling, general and administrative expense in the consolidated statement of earnings (loss).

Operating Income and Operating Margin

The change in operating income and operating margin for the three months ended March 31, 2025, resulted from the revenue and cost variances noted above.

Total Other Income (Expense), Net

	Three months ended March 31,
			$	%
	2025	2024	Change	Change
Other income (expense):	(In millions)
Interest expense, net	$(80)	$(77)	$(3)	4%
Other income (expense), net	(37)	(172)	135	NM
Total other income (expense), net	$(117)	$(249)	132	NM
NM = Not meaningful

Interest expense (net) for the three months ended March 31, 2025, increased slightly, driven primarily by a decrease in interest income, which was higher in the three months ended March 31, 2024, as a result of unused proceeds from the 2024 Worldpay Sale, offset by a decrease in interest expense as a result of lower average debt levels during the three months ended March 31, 2025, compared to the prior-year quarter.

Other income (expense), net for the periods presented consists of various income and expense items outside of the Company's operating activities, including foreign currency transaction remeasurement gains and losses; realized and unrealized gains and losses on equity security investments, including impairment losses on these investments; and fair value adjustments on certain non-operating assets and liabilities, including certain derivatives, as further described in Note 9 to the consolidated financial statements.

The three-month period ended March 31, 2025, included primarily the impact of the change in fair value of interest rate swaps accounted for as economic hedges, as discussed in Note 9 to the consolidated financial statements, and foreign currency transaction remeasurement losses. The three-month period ended March 31, 2024, included loss on extinguishment of debt of approximately $(174) million, as discussed in Note 8 to the consolidated financial statements.

Provision (Benefit) for Income Taxes

	Three months ended March 31,
			$	%
	2025	2024	Change	Change
	(In millions)
Provision (benefit) for income taxes	$81	$20	$61	NM
Effective tax rate	35%	19%
NM = Not meaningful

The increase in the effective tax rate for the three months ended March 31, 2025, was primarily driven by one-time discrete costs and a net increase to the tax impacts from stock compensation. As described in Note 2 to the consolidated financial statements, the Company reflects its investor-level tax impact relating to equity method investments as a component of Equity method investment earnings (loss), net of tax in the consolidated statement of earnings (loss). Therefore, equity method investment earnings (loss) and the related investor-level tax are excluded from the calculation of FIS' annual effective tax rate.

Equity Method Investment Earnings (Loss)

	Three months ended March 31, 2025	Two months ended March 31, 2024	$ Change	% Change
	(In millions)
Equity method investment earnings (loss), net of tax	$(71)	$(86)	$15	(17)%
NM = Not meaningful

As discussed in Note 1 to the consolidated financial statements, the Company completed the 2024 Worldpay Sale on January 31, 2024, retaining a non-controlling equity interest in Worldpay. We account for our 45% equity interest in Worldpay using the equity method of accounting. Beginning on February 1, 2024, our share of the net income of Worldpay is reported as Equity method investment earnings (loss), net of tax, in the consolidated statement of earnings (loss) and reflects FIS' investor-level tax impact on its investment in Worldpay. See Note 3 to the consolidated financial statements for summary Worldpay financial information.

Discontinued Operations

As discussed in Note 1 to the consolidated financial statements, the Company completed the 2024 Worldpay Sale on January 31, 2024. The results of the Worldpay Merchant Solutions business prior to the completion of the 2024 Worldpay Sale have been presented as discontinued operations. For the three-month periods ended March 31, 2025, there was no revenue or pretax earnings from discontinued operations. For the three-month period ended March 31, 2024, revenue and pretax earnings (loss) from discontinued operations were $403 and $182, respectively. An initial loss on sale of disposal group of $466 million was recorded upon closing of the 2024 Worldpay Sale to reflect the impact of the excess of the carrying value of the disposal group over the estimated fair value less cost to sell. For the three-month period ended March 31, 2024, the Company recorded a tax benefit of $991 million, primarily from the write-off of U.S. deferred tax liabilities that were not transferred in the 2024 Worldpay Sale, net of the estimated U.S. tax cost that the Company expects to incur as a result of the 2024 Worldpay Sale. Completion of other purchase agreement provisions in connection with the 2024 Worldpay Sale could result in further adjustments to the estimated U.S. tax cost.

Segment Results of Operations - Comparisons of three-month periods ended March 31, 2025 and 2024

FIS reports its financial performance based on the following segments: Banking Solutions, Capital Market Solutions, and Corporate and Other.

Adjusted EBITDA is reported to our chief operating decision maker, the Company's Chief Executive Officer and President, who utilizes the measure for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC Topic 280, Segment Reporting. Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), equity method investment earnings (loss), and depreciation and amortization, and excludes certain costs that do not constitute normal, recurring, cash operating expenses necessary to operate our business. These excluded costs generally include purchase price amortization of acquired intangible assets, as well as acquisition, integration and certain other costs and asset impairments. These excluded costs are recorded in the Corporate and Other segment. Adjusted EBITDA for the respective segments excludes the foregoing items. Financial information, including details of Adjusted EBITDA, for each of our segments is set forth in Note 12 to the consolidated financial statements.

Banking Solutions

	Three months ended March 31,
			$	%
	2025	2024	Change	Change
	(In millions)
Revenue	$1,718	$1,685	$33	2%
Adjusted EBITDA	$688	$739	(51)	(7)
Adjusted EBITDA margin	40.1%	43.9%
Adjusted EBITDA margin basis points change	(380)

Three months ended March 31:

Revenue in our Banking segment increased 2% for the three months ended March 31, 2025. Recurring revenue contributed 2% to the total segment revenue growth rate, driven by higher volumes in our payments business. Non-recurring revenue was flat versus the prior year, as higher card production volumes in our commercial services business offset lower license and termination fee revenue compared to the prior year.

Adjusted EBITDA and adjusted EBITDA margin decreased year over year due to the revenue mix impacts noted above, as well as the timing of expenses.

Capital Market Solutions

	Three months ended March 31,
			$	%
	2025	2024	Change	Change
	(In millions)
Revenue	$764	$706	$58	8%
Adjusted EBITDA	$369	$335	34	10
Adjusted EBITDA margin	48.3%	47.4%
Adjusted EBITDA margin basis points change	90

Three months ended March 31:

Revenue in our Capital Markets segment increased 8% for the three months ended March 31, 2025. Recurring revenue contributed 4% to the total segment revenue growth rate, driven by onboarding of prior year sales. Non-recurring revenue contributed 4% to the growth rate due to higher software license revenue.

Adjusted EBITDA increased year over year due to the revenue impacts noted above and continued cost management. Adjusted EBITDA margin increased year over year due to increased high-margin license revenue and operating leverage.

Corporate and Other

	Three months ended March 31,
			$	%
	2025	2024	Change	Change
	(In millions)
Revenue	$50	$77	$(27)	(36)%
Adjusted EBITDA	$(99)	$(105)	6	(6)

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from certain non-strategic businesses.

Three months ended March 31:

Revenue in our Corporate and Other segment decreased 36% for the three months ended March 31, 2025, due to a decrease in other non-recurring revenue in our non-strategic businesses, as well as the divestiture of a non-strategic business during the first quarter of 2025.

Adjusted EBITDA increased slightly compared to the prior year due to favorable revenue mix and cost management in our non-strategic businesses. Corporate costs were materially unchanged compared to the prior year.

Liquidity and Capital Resources

Cash Requirements

Our principal ongoing cash requirements include operating expenses, income taxes, debt service payments, capital expenditures, stockholder dividends, working capital and timing differences in settlement-related assets and liabilities and may include discretionary debt repayments, share repurchases and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our Revolving Credit Facility, the U.S. commercial paper program and the Euro-commercial paper program discussed in Note 8 to the consolidated financial statements.

As of March 31, 2025, the Company had $4.0 billion of available liquidity, including $0.8 billion of cash and cash equivalents and $3.2 billion of capacity available under its Revolving Credit Facility. Approximately $358 million of cash and cash equivalents is held by our foreign entities. A portion of our domestic cash and cash equivalents relates to net deposits-in-transit, which are typically settled within a few business days. Debt outstanding totaled $12.0 billion, with an effective weighted average interest rate of 2.9%.

Although we continue to evaluate the optimal capital structure for our business following the completion of the 2024 Worldpay Sale and the expected closing of the Issuer Solutions Acquisition, we intend to maintain investment grade debt ratings for FIS.

We believe that our current level of cash and cash equivalents plus cash flows from operations will be sufficient to fund our operating cash requirements, capital expenditures and debt service payments for the next 12 months and the foreseeable future.

A regular quarterly dividend of $0.40 per common share is payable on June 24, 2025, to shareholders of record as of the close of business on June 10, 2025. We currently expect to continue to pay quarterly dividends targeting dividend-per-share growth aligned to adjusted earnings-per-share growth. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock. In August 2024, our Board of Directors approved a separate, incremental share repurchase program authorizing the repurchase of up to $3.0 billion in aggregate value of shares of our common stock. Repurchases under these programs are made at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. Neither of these repurchase programs has an expiration date, and either program may be suspended for periods, amended or discontinued at any time. During the quarter ended March 31, 2025, the Company repurchased the final 1.4 million shares available for repurchase under the January 2021 share repurchase program for approximately $110.3 million. After exhausting the January 2021 repurchase program, the Company repurchased an additional $340 million under the August 2024 share repurchase program, during the quarter ended March 31, 2025. Approximately $2.7 billion remained available for repurchase under the August 2024 share repurchase program as of March 31, 2025. We intend to repurchase approximately $1.2 billion of our shares in the aggregate during the year ending December 31, 2025.

Cash Flows from Operations

Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization and other non-cash items, including asset impairments, loss on extinguishment of debt, and loss from equity method investment. Cash flows from operations were $457 million and $206 million for the three-month periods ended March 31, 2025 and 2024, respectively. Cash flows from operations increased $251 million during the three months ended March 31, 2025, primarily due to improved working capital management and timing of tax payments.

Cash Flows from Investing

Our principal investing activity relates to capital expenditures for software (purchased and internally developed) and property and equipment. We invested approximately $233 million and $202 million in capital expenditures (excluding purchases of certain hardware and software subject to financing or other long-term payment arrangements) during the three-month periods ended March 31, 2025 and 2024, respectively. We expect to continue investing in software and in property and equipment to support our business.

We also invest in acquisitions that complement and extend our existing solutions and capabilities and provide additional solutions to our portfolio, and we dispose of assets that are no longer considered strategic. We used approximately $1 million and $56 million of cash (net of cash acquired) related to new acquisitions for the three-month periods ended March 31, 2025 and 2024, respectively. In the first quarter of 2025, in connection with the conveyance of RealNet to Buyer, we divested $1.4 billion in cash, cash equivalents and restricted cash included in current assets held for sale at the date of transfer. In 2024, in connection with the 2024 Worldpay Sale, we received $12.8 billion in cash proceeds and divested $3.1 billion in cash, cash equivalents and restricted cash included in current assets held for sale at the date of sale. We expect to continue to invest in acquisitions as part of our strategy to add solutions to help win new clients and cross-sell to existing clients. After we close the Issuer Solutions Acquisition, the Company expects to temporarily pause further investment in acquisitions to accelerate deleveraging until it returns to its target leverage ratio.

During the three months ended March 31, 2025, we received distributions of $44 million from Worldpay recorded as investing cash flows. We expect to continue to receive regular cash distributions from Worldpay pursuant to the terms of the Worldpay limited liability company operating agreement.

See Note 13 to the consolidated financial statements for discussion of our recent agreement regarding the Issuer Solutions Acquisition and Worldpay Equity Sale.

Cash flows from investing also occasionally include cash received or paid relative to other activities that are not regularly recurring in nature.

Cash Flows from Financing

Cash flows from financing principally involve borrowing funds, repaying debt, repurchasing shares and paying dividends. For more information regarding the Company's debt and financing activity, see "Risk Factors—Risks Related to Our Indebtedness" in Item 1A and "Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K filed on February 13, 2025, and "Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk" in Item 3 below as well as Notes 8 and 9 to the consolidated financial statements.

Contractual Obligations

There were no material changes in our contractual obligations through the three months ended March 31, 2025, in comparison to the table included in our Annual Report on Form 10-K for the year ended December 31, 2024, except as disclosed in Note 8 and 9 to the consolidated financial statements.

Recent Accounting Pronouncements
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

Our fixed rate senior notes (as included in Note 8 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of March 31, 2025. The carrying value, excluding the fair value basis adjustments due to interest rate swaps described below and unamortized discounts, of our senior notes was $10.9 billion as of March 31, 2025. The fair value of our senior notes was approximately $10.2 billion as of March 31, 2025. The potential reduction in fair value of the senior notes from a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, and Revolving Credit Facility (as included in Note 8 to the consolidated financial statements) (collectively, "variable-rate debt"). At March 31, 2025, our weighted-average cost of debt was 2.9%, with a weighted-average maturity of 5.7 years, and 89% of our debt was fixed rate, and the remaining 11% was variable-rate debt, inclusive of fair value basis adjustments due to interest rate swaps. A 100 basis-point increase in the weighted-average interest rate on our variable-rate debt as of March 31,

2025, would have increased our annual interest expense by $13 million. We performed the foregoing sensitivity analysis based solely on the outstanding balance of our variable-rate debt as of March 31, 2025. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. At March 31, 2024, we had no variable rate borrowings.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. During the three months ended March 31, 2025 and 2024, we generated approximately $307 million and $297 million, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Australian Dollar, Brazilian Real, Swedish Krona, Swiss Franc and Indian Rupee. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three months ended March 31, 2025 and 2024 (in millions):

	Three months ended March 31,
Currency	2025	2024
Pound Sterling	$11	$10
Euro	7	6
Real	2	3
Australian Dollar	2	2
Swedish Krona	2	2
Swiss Franc	1	2
Rupee	1	1
Total increase or decrease	$26	$26

While our results of operations have been impacted by the effects of currency fluctuations, our international operations' revenue and expenses are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.

Our foreign exchange risk management policy permits the use of derivative instruments, such as forward contracts and options, to reduce volatility in our results of operations and/or cash flows resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. We do periodically enter into foreign currency forward contracts to hedge foreign currency exposure to intercompany loans, other balance sheet items or expected foreign currency cash flows resulting from forecasted transactions. The Company also utilizes foreign currency-denominated debt and cross-currency interest rate swaps designated as net investment hedges in order to reduce the volatility of the net investment value of certain of its non-U.S. dollar functional currency subsidiaries and utilizes cross-currency interest rate swaps designated as fair value hedges in order to mitigate the impact of foreign currency risk associated with our foreign currency-denominated debt (see Note 9 to the consolidated financial statements).

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

Part II: OTHER INFORMATION

Item 1A. Risk Factors

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, for a detailed discussion of risk factors affecting the Company. There have been no material changes in the risk factors described therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended March 31, 2025:

				Maximum number
				of shares that
			Total cost of shares	may yet be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased (1)	Average price	plans or programs (1)	programs (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
January 2021 Authorization
January 1-31, 2025	0.8	$79.52	$60.0	0.7
February 1-28, 2025	0.7	$72.32	50.3	—
	1.4		$110.3

August 2024 Authorization
February 1-28, 2025	2.9	$69.60	199.1	$2,800.9
March 1-31, 2025	2.0	$72.08	$140.7	$2,660.2
	4.8		339.8

(1)In January 2021, our Board of Directors approved a share repurchase program under which it authorized the Company to repurchase up to 100 million shares of our common stock. In August 2024, our Board of Directors approved a separate, incremental share repurchase program authorizing the repurchase of up to 3.0 billion in aggregate value of shares of our common stock. Repurchases under these programs are made at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. Neither of these repurchase programs has an expiration date, and either program may be suspended for periods, amended or discontinued at any time. During the quarter ended March 31, 2025, the Company repurchased the final 1.4 million shares available for repurchase under the January 2021 share repurchase program for approximately $110 million. After exhausting the January 2021 repurchase program, the Company repurchased during the quarter ended March 31, 2025, an additional $340 million under the August 2024 share repurchase program. Approximately $2.7 billion remained available for repurchase under the August 2024 share repurchase program as of March 31, 2025.

Item 5. Other Information

During the period covered by this report, none of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 6. Exhibits

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
3.1	Sixth Amended and Restated Bylaws of Fidelity National Information Services, Inc.	10-Q	001-16427	3.1	11/4/2024
10.1	Separation Agreement, Waiver and Release between Fidelity National Information Services, Inc., and Denise Williams, effective as of December 31, 2024. (1)					*
10.2	Form of Restricted Stock Unit Grant under Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made beginning in March 2025. (1)					*
10.3	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made beginning in March 2025. (1)					*
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 6, 2025	By:	/s/ James Kehoe
James Kehoe
Chief Financial Officer

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 6, 2025	By:	/s/ Alexandra Brooks
Alexandra Brooks
Chief Accounting Officer (Principal Accounting Officer)