Form 10-Q
period 2025-06-30
Fidelity National Information Services, Inc.
filed 2025-08-05
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of August 1, 2025, 522,378,577 shares of the Registrant's Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2025

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$581	$834
Settlement assets	774	479
Trade receivables, net of allowance for credit losses of $50 and $35, respectively	2,075	1,876
Other receivables	128	160
Receivable from related party	43	84
Prepaid expenses and other current assets	769	638
Current assets held for sale	—	1,115
Total current assets	4,370	5,186
Property and equipment, net	692	646
Goodwill	17,577	17,260
Intangible assets, net	1,172	1,318
Software, net	2,639	2,526
Equity method investment	3,873	3,858
Other noncurrent assets	1,805	1,749
Deferred contract costs, net	1,245	1,241
Total assets	$33,373	$33,784
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$1,698	$1,994
Settlement payables	795	500
Deferred revenue	918	902
Short-term borrowings	1,719	636
Current portion of long-term debt	2,318	968
Current liabilities held for sale	—	1,094
Total current liabilities	7,448	6,094
Long-term debt, excluding current portion	8,868	9,686
Deferred income taxes	1,203	863
Other noncurrent liabilities	1,682	1,441
Total liabilities	19,201	18,084

Equity:
FIS stockholders' equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding as of June 30, 2025, and December 31, 2024	—	—
Common stock $0.01 par value, 750 shares authorized, 636 and 633 shares issued as of June 30, 2025, and December 31, 2024, respectively	6	6
Additional paid in capital	47,229	47,129
(Accumulated deficit) retained earnings	(23,075)	(22,257)
Accumulated other comprehensive earnings (loss)	(399)	(364)
Treasury stock, $0.01 par value, 113 and 102 common shares as of June 30, 2025, and December 31, 2024, respectively, at cost	(9,593)	(8,816)
Total FIS stockholders' equity	14,168	15,698
Noncontrolling interest	4	2
Total equity	14,172	15,700
Total liabilities and equity	$33,373	$33,784
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Loss)
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$2,616	$2,490	$5,148	$4,958
Cost of revenue	1,664	1,546	3,317	3,106
Gross profit	952	944	1,831	1,852
Selling, general, and administrative expenses	572	609	1,130	1,182
Asset impairments	—	4	2	18
Other operating (income) expense, net - related party	(28)	(40)	(56)	(73)
Operating income	408	371	755	725
Other income (expense):
Interest expense, net	(110)	(43)	(190)	(120)
Other income (expense), net	(159)	(13)	(195)	(184)
Total other income (expense), net	(269)	(56)	(385)	(304)
Earnings (loss) before income taxes and equity method investment earnings (loss)	139	315	370	421
Provision (benefit) for income taxes	10	87	93	108
Equity method investment earnings (loss), net of tax	(598)	10	(669)	(76)
Net earnings (loss) from continuing operations	(469)	238	(392)	237
Earnings (loss) from discontinued operations, net of tax	—	1	—	709
Net earnings (loss)	(469)	239	(392)	946
Net (earnings) loss attributable to noncontrolling interest from continuing operations	(1)	(1)	(1)	(1)
Net earnings (loss) attributable to FIS	$(470)	$238	$(393)	$945

Net earnings (loss) attributable to FIS:
Continuing operations	$(470)	$237	$(393)	$236
Discontinued operations	—	1	—	709
Total	$(470)	$238	$(393)	$945
Basic earnings (loss) per common share attributable to FIS:
Continuing operations	$(0.90)	$0.43	$(0.75)	$0.42
Discontinued operations	—	—	—	1.25
Total	$(0.90)	$0.43	$(0.75)	$1.67
Diluted earnings (loss) per common share attributable to FIS:
Continuing operations	$(0.90)	$0.43	$(0.75)	$0.42
Discontinued operations	—	—	—	1.25
Total	$(0.90)	$0.43	$(0.75)	$1.67
Weighted average common shares outstanding:
Basic	525	554	527	565
Diluted	525	557	527	567
Amounts in table may not sum or calculate due to rounding.
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Net earnings (loss)	$(469)	$239	$(392)	$946
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustments	219	(15)	321	(151)
Change in fair value of net investment hedges	(487)	72	(674)	232
Excluded components of fair value hedges	1	(24)	(68)	(29)
Reclassification of foreign currency translation adjustments to net earnings (loss) from discontinued operations	—	—	—	(148)
Share of equity method investment other comprehensive earnings (loss)	165	(3)	240	—
Other adjustments	1	1	17	(5)
Other comprehensive earnings (loss), before tax	(101)	31	(164)	(101)
Provision for income tax (expense) benefit related to items of other comprehensive earnings (loss)	83	(12)	129	(52)
Other comprehensive earnings (loss), net of tax	(18)	19	(35)	(153)
Comprehensive earnings (loss)	(487)	258	(427)	793
Net (earnings) loss attributable to noncontrolling interest	(1)	(1)	(1)	(1)
Comprehensive earnings (loss) attributable to FIS	$(488)	$257	$(428)	$792
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and six months ended June 30, 2025
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, March 31, 2025	636	(110)	$6	$47,174	$(22,392)	$(381)	$(9,343)	$4	$15,068
Issuance of restricted stock	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	8	—	—	—	—	8
Purchases of treasury stock	—	(3)	—	—	—	—	(246)	—	(246)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	—	47	—	—	—	—	47
Cash dividends declared ($0.40 per share per quarter) and other distributions	—	—	—	—	(213)	—	—	(1)	(214)
Net earnings (loss)	—	—	—	—	(470)	—	—	1	(469)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(18)	—	—	(18)
Balances, June 30, 2025	636	(113)	$6	$47,229	$(23,075)	$(399)	$(9,593)	$4	$14,172

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, December 31, 2024	633	(102)	$6	$47,129	$(22,257)	$(364)	$(8,816)	$2	$15,700
Issuance of restricted stock	3	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	8	—	—	—	—	8
Purchases of treasury stock	—	(9)	—	—	—	—	(696)	—	(696)
Treasury shares held for taxes due upon exercise of stock awards	—	(2)	—	—	—	—	(81)	—	(81)
Stock-based compensation	—	—	—	92	—	—	—	—	92
Cash dividends declared ($0.40 per share per quarter) and other distributions	—	—	—	—	(425)	—	—	1	(424)
Net earnings (loss)	—	—	—	—	(393)	—	—	1	(392)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(35)	—	—	(35)
Balances, June 30, 2025	636	(113)	$6	$47,229	$(23,075)	$(399)	$(9,593)	$4	$14,172

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and six months ended June 30, 2024
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, March 31, 2024	632	(69)	$6	$46,966	$(22,406)	$(432)	$(6,174)	$4	$17,964
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	(15)	—	—	—	—	(1,082)	—	(1,082)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(20)	—	(20)
Stock-based compensation	—	—	—	56	—	—	—	—	56
Cash dividends declared ($0.36 per share per quarter) and other distributions	—	—	—	—	(200)	—	—	(1)	(201)
Sale of Worldpay noncontrolling interest	—	—	—	—	—	—	—	—	—
Net earnings (loss)	—	—	—	—	238	—	—	1	239
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	19	—	—	19
Balances, June 30, 2024	633	(84)	$6	$47,022	$(22,368)	$(413)	$(7,276)	$4	$16,975

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2023	631	(48)	$6	$46,933	$(22,905)	$(260)	$(4,724)	$6	$19,056
Issuance of restricted stock	2	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	1	—	—	—	—	1
Purchases of treasury stock	—	(36)	—	—	—	—	(2,501)	—	(2,501)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(51)	—	(51)
Stock-based compensation	—	—	—	88	—	—	—	—	88
Cash dividends declared ($0.36 per share per quarter) and other distributions	—	—	—	—	(408)	—	—	(1)	(409)
Sale of Worldpay noncontrolling interest	—	—	—	—	—	—	—	(2)	(2)
Net earnings (loss)	—	—	—	—	945	—	—	1	946
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(153)	—	—	(153)
Balances, June 30, 2024	633	(84)	$6	$47,022	$(22,368)	$(413)	$(7,276)	$4	$16,975

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - (Unaudited) (In millions)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities from continuing operations:
Net earnings (loss)	$(392)	$946
Less earnings (loss) from discontinued operations, net of tax	—	709
Net earnings (loss) from continuing operations	(392)	237
Adjustment to reconcile net earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	936	859
Amortization of debt issuance costs	29	11
Asset impairments	2	18
Loss on extinguishment of debt	—	174
Loss (gain) on sale of businesses, investments and other	100	32
Stock-based compensation	96	87
Loss from equity method investment	669	76
Deferred income taxes	(42)	(118)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	(142)	126
Receivable from related party	40	(169)
Settlement activity	1	(3)
Prepaid expenses and other assets	65	(122)
Deferred contract costs	(180)	(234)
Deferred revenue	5	(6)
Accounts payable, accrued liabilities and other liabilities	(348)	(216)
Net cash provided by operating activities from continuing operations	839	752
Cash flows from investing activities from continuing operations:
Additions to property and equipment	(76)	(43)
Additions to software	(375)	(342)
Settlement of net investment hedge cross-currency interest rate swaps	—	(8)
Net proceeds from sale of businesses and investments	—	12,796
Cash divested from sale of business	(1,417)	(3,137)
Acquisitions, net of cash acquired	(197)	(56)
Coupon payments on interest rate swaps	(64)	(54)
Distributions from equity method investments	66	29
Other investing activities, net	(63)	(17)
Net cash provided by (used in) investing activities from continuing operations	(2,126)	9,168
Cash flows from financing activities from continuing operations:
Borrowings	24,757	13,441
Repayment of borrowings and other financing arrangements	(23,832)	(21,396)
Debt issuance costs	(27)	—
Treasury stock activity	(824)	(2,522)
Net proceeds from stock issued under stock-based compensation plans	8	1
Dividends paid	(432)	(409)
Other financing activities, net	—	40
Net cash provided by (used in) financing activities from continuing operations	(350)	(10,845)
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	208	(345)
Net cash provided by (used in) investing activities	—	(39)
Net cash provided by (used in) financing activities	—	(65)
Net cash provided by (used in) discontinued operations	208	(449)
Effect of foreign currency exchange rate changes on cash from continuing operations	64	(19)
Effect of foreign currency exchange rate changes on cash from discontinued operations	—	(26)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,365)	(1,419)
Cash, cash equivalents and restricted cash, beginning of period	1,946	4,414
Cash, cash equivalents and restricted cash, end of period	$581	$2,995
Supplemental cash flow information:
Cash paid for interest	$229	$324
Cash paid for income taxes	$411	$335
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

On January 31, 2024, the Company completed the sale ("the 2024 Worldpay Sale") of a 55% equity interest in its Worldpay Merchant Solutions business to private equity funds managed by GTCR, LLC (such funds, the "Buyer"). FIS retains a non-controlling 45% equity interest in a new standalone joint venture, Worldpay Holdco, LLC ("Worldpay"), following the closing of the 2024 Worldpay Sale. FIS' share of the net income (loss) of Worldpay is reported as Equity method investment earnings (loss), net of tax, in the consolidated statements of earnings (loss). See Note 3 for further information. The cash proceeds received by FIS, net of closing adjustments and transaction costs, are presented as investing cash flows within continuing operations in the consolidated statement of cash flows.

During the third quarter of fiscal year 2023, the Company analyzed quantitative and qualitative factors relevant to the Worldpay Merchant Solutions disposal group in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 205-20 and determined that the accounting criteria to be classified as held for sale were met, when a definitive purchase agreement was signed. Accordingly, the assets and liabilities of the disposal group are presented separately on the consolidated balance sheets for periods presented prior to disposal. In addition, the disposition represents a strategic shift that will have a major impact on the Company's operations and financial results. As a result, the operating results of the Worldpay Merchant Solutions business prior to the closing of the 2024 Worldpay Sale, as well as subsequent adjustments for the resolution of related contingencies, have been reflected as discontinued operations and, as such, have been excluded from continuing operations and segment results.

The Worldpay Merchant Solutions business included the former Merchant Solutions segment, in addition to a business previously included in the Corporate and Other segment, which have been reflected as discontinued operations for all periods presented prior to disposal. Accordingly, the Company no longer reports the Merchant Solutions segment; it now reports its financial performance based on the following segments: Banking Solutions ("Banking"), Capital Market Solutions ("Capital Markets") and Corporate and Other.

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

We will continue to account for our non-controlling 45% equity interest in Worldpay using the equity method of accounting until the completion of the transactions. Upon closing of the Worldpay Minority Interest Sale, we expect to record a gain equal to the excess of the estimated $6.6 billion pre-tax net selling price over the carrying value of the Worldpay equity method investment as of the date of closing, adjusted for the impact of our share of Worldpay's cumulative translation

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

adjustments recorded in accumulated other comprehensive earnings (loss). The carrying value of the Worldpay equity method investment, which was $3.9 billion as of June 30, 2025, will continue to be adjusted for our equity method investment earnings (loss) before application of investor-level taxes and for our pro rata share of the investee's other comprehensive earnings (loss) as well as for any distributions received from our equity method investment.

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

•In the consolidated statements of cash flows, we reclassified Coupon payments on interest rate swaps from Other investing activities into its own classification. The consolidated statement of cash flows for the six months ended June 30, 2024, has been reclassified to conform to the current presentation.

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
Recent Accounting Guidance Not Yet Adopted
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, the Company is evaluating the impact of the following Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB):

•ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures related to the income tax rate reconciliation and income taxes paid and is effective for annual periods beginning after December 15, 2024.

•ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, which requires disclosure of the nature of expenses within certain income statement captions and is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027.

The Company continues to assess the impact of these standards on its financial statement disclosures. As of June 30, 2025, there have been no material changes to our assessment since the disclosures included in our most recent Form 10-K. We do not expect either standard to have a material impact on our consolidated financial statements or disclosures.

(2)    Discontinued Operations

2024 Sale of 55% Equity Interest in Worldpay Merchant Solutions Business

As discussed in Note 1, the Company completed the 2024 Worldpay Sale on January 31, 2024. The results of the Worldpay Merchant Solutions business prior to the closing of the 2024 Worldpay Sale, as well as subsequent adjustments for the resolution of related contingencies, have been presented as discontinued operations. There were no earnings (loss) from discontinued operations during the three- and six-month periods ended June 30, 2025.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Upon closing of the 2024 Worldpay Sale, the Company recorded an initial loss on sale of disposal group of $466 million to reduce the carrying value of the disposal group to an updated estimate of its fair value less cost to sell. The Company also recorded an initial tax benefit of $991 million, primarily from the release of U.S. deferred tax liabilities that were not transferred in the 2024 Worldpay Sale, net of the estimated U.S. tax cost that the Company expects to incur as a result of the 2024 Worldpay Sale. As discussed in Note 3, changes to our deferred tax liability arising from our agreement to sell our remaining interest in Worldpay are recorded in Equity method investment earnings (loss) within Net earnings (loss) from continuing operations in our consolidated statements of earnings (loss).

Additionally, as part of the 2024 Worldpay Sale, the Company obtained the right to receive up to $1.0 billion of consideration contingent on the returns realized by the Buyer exceeding certain thresholds ("2024 Worldpay Sale contingent consideration"). The Company recognized this financial instrument as a derivative. As a result of the pending sale of its remaining equity interest in Worldpay, it is no longer anticipated that Buyer’s returns will exceed the thresholds necessary to earn this contingent consideration. See Note 9 for further information.

(3)    Equity Method Investment

As discussed in Note 1, the Company completed the 2024 Worldpay Sale on January 31, 2024, retaining a non-controlling equity interest in Worldpay. We account for our 45% minority ownership in Worldpay using the equity method of accounting. Beginning on February 1, 2024, the Company's share of the net income of Worldpay and our investor-level tax impact is reported as Equity method investment earnings (loss), net of tax, in the consolidated statements of earnings (loss). We received distributions from Worldpay of $22 million and $29 million, during the three months ended June 30, 2025 and 2024, and $66 million and $29 million, during the six months ended June 30, 2025, and five months ended June 30, 2024, respectively, which are recorded in Other investing activities, net in the consolidated statements of cash flows.

Summary Worldpay financial information is as follows (in millions):

	Three months	Three months	Six months	Five months
	ended	ended	ended	ended
Statement of Earnings (Loss)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$1,487	$1,349	$2,768	$2,181
Gross profit	$721	$668	$1,333	$1,053
Earnings (loss) before income taxes	$(119)	$3	$(300)	$(227)
Net earnings (loss) attributable to Worldpay	$(140)	$(28)	$(357)	$(271)
FIS share of net earnings (loss) attributable to Worldpay, net of tax (1)	$(598)	$10	$(669)	$(76)

(1)This amount is net of $(533) million and $22 million, for the three months ended June 30, 2025 and 2024, and $(511) million and $45 million for the six months ended June 30, 2025, and five months ended June 30, 2024, respectively, of investor-level tax (expense) benefit, as well as intra-entity eliminations for timing differences between the Company and Worldpay's recognition of profits and losses on related-party transactions. The investor-level tax for the three and six months ended June 30, 2025, includes $539 million of expense related to an increase in our deferred tax liability. This increase resulted from our agreement to sell our remaining interest in Worldpay, which constituted a change in our intent to hold the investment for the long term. In accordance with the provisions of ASC 740, the deferred tax liability recognized as of June 30, 2025, reflects the difference between the investment's current book value and its tax basis. The final tax due upon closing of the Worldpay Minority Interest Sale will be based on the excess of sales proceeds over the tax basis. The deferred tax liability will be adjusted in each reporting period until the closing of the transaction.

Balance Sheet	June 30, 2025	December 31, 2024
Current assets	$9,990	$8,126
Noncurrent assets	$16,063	$15,834
Current liabilities	$7,805	$5,979
Noncurrent liabilities	$9,521	$9,321
Noncontrolling interest	$—	$1

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Continuing Involvement with Discontinued Operations and Related-Party Transactions

We have continuing involvement with Worldpay, primarily through our remaining interest, a transition services agreement ("TSA"), and various other commercial agreements. Under the terms of the TSA, the Company is procuring certain third-party services on behalf of Worldpay and providing technology infrastructure, risk and security, accounting and various other corporate services to Worldpay for a period of up to 24 months after January 31, 2024, subject to a six-month extension, and Worldpay is providing various corporate services to the Company, allowing us to maintain access to certain resources transferred in the 2024 Worldpay Sale. Contingent on the closing of the Worldpay Minority Interest Sale (the "Closing"), the TSA was amended to extend the term until June 30, 2027, subject to further extension for a period of up to 24 months following the Closing. Several of the commercial agreements between FIS and Worldpay were also amended to extend their services to Global Payments contingent on the Closing. The TSA and commercial agreement amendments also provide for certain annual purchase commitments.

Third-party pass-through costs of $22 million and $36 million, during the three months ended June 30, 2025 and 2024, and $42 million and $93 million, during the six months ended June 30, 2025, and five months ended June 30, 2024, respectively, were incurred under the TSA and were netted against the equal and offsetting reimbursement amounts due from Worldpay. Additionally, net TSA services income of $28 million and $40 million, during the three months ended June 30, 2025 and 2024, and $56 million and $73 million during the six months ended June 30, 2025, and five months ended June 30, 2024, respectively, was recognized in Other operating (income) expense, net - related party, with approximately two-thirds of the corresponding expense recorded in Cost of revenue and the remainder recorded in Selling, general and administrative expense in the consolidated statements of earnings (loss). Revenue earned from various commercial services provided to Worldpay was $38 million and $32 million, during the three months ended June 30, 2025 and 2024, and $73 million and $55 million, during the six months ended June 30, 2025, and five months ended June 30, 2024, respectively. Under our former short-term employee leasing agreement ("ELA") with Worldpay, there were no pass-through costs during the three and six months ended June 30, 2025, and $132 million and $247 million of pass-through costs were incurred and netted against the equal and offsetting reimbursement amounts due from Worldpay during the three months ended June 30, 2024, and five months ended June 30, 2024, respectively.

We collected net cash of $82 million and $272 million during the three months ended June 30, 2025 and 2024, and $233 million and $411 million during the six months ended June 30, 2025, and five months ended June 30, 2024, respectively, related to the ELA, TSA and commercial agreements with Worldpay. As of June 30, 2025, and December 31, 2024, we recorded a receivable of $43 million and $84 million, respectively, in Receivable from related party on the consolidated balance sheets in connection with the TSA and commercial agreements. Under the TSA and commercial agreements, amounts are generally invoiced monthly in arrears and are payable by electronic transfer within 30 days of invoice. As of June 30, 2025, and December 31, 2024, we also recorded other payables to Worldpay of $21 million and $25 million, respectively, in Accounts payable, accrued and other liabilities on the consolidated balance sheets. These amounts are generally payable within 30 days.

Prior to the 2024 Worldpay Sale, the Company issued standby letters of credit and made parental guarantees (collectively "Guarantees") in the ordinary course of its business to various counterparties on behalf of certain former subsidiaries included in the 2024 Worldpay Sale, including a guarantee of a liability that a Worldpay subsidiary owes to the former owners of Worldpay Group plc (the “CVR Liability”). FIS and Worldpay have agreed to maintain these Guarantees through January 31, 2026 (the "Guarantee Period"), which will be extended to December 31, 2026, contingent on the closing of the Worldpay Minority Interest Sale, affording Worldpay time to arrange for alternatives to the Guarantees. Worldpay’s aggregate amount of borrowing capacity under the standby letters of credit guaranteed by FIS was $299 million and $273 million as of June 30, 2025, and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, there were no amounts drawn under the standby letters of credit. As of June 30, 2025, and December 31, 2024, Worldpay’s CVR liability due on October 12, 2027, was $378 million. There is no limitation to the maximum potential future payments under the other remaining Guarantees, and such maximum potential amount of future payments under the other remaining Guarantees cannot be estimated due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each agreement. As of June 30, 2025, there are no amounts drawn under any of the Guarantees. In the event a Worldpay subsidiary were to default on a performance obligation covered by the Guarantees, the Company could be required to make payment or be subject to claims; however, in any such case, Worldpay is required under the terms of the agreement governing the 2024 Worldpay Sale to fully reimburse and indemnify the Company. The Company considers the likelihood of incurring a loss under the Guarantees to be remote, and no amounts have been accrued with respect to these Guarantees.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4)    Acquisitions

There were no material business combinations, individually or in the aggregate, completed during the six months ended June 30, 2025. During the year ended December 31, 2024, the Company completed acquisitions of three businesses for total cash consideration, net of cash acquired, of $515 million. These acquisitions were recorded as business combinations. The results of operations and financial position of the acquisitions are included in the consolidated financial statements subsequent to the closing of each acquisition. We recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values, consisting primarily of $87 million of customer relationships and $139 million of software assets as of June 30, 2025. The Company also recorded $345 million of goodwill as of June 30, 2025, for the residual amount by which the purchase price exceeded the fair value of the net assets acquired. The purchase price allocations are provisional for two businesses as of June 30, 2025. During the six months ended June 30, 2025, the Company recorded immaterial adjustments to these provisional amounts based on information obtained about facts and circumstances that existed as of the respective acquisition dates. The Company expects to finalize the purchase price allocations as soon as practicable, but no later than one year from each of the respective acquisition dates.

(5)    Revenue

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue. The tables also include a reconciliation of the disaggregated revenue with the Company's reportable segments.

For the three months ended June 30, 2025 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,564	$452	$23	$2,039
All others	244	313	20	577
Total	$1,808	$765	$43	$2,616

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,351	$390	$35	$1,776
Software maintenance	98	150	—	248
Other recurring	74	21	1	96
Total recurring	1,523	561	36	2,120

Software license	48	96	—	144
Professional services	128	102	1	231
Other non-recurring fees	109	6	6	121
Total	$1,808	$765	$43	$2,616

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended June 30, 2024 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,471	$452	$23	$1,946
All others	240	270	34	544
Total	$1,711	$722	$57	$2,490

Type of Revenue:
Recurring revenue:
Transaction processing and services (1)	$1,273	$373	$51	$1,697
Software maintenance	90	143	1	234
Other recurring (1)	63	15	1	79
Total recurring	1,426	531	53	2,010

Software license	37	91	—	128
Professional services	136	99	1	236
Other non-recurring fees	112	1	3	116
Total	$1,711	$722	$57	$2,490

(1)Revenue related primarily to software licenses requiring frequent, integral updates has been classified as Transaction processing and services revenue commencing in the quarter ended December 31, 2024, and related prior-period amounts have been reclassified from Other recurring revenue to Transaction processing and services for comparability. Revenue reclassified for the three months ended June 30, 2024, was $5 million, $7 million and $9 million within Banking, Capital Markets and Corporate and Other, respectively.

For the six months ended June 30, 2025 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$3,056	$927	$44	$4,027
All others	470	602	49	1,121
Total	$3,526	$1,529	$93	$5,148

Type of Revenue:
Recurring revenue:
Transaction processing and services	$2,641	$783	$78	$3,502
Software maintenance	193	298	1	492
Other recurring	143	45	2	190
Total recurring	2,977	1,126	81	4,184

Software license	75	198	—	273
Professional services	252	193	2	447
Other non-recurring fees	222	12	10	244
Total	$3,526	$1,529	$93	$5,148

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended June 30, 2024 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$2,903	$897	$64	$3,864
All others	492	531	71	1,094
Total	$3,395	$1,428	$135	$4,958

Type of Revenue:
Recurring revenue:
Transaction processing and services (1)	$2,539	$751	$107	$3,397
Software maintenance	180	286	1	467
Other recurring (1)	123	30	2	155
Total recurring	2,842	1,067	110	4,019

Software license	87	165	—	252
Professional services	268	195	2	465
Other non-recurring fees	198	1	23	222
Total	$3,395	$1,428	$135	$4,958
(1)Revenue related primarily to software licenses requiring frequent, integral updates has been classified as Transaction processing and services revenue commencing in the quarter ended December 31, 2024, and related prior-period amounts have been reclassified from Other recurring revenue to Transaction processing and services for comparability. Revenue reclassified for the six months ended June 30, 2024, was $9 million, $14 million and $18 million within Banking, Capital Markets and Corporate and Other, respectively.

Contract Balances

The Company recognized revenue of $207 million and $202 million during the three months, and $527 million and $528 million during the six months ended June 30, 2025 and 2024, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2025, approximately $22.5 billion of revenue is estimated to be recognized in the future from the Company's remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals that are not yet contractually obligated. The Company expects to recognize approximately 33% of our remaining performance obligations over the next 12 months, approximately another 25% over the next 13 to 24 months, and the balance thereafter.

(6)    Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

The Company records restricted cash in captions other than Cash and cash equivalents on the consolidated balance sheets. The reconciliation between Cash and cash equivalents on the consolidated balance sheets and Cash, cash equivalents and restricted cash per the consolidated statements of cash flows is as follows (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2025	December 31, 2024
Cash and cash equivalents on the consolidated balance sheets	$581	$834
Merchant float from discontinued operations included in current assets held for sale	—	1,074
Cash from discontinued operations included in current assets held for sale	—	38
Total Cash, cash equivalents and restricted cash per the consolidated statements of cash flows	$581	$1,946

Settlement Assets

The principal components of the Company's settlement assets on the consolidated balance sheets are as follows (in millions):

	June 30, 2025	December 31, 2024
Settlement assets
Settlement deposits	$573	$353
Settlement receivables	201	126
Total Settlement assets	$774	$479
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2025, and December 31, 2024, consists of the following (in millions):

	June 30, 2025	December 31, 2024
Contract assets	$269	$220
Prepaid maintenance	223	171
Other prepaid expenses	155	112
Other current assets	122	135
Total Prepaid expenses and other current assets	$769	$638

Intangible Assets, Software and Property and Equipment

The following table provides details of Intangible assets, Software and Property and equipment as of June 30, 2025, and December 31, 2024 (in millions):

	June 30, 2025			December 31, 2024
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Intangible assets	$6,606	$5,434	$1,172	$6,444	$5,126	$1,318
Software	$4,858	$2,219	$2,639	$4,636	$2,110	$2,526
Property and equipment	$2,139	$1,447	$692	$2,083	$1,437	$646

As of June 30, 2025, Intangible assets, net of amortization, includes $1.0 billion of customer relationships and $122 million of trademarks and other intangible assets. Amortization expense with respect to Intangible assets was $159 million and $159 million for the three months and $314 million and $320 million for the six months ended June 30, 2025 and 2024, respectively.

Depreciation expense for property and equipment was $45 million and $44 million for the three months and $89 million and $88 million for the six months ended June 30, 2025 and 2024, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amortization expense with respect to software was $173 million and $144 million for the three months and $341 million and $286 million for the six months ended June 30, 2025 and 2024, respectively

There were no software impairments during the three and six months ended June 30, 2025, and $4 million and $15 million of software impairments for the three months and six months ended June 30, 2024, respectively, primarily related to the termination of certain internally developed software projects.

Goodwill

Changes in goodwill during the six months ended June 30, 2025, are summarized below (in millions).

		Capital	Corporate
	Banking	Market	And
	Solutions	Solutions	Other	Total
Balance, December 31, 2024	$12,699	$4,541	$20	$17,260
Goodwill attributable to acquisitions	128	7	—	135
Foreign currency adjustments	55	127	—	182
Balance, June 30, 2025	$12,882	$4,675	$20	$17,577

We assess goodwill for impairment on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. We evaluated whether events and circumstances as of June 30, 2025, indicated potential impairment of our reporting units.

For our Banking and Capital Markets reporting units, we performed a qualitative assessment by examining factors most likely to affect our reporting units' fair values. The factors examined involve use of management judgment and included, among others, (1) forecast revenue, growth rates, operating margins, and capital expenditures used to calculate estimated future cash flows, (2) future economic and market conditions and (3) FIS' market capitalization. Based on our interim impairment assessment as of June 30, 2025, we concluded that it remained more likely than not that the fair value continues to exceed the carrying amount for each of these reporting units; therefore, goodwill was not impaired. Given the substantial excess of fair value over carrying amounts, we believe the likelihood of obtaining materially different results based on a change of assumptions to be low.

Equity Security Investments

The Company holds various equity securities without readily determinable fair values. These securities primarily represent strategic investments made by the Company, as well as investments obtained through acquisitions. Such investments totaled $190 million and $191 million at June 30, 2025, and December 31, 2024, respectively, and are included within Other noncurrent assets on the consolidated balance sheets. The Company accounts for these investments at cost, less impairment, and adjusts the carrying values for observable price changes from orderly transactions for identical or similar investments of the same issuer. These adjustments are generally considered Level 2-type fair value measurements. The Company records realized and unrealized gains and losses on these investments, as well as impairment losses, as Other income (expense), net in the consolidated statements of earnings (loss) and recorded net gains (losses) of $(1) million and $(3) million for the three months and $(3) million and $(4) million for the six months ended June 30, 2025 and 2024, respectively, related to these investments.

Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities as of June 30, 2025, and December 31, 2024, consisted of the following (in millions):

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2025	December 31, 2024
Trade accounts payable	$270	$214
Accrued salaries and incentives	291	445
Derivatives	208	70
Accrued benefits and payroll taxes	113	74
Income taxes payables	8	279
Taxes other than income tax	87	126
Accrued interest payable	78	117
Operating lease liabilities	67	74
Related-party payables	21	25
Other accrued liabilities	555	570
Total Accounts payable, accrued and other liabilities	$1,698	$1,994

(7)    Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of June 30, 2025, and December 31, 2024, consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Contract costs on implementations in progress	$243	$381
Contract origination costs on completed implementations, net	679	602
Contract fulfillment costs on completed implementations, net	323	258
Total Deferred contract costs, net	$1,245	$1,241

Amortization of deferred contract costs on completed implementations was $105 million and $83 million during the three months and $192 million and $166 million for the six months ended June 30, 2025 and 2024, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8)    Debt

Long-term debt as of June 30, 2025, and December 31, 2024, consisted of the following (in millions):

	June 30, 2025
		Weighted
		Average
	Interest	Interest		June 30,	December 31,
	Rates	Rate (1)	Maturities	2025	2024
Fixed Rate Notes
Senior USD Notes	1.2% - 5.6%	3.7%	2025 - 2052	$6,381	$6,381
Senior Euro Notes	0.6% - 3.0%	2.6%	2025 - 2039	4,697	4,154
Senior GBP Notes	2.3% - 3.4%	6.7%	2029 - 2031	234	214
Revolving Credit Facility (2)		5.6%	2029	22	151
Financing arrangements			2025 - 2029	139	66
Other (3)				(287)	(312)
Total long-term debt, including current portion				11,186	10,654
Current portion of long-term debt				(2,318)	(968)
Long-term debt, excluding current portion				$8,868	$9,686

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

Short-term borrowings as of June 30, 2025, and December 31, 2024, consisted of the following (in millions):

	June 30, 2025
	Weighted
	Average
	Interest		June 30,	December 31,
	Rate	Maturities	2025	2024
Euro-commercial paper notes ("ECP Notes")	2.2%	Up to 183 days	$117	$104
U.S. commercial paper notes ("USCP Notes")	4.7%	Up to 397 days	1,602	532
Total Short-term borrowings			$1,719	$636

The Company is a party to interest rate swaps that were previously de-designated as fair value hedges resulting in fair value basis adjustments that are recorded as a decrease of long-term debt. The basis adjustments are amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-term debt previously hedged. The fair value basis adjustments reflected in Other in the long-term debt table above totaled $(210) million and $(228) million as of June 30, 2025, and December 31, 2024, respectively.

The Company is also party to fixed-for-fixed cross-currency interest rate swaps under which it agrees to receive interest in foreign currency in exchange for paying interest in U.S. dollars. These are designated as fair value hedges.

The Company has also entered into cross-currency interest rate swaps under which it agrees to receive interest in U.S. dollars in exchange for paying interest in a foreign currency. These are designated as net investment hedges. Although these cross-currency interest rate swaps are entered into as net investment hedges of its investments in certain of its non-U.S. subsidiaries, and not for the purpose of hedging interest rates, the benefit or cost of such hedges is reflected in interest expense in the consolidated statements of earnings (loss). As of June 30, 2025, the weighted average interest rate of the Company's

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

outstanding debt was 3.6%, including the impact of fair value basis adjustments due to interest rate swaps and cross-currency interest rate swaps designated as fair value hedges, but excluding the impact of cross-currency interest rate swaps designated as net investment hedges. Including the impact of the net investment hedge cross-currency interest rate swaps on interest expense, the weighted average interest rate of the Company's outstanding debt was 2.9%.

See Note 9 for further discussion of the Company's interest rate swaps and cross-currency interest rate swaps and related hedge designations.

The following table summarizes the amount of our long-term debt, including financing arrangements for certain hardware and software, as of June 30, 2025, based on maturity date.

Total
2025	$1,048
2026	1,292
2027	1,723
2028	1,732
2029	576
Thereafter	5,102
Total principal payments	11,473
Other debt per the long-term debt table	(287)
Total long-term debt, including current portion	$11,186

There are no mandatory principal payments on the Revolving Credit Facility, and any balance outstanding on the Revolving Credit Facility will be due and payable at the Revolving Credit Facility's maturity date, which occurs on September 27, 2029.

Senior Notes

On March 7 and 8, 2024, pursuant to cash tender offers, FIS purchased and redeemed an aggregate principal amount of $1.5 billion in Senior USD Notes and an aggregate principal amount of £1.0 billion in Senior GBP Notes, with interest rates ranging from 2.25% to 5.625% and maturities ranging from 2025 to 2052, resulting in a loss on extinguishment of debt of approximately $174 million, recorded in Other income (expense), net in the consolidated statement of earnings (loss), relating to tender discounts and fees; the write-off of unamortized bond discounts, debt issuance costs and fair value basis adjustments; and gains on related derivative instruments. The Company funded the purchase and redemption of the Senior Notes using a portion of the net proceeds from the 2024 Worldpay Sale.

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

Revolving Credit Facility

On September 27, 2024, FIS entered into an amendment and restatement agreement to the Revolving Credit Facility to amend certain covenant provisions, revise lender commitments for certain counterparties, and extend the scheduled maturity date to September 27, 2029. As of June 30, 2025, the borrowing capacity under the Revolving Credit Facility was approximately $2.8 billion (net of $1,719 million of capacity backstopping our commercial paper notes and $22 million of Revolving Credit Facility outstanding balance).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financing of Issuer Solutions Acquisition

On April 17, 2025, we entered into a commitment letter (the “Bridge Commitment Letter”) with Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (the “Lenders”) pursuant to which the Lenders committed to provide a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of up to $8 billion, subject to customary conditions. On May 1, 2025, we entered into a credit agreement (the “Term Facility”) with a group of lenders pursuant to which we can draw up to an aggregate principal amount of $8 billion of senior unsecured term loans to fund the Issuer Solutions Acquisition, subject to customary conditions. Upon entry into the Term Facility, all commitments under the Bridge Commitment Letter were reduced to $0 and the Bridge Commitment Letter was terminated in accordance with its terms.

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $688 million and $806 million lower than the carrying value, excluding the fair value basis adjustments due to interest rate swaps and unamortized discounts, as of June 30, 2025, and December 31, 2024, respectively.

(9)    Financial Instruments

Fair Value Hedges

The Company held fixed-to-variable interest rate swaps with aggregate notional amounts of $1,854 million and £925 million at both June 30, 2025, and December 31, 2024. Prior to the quarter ended September 30, 2023, these swaps were designated as fair value hedges for accounting purposes, converting the interest rate exposure on certain of the Company's Senior Notes from fixed to variable. While designated as fair value hedges, changes in fair value of these interest rate swaps were recorded as an adjustment to long-term debt. During the quarter ended September 30, 2023, the Company de-designated these swaps as fair value hedges. As a result of the de-designations, the final fair value basis adjustments recorded through the dates of de-designation as a decrease of the long-term debt are subsequently amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-term debt. During the quarter ended March 31, 2024, $316 million of unamortized fair value basis adjustments recorded as a decrease of the long-term debt tendered was written-off and recorded as part of the loss on extinguishment of debt (see Note 8). The remaining unamortized fair value basis adjustments recorded as a decrease of the long-term debt totaled $210 million and $228 million at June 30, 2025, and December 31, 2024, respectively. We amortized $9 million and $14 million of these balances as Interest expense during the three months and $18 million and $33 million during the six months ended June 30, 2025 and 2024, respectively (see Note 8).

Concurrently with the de-designations described above, the Company entered into new offsetting variable-to-fixed interest rate swaps. The Company held variable-to-fixed interest rate swaps with aggregate notional amounts of $1,854 million and £925 million at both June 30, 2025, and December 31, 2024. The Company accounts for the de-designated fixed-to-variable and offsetting variable-to-fixed interest rate swaps as economic hedges; as such, effective as of the de-designation dates, changes in interest rates associated with the variable leg of the interest rate swaps do not affect the interest expense recognized, eliminating variable-rate risk on the fixed-to-variable interest rate swaps. The terms of the new interest rate swaps when matched against the terms of the existing fixed-to-variable interest rate swaps result in a net fixed coupon spread payable by the Company. The impact of the go-forward changes in fair values of the new and existing interest rate swaps, including the impact of the coupons, is recorded as Other income (expense), net pursuant to accounting for economic hedges and totaled $(27) million and $(5) million for the three months and $(45) million and $(1) million for the six months ended June 30, 2025 and 2024, respectively. The coupon payments are recorded within Cash flows from investing activities from continuing operations in the consolidated statements of cash flows and totaled $64 million and $53 million in cash outflows for the six months ended June 30, 2025 and 2024, respectively. The new and existing interest rate swap fair values totaled assets of $7 million and $33 million and liabilities of $(551) million and $(595) million as of June 30, 2025, and December 31, 2024, respectively.

During the quarter ended September 30, 2023, the Company entered into an aggregate notional amount of €3,375 million fixed-for-fixed cross-currency interest rate swaps to hedge its exposure to foreign currency risk associated with its Senior Euro Notes. During the quarter ended June 30, 2023, the Company entered into an aggregate notional amount of £925 million fixed-for-fixed cross-currency interest rate swaps to hedge its exposure to foreign currency risk associated with its Senior GBP Notes. These swaps are designated as fair value hedges for accounting purposes. During March 2024, the Company partially terminated certain fixed-for-fixed cross-currency interest rate swaps that were hedging foreign currency risk associated with its Senior GBP Notes that were partially tendered (see Note 8). After such partial termination, there remained an aggregate notional amount of approximately £170 million in fixed-for-fixed cross-currency interest rate swaps that hedge the Company's

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

exposure to foreign currency risk associated with its Senior GBP Notes. The fair value of these swaps totaled assets of $330 million and $4 million and liabilities of $0 million and $(84) million at June 30, 2025, and December 31, 2024, respectively. Changes in the swap fair values attributable to changes in spot foreign currency exchange rates are recorded in Other income (expense), net and totaled $324 million and $(26) million for the three months and $478 million and $(113) million for the six months ended June 30, 2025 and 2024, respectively. This amount offset the impact of changes in spot foreign currency exchange rates on the Senior GBP Notes and Senior Euro Notes also recorded to Other income (expense), net during the hedge period. Changes in swap fair values attributable to excluded components, such as changes in fair value due to forward foreign currency exchange rates and cross-currency basis spreads, are recorded in Accumulated other comprehensive earnings (loss) ("AOCI"). The Company recorded $1 million and $(24) million for the three months and $(68) million and $(29) million for the six months ended June 30, 2025 and 2024, respectively, through Other comprehensive earnings (loss) for the changes in swap fair values attributable to excluded components. The amounts recorded in AOCI generally affect net earnings (loss) through Interest expense using the amortization approach. The Company recognized Interest expense of $10 million and $12 million during the three months and $22 million and $23 million during the six months ended June 30, 2025 and 2024, respectively, using the amortization approach. As a result of the partial terminations during March 2024, the Company received $33 million in net proceeds recorded within Other financing activities, net in the consolidated statement of cash flows and recorded a $19 million reduction to the loss on extinguishment of debt due to reclassifying the amount of AOCI related to the partially terminated hedges into earnings (see Note 8).

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

The Company recorded net investment hedge aggregate gain (loss) for the change in fair value and related income tax (expense) benefit within Other comprehensive earnings (loss), net of tax, in the consolidated statements of comprehensive earnings (loss) for its designated net investment hedges as follows (in millions). No ineffectiveness has been recorded on the net investment hedges.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Foreign currency-denominated debt designations	$(20)	$6	$(28)	$33
Cross-currency interest rate swap designations	(340)	46	(470)	99
Total	$(360)	$52	$(498)	$132

Foreign Currency-Denominated Debt Designations

The Company has designated certain foreign currency-denominated debt as net investment hedges of its investment in Euro-denominated operations. An aggregate of €188 million and €250 million of Senior Euro Notes with maturity in 2025 was designated as a net investment hedge of the Company's investment in Euro-denominated operations as of June 30, 2025, and December 31, 2024, respectively. An aggregate of €100 million of ECP Notes was also designated as a net investment hedge of the Company's investment in Euro-denominated operations as of June 30, 2025, and December 31, 2024.

The Company held €438 million and €375 million aggregate notional amount of foreign currency forward contracts as of June 30, 2025, and December 31, 2024, respectively, to economically hedge its exposure to foreign currency risk associated with Senior Euro Notes that were previously de-designated as net investment hedges. The foreign currency forward contract fair values totaled a net asset of $46 million and net liability of $(11) million at June 30, 2025, and December 31, 2024, respectively. Upon maturity of the forward contracts, the Company records the net proceeds paid or received within Other financing activities, net in the consolidated statement of cash flows. During the six months ended June 30, 2025 and 2024, the Company received $0 million and $13 million in net proceeds. The change in fair value of the foreign currency forward

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

contracts is recorded as Other income (expense), net pursuant to accounting for economic hedges and offsets the impact of the change in spot foreign currency exchange rates on the de-designated Senior Euro Notes, which is also recorded as Other income (expense), net in the consolidated statements of earnings (loss).

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

As of June 30, 2025, and December 31, 2024, an aggregate notional amount of €5,045 million was designated as a net investment hedge of the Company's investment in Euro-denominated operations. The cross-currency interest rate swap fair values totaled assets of $0 million and $128 million and liabilities of $(520) million and $(12) million as of June 30, 2025, and December 31, 2024, respectively.

During the six months ended June 30, 2025 and 2024, the Company (paid) received net proceeds of $0 million and approximately $(8) million, respectively, for the fair values of the cross-currency interest rate swaps as of the settlement dates. The proceeds were recorded within investing activities in the consolidated statements of cash flows.

2024 Worldpay Sale Contingent Consideration

As part of the 2024 Worldpay Sale, the Company obtained the right to receive up to $1.0 billion of consideration contingent on the returns realized by the Buyer exceeding certain thresholds. The Company recognized this financial instrument as a derivative at fair value when it recorded the 2024 Worldpay Sale transaction. Subsequent changes in fair value are recorded through Other income (expense), net in the consolidated statements of earnings (loss). The fair value of the contingent consideration from the 2024 Worldpay Sale is $0 million at June 30, 2025, and $108 million at December 31, 2024, included in Other noncurrent assets on the consolidated balance sheet. As a result of the April 17, 2025, agreement to sell our remaining equity interest in Worldpay, it is no longer anticipated that Buyer’s returns will exceed the thresholds necessary to earn this contingent consideration. Accordingly, the Company recognized a $108 million non-cash loss in Other income (expense) for the change in fair value of the derivative for the three and six months ended June 30, 2025. There was no change in fair value for the three months and six months ended June 30, 2024.

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

On October 18, 2023, a shareholder derivative action captioned City of Hialeah Employees' Retirement System v. Stephanie L. Ferris et al. (the "Hialeah Action") was filed in the same court by the stockholder that previously had sent the Hialeah Demand. The complaint in the Hialeah Action, which names certain of the Company's current and former officers and directors as defendants (the "Individual Defendants"), seeks to assert claims on behalf of the Company for violations of federal securities laws, breach of fiduciary duty, unjust enrichment, and contribution and indemnification, including with respect to the valuation, integration, and synergies of our former Merchant Solutions segment. On March 29, 2024, the Company and the Individual Defendants filed a motion to stay or dismiss the action without prejudice pending the completion of the Board's consideration of the demands (the "Motion to Stay"), and the Individual Defendants concurrently filed a separate motion to dismiss (the "Individual Defendants’ Motion to Dismiss"). On March 21, 2025, the court granted in part and denied in part the Motion to Stay, and denied the Individual Defendants' Motion to Dismiss. The Individual Defendants filed answers to the complaint on April 29, 2025, and the case is partially stayed pending completion of the Demand Review Committee's investigation.

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

(11)    Net Earnings (Loss) per Share

The basic weighted average shares and common stock equivalents for the three and six months ended June 30, 2025 and 2024, were computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes net earnings (loss) and net earnings (loss) per share attributable to FIS for the three and six months ended June 30, 2025 and 2024 (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net earnings (loss) from continuing operations attributable to FIS	$(470)	$237	$(393)	$236
Net earnings (loss) from discontinued operations attributable to FIS	—	1	—	709
Net earnings (loss) attributable to FIS	$(470)	$238	$(393)	$945
Weighted average shares outstanding-basic	525	554	527	565
Plus: Common stock equivalent shares	—	3	—	2
Weighted average shares outstanding-diluted	525	557	527	567
Net earnings (loss) per share-basic from continuing operations attributable to FIS	$(0.90)	$0.43	$(0.75)	$0.42
Net earnings (loss) per share-basic from discontinued operations attributable to FIS	—	—	—	1.25
Net earnings (loss) per share-basic attributable to FIS	$(0.90)	$0.43	$(0.75)	$1.67
Net earnings (loss) per share-diluted from continuing operations attributable to FIS	$(0.90)	$0.43	$(0.75)	$0.42
Net earnings (loss) per share-diluted from discontinued operations attributable to FIS	—	—	—	1.25
Net earnings (loss) per share-diluted attributable to FIS	$(0.90)	$0.43	$(0.75)	$1.67

The diluted net loss per share for the three and six months ended June 30, 2025, did not include the effect of common stock equivalent shares of 2 million and 2 million, respectively, because the effect would would have been anti-dilutive. Options to purchase approximately 5 million and 7 million shares of our common stock during the three months and 5 million and 7 million during the six months ended June 30, 2025 and 2024, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

The Company repurchased $246 million and $1.1 billion of shares under its repurchase programs during the three months ended June 30, 2025 and 2024. The Company repurchased $696 million and $2.5 billion of shares under its repurchase programs during the six months ended June 30, 2025 and 2024. Approximately $2.4 billion remained available for repurchase under the share repurchase program as of June 30, 2025.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Acquisition and integration	$43	$24	$51	$49
Enterprise transformation, including Future Forward and platform modernization	10	56	56	129
Severance and other termination expenses (1)	46	9	105	27
Separation of the Worldpay Merchant Solutions business	21	80	42	109
Incremental stock compensation directly attributable to specific programs	14	15	24	26
Other, including divestiture-related expenses and enterprise cost control and other initiatives	18	2	28	4
Total	$152	$186	$306	$344
(1)During the three and six months ended June 30, 2025, the Company incurred severance and related termination benefit costs totaling $46 million and $105 million, respectively, related to its enterprise-wide cost savings initiatives and made corresponding cash payments of $38 million and $78 million, respectively. These amounts are included in Selling, general, and administrative expenses in the consolidated statements of earnings (loss). These costs are accounted for in accordance with ASC 712, Compensation–Nonretirement Postemployment Benefits. The Company continues to evaluate its organizational structure and expects to incur additional severance costs in the second half of 2025.

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

•Allocated costs, which consist primarily of shared infrastructure and related operational personnel costs, as well as leveraged sales personnel costs, that are allocated to Banking and Capital Markets from Corporate and Other according to estimated usage; and

•Other costs, which consists primarily of the cost of third-party consulting and advisory services, employee travel and training, marketing, insurance, and bad debt, offset by TSA services income.

Summarized financial information for the Company's segments is shown in the following tables. The Company does not evaluate performance or allocate resources based on segment asset data; therefore, such information is not presented.

For the three months ended June 30, 2025 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$1,808	$765	$43	$2,616
Direct cost of revenue	(289)	(45)	(7)	(341)
Net personnel costs	(442)	(203)	(273)	(918)
Infrastructure costs	(65)	(27)	(148)	(240)
Allocated costs	(172)	(98)	270	—
Other costs	(51)	(7)	(18)	(76)
Adjusted EBITDA	$789	$385	$(133)	$1,041

Adjusted EBITDA				$1,041
Depreciation and amortization				(309)
Purchase accounting amortization				(172)
Acquisition, integration and other costs				(152)
Interest expense, net				(110)
Other income (expense), net				(159)
(Provision) benefit for income taxes				(10)
Equity method investment earnings (loss), net of tax				(598)
Net earnings attributable to noncontrolling interest				(1)
Net earnings (loss) attributable to FIS				$(470)
Capital expenditures (1)	$149	$84	$5	$238
Depreciation and amortization (including purchase accounting amortization)	$170	$104	$207	$481

(1) Capital expenditures include $20 million of certain hardware and software purchases subject to financing or other long-term payment arrangements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended June 30, 2024 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$1,711	$722	$57	$2,490
Direct cost of revenue	(268)	(41)	(3)	(312)
Net personnel costs	(457)	(220)	(229)	(906)
Infrastructure costs	(71)	(22)	(139)	(232)
Allocated costs	(137)	(59)	196	—
Other costs	(20)	(13)	(15)	(48)
Adjusted EBITDA	$758	$367	$(133)	$992

Adjusted EBITDA				$992
Depreciation and amortization				(263)
Purchase accounting amortization				(168)
Acquisition, integration and other costs				(186)
Asset impairments				(4)
Interest expense, net				(43)
Other income (expense), net				(13)
(Provision) benefit for income taxes				(87)
Equity method investment earnings (loss)				10
Net earnings (loss) from discontinued operations, net of tax				1
Net earnings attributable to noncontrolling interest				(1)
Net earnings attributable to FIS				$238
Capital expenditures	$109	$70	$4	$183
Depreciation and amortization (including purchase accounting amortization)	$161	$97	$173	$431

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended June 30, 2025 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$3,526	$1,529	$93	$5,148
Direct cost of revenue	(567)	(89)	(15)	(671)
Net personnel costs	(896)	(413)	(566)	(1,875)
Infrastructure costs	(128)	(52)	(296)	(476)
Allocated costs	(363)	(205)	568	—
Other costs	(95)	(16)	(16)	(127)
Adjusted EBITDA	$1,477	$754	$(232)	$1,999

Adjusted EBITDA				$1,999
Depreciation and amortization				(596)
Purchase accounting amortization				(340)
Acquisition, integration and other costs				(306)
Asset impairments				(2)
Interest expense,net				(190)
Other income (expense), net				(195)
(Provision) benefit for income taxes				(93)
Equity method investment earnings (loss), net of tax				(669)
Net earnings attributable to noncontrolling interest				(1)
Net earnings (loss) attributable to FIS common stockholders				$(393)
Capital expenditures (1)	$339	$197	$12	$548
Depreciation and amortization (including purchase accounting amortization)	$336	$206	$394	$936

(1) Capital expenditures include $97 million of certain hardware and software purchases subject to financing or other long-term payment arrangements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended June 30, 2024 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$3,395	$1,428	$135	$4,958
Direct cost of revenue	(516)	(84)	(26)	(626)
Net personnel costs	(921)	(453)	(455)	(1,829)
Infrastructure costs	(139)	(42)	(273)	(454)
Allocated costs	(282)	(120)	402	—
Other costs	(40)	(27)	(22)	(89)
Adjusted EBITDA	$1,497	$702	$(239)	$1,960

Adjusted EBITDA				$1,960
Depreciation and amortization				(525)
Purchase accounting amortization				(334)
Acquisition, integration and other costs				(344)
Asset impairments				(18)
Indirect Worldpay business support costs				(14)
Interest expense, net				(120)
Other income (expense), net				(184)
(Provision) benefit for income taxes				(108)
Equity method investment earnings (loss), net of tax				(76)
Net earnings (loss) from discontinued operations, net of tax				709
Net earnings attributable to noncontrolling interest				(1)
Net earnings attributable to FIS common stockholders				$945
Capital expenditures	$227	$146	$12	$385
Depreciation and amortization (including purchase accounting amortization)	$321	$199	$339	$859

Clients in the U.K., Germany, Australia, Switzerland, France, Netherlands and Brazil, accounted for the majority of the revenue from clients based outside of North America for all periods presented. No individual country outside of North America accounted for more than 10% of total revenue for the three and six months ended June 30, 2025 and 2024.

Long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaled $851 million and $760 million as of June 30, 2025, and December 31, 2024, respectively. These assets are predominantly located in the United Kingdom, Ireland, Germany, Australia, India and Switzerland.

(13) Subsequent Event

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, introducing amendments to U.S. federal income tax law with various effective dates between 2025 and 2027. The Company is currently evaluating the impacts of OBBBA but does not currently expect it to have a material effect on our consolidated financial statements for the year ending December 31, 2025. Because the OBBBA was enacted after the balance sheet date, the Company’s consolidated financial statements for the three and six months ended June 30, 2025, do not reflect the effects of the new legislation.

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
•changes in either or both the United States and international lending, capital and financial markets or currency fluctuations;
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

Pending Acquisition of Issuer Solutions Business and Sale of Remaining Equity Interest in Worldpay

As previously disclosed, on April 17, 2025, FIS entered into a transaction agreement pursuant to which FIS has agreed to buy the Issuer Solutions business ("Issuer Solutions") from Global Payments Inc. ("Global Payments") for an enterprise value of $13.5 billion, inclusive of $1.5 billion of anticipated net present value of tax assets, or a net purchase price of $12.0 billion, subject to customary adjustments (the "Issuer Solutions Acquisition"). As consideration for the Issuer Solutions Acquisition, FIS has agreed to sell to Global Payments all of its equity interests in Worldpay for a pre-tax value of $6.6 billion, net of transaction fees and other costs, and to pay the remainder of the purchase price in cash. FIS intends to fund the cash portion of the purchase price with approximately $8.0 billion of new debt and on May 1, 2025, FIS entered into a fully committed term loan facility pursuant to which it can draw up to an aggregate principal amount of $8 billion of senior secured term loans to fund the acquisition, subject to certain conditions. The transaction is expected to close in the first half of 2026, subject to regulatory approvals and other customary closing conditions. For additional details regarding these transactions, refer to FIS' Current Report on Form 8-K filed with the SEC on April 21, 2025, and to Note 1 of the consolidated financial statements.

Business Trends and Conditions

Revenue Sources and Markets

Our revenue from continuing operations is primarily derived from a combination of technology and processing solutions, transaction processing fees, professional services and software license fees. While we are a global company and do business around the world, the majority of our revenue is generated by clients in the U.S. The majority of our international revenue is generated by clients in the U.K., Germany, Canada, Australia, Switzerland, France, Netherlands and Brazil. In addition, the majority of our revenue has historically been recurring under multi-year Banking and Capital Markets contracts that contribute relative stability to our revenue stream. These solutions, in general, are considered critical to our clients' operations. Professional services revenue is typically non-recurring, though recognition often occurs over time rather than at a point in time. Sales of software licenses are typically non-recurring with point-in-time recognition and are less predictable.

Economic Trends

We are experiencing relatively stable sales cycles and levels of client activity across our businesses. We have experienced, and continue to experience, relatively high inflation in our primary markets over the medium-term cycle. Relatively high interest rates have had, and may continue to have, a negative impact on our interest expense. During 2024, we used a portion of the net proceeds from the 2024 Worldpay Sale to repay our borrowings under our commercial paper programs and reduce our long-term debt, which has decreased our interest expense from previous levels. However, we expect to incur approximately $8.0 billion of new debt upon closing of the Issuer Solutions Acquisition expected in the first half of 2026, as further discussed in Note 1 to the consolidated financial statements. Given the volatility of exchange rates and the mix of currencies involved in both revenues and expenses, the direction and magnitude of future effects of currency fluctuations are uncertain. We are monitoring the potential impacts of recently enacted and potential future tariff regimes in the U.S. and overseas.

2024 Worldpay Sale

The Company completed the 2024 Worldpay Sale on January 31, 2024, for cash consideration in a transaction valuing the Worldpay Merchant Solutions business at an enterprise value of $18.5 billion, including $1.0 billion of consideration contingent on the returns realized by Buyer exceeding certain thresholds, which contingent consideration FIS no longer expects to receive as a result of the pending sale of its remaining equity interest in Worldpay, as discussed above. The net cash proceeds received by FIS at the closing were greater than $12 billion, net of estimated closing adjustments, debt restructuring fees, taxes and transaction costs. We used the proceeds from the 2024 Worldpay Sale in 2024 primarily to retire debt and repurchase shares as well as for general corporate purposes. In connection with the 2024 Worldpay Sale, FIS and Worldpay entered into commercial agreements, preserving a key value proposition for clients of both businesses and minimizing potential dis-synergies. FIS and Worldpay also entered into additional agreements as described in Note 3 to the consolidated financial statements. We account for our non-controlling 45% equity interest in Worldpay using the equity method of accounting, and our share of the net income of Worldpay subsequent to the sale is reported as Equity method investment earnings (loss), net of tax, in our consolidated statements of earnings (loss).

As a result of the 2024 Worldpay Sale, we recorded a cumulative loss on sale of $578 million during 2024. During 2024, we also recorded a cumulative tax benefit of $1.1 billion, primarily from the release of U.S. deferred tax liabilities that were not transferred in the 2024 Worldpay Sale, net of the estimated U.S. tax cost that we expect to incur as a result of the 2024 Worldpay Sale. See Pending Sale of Remaining Equity Interest in Worldpay, below, for discussion of subsequent changes to our U.S. deferred tax liabilities arising from our agreement to sell our remaining interest in Worldpay.

Pending Sale of Remaining Equity Interest in Worldpay

Upon closing of the pending sale of our remaining equity interest in Worldpay, we expect to record a gain equal to the excess of the estimated $6.6 billion pre-tax net selling price over the carrying value of the Worldpay equity method investment as of the date of closing, adjusted for the impact of our share of Worldpay's cumulative translation adjustments recorded as other comprehensive earnings (loss). The carrying value of the Worldpay equity method investment, which was $3.9 billion as of June 30, 2025, will continue to be adjusted for our equity method investment earnings (loss) before application of investor-level taxes and for our pro rata share of the investee's other comprehensive earnings (loss) as well as for any distributions received from our equity method investment.

Our investor-level tax for the three and six months ended June 30, 2025, includes $539 million of expense to reflect an increase in our deferred tax liability arising from our agreement to sell our remaining interest in Worldpay, which represented a change in our intent to hold the investment long term.

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

Demand in the Payments Market

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

Cybersecurity Threats and Solutions

Cyberattacks on information technology systems and the vendors and technological supply chain on which they rely continue to grow in frequency, complexity and sophistication, including the increasing use of artificial intelligence by threat actors. This is a trend we expect to continue with widespread impacts, including direct attacks on FIS, our supply chain partners, or our clients. The continued growth in the frequency, complexity and sophistication of cyberattacks, coupled with the continued interconnection in the global technology ecosystem, present both a threat and an opportunity for FIS. Using expertise we have gained from our ongoing focus and investment, we have developed and we offer fraud, security, risk management and compliance solutions to target this growth opportunity in the financial services industry. We also use certain of these solutions to manage our own risks.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Consolidated Results of Operations - Comparisons of three-month and six-month periods ended June 30, 2025 and 2024

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2025	2024	Change	Change	2025	2024	Change	Change
	(In millions)				(In millions)
Revenue	$2,616	$2,490	$126	5%	$5,148	$4,958	$190	4%
Cost of revenue	(1,664)	(1,546)	(118)	8	(3,317)	(3,106)	(211)	7
Gross profit	952	944	8	1	1,831	1,852	(21)	(1)
Gross profit margin	36%	38%			36%	37%
Selling, general and administrative expenses	(572)	(609)	37	(6)	(1,130)	(1,182)	52	(4)
Asset impairments	—	(4)	4	NM	(2)	(18)	16	NM
Other operating (income) expense, net - related party	(28)	(40)	12	NM	(56)	(73)	17	NM
Operating income	$408	$371	37	10	$755	$725	30	4
Operating margin	16%	15%			15%	15%
NM = Not meaningful

Revenue

Revenue for the three months ended June 30, 2025, increased primarily due to recurring revenue growth in both the Banking and Capital Markets segments. Recurring revenue growth was driven by broad-based growth across the Banking portfolio, led by commercial services, cards and money movement, international, digital, and automated finance, and by the implementation of new Capital Markets sales. Revenue growth for the three months ended June 30, 2025, was partially offset by a decrease in our Corporate and Other segment primarily due to the divestiture of a non-strategic business during the first quarter of 2025. Revenue growth for the six months ended June 30, 2025, was also partially offset by a decrease of non-recurring revenue in our remaining non-strategic businesses. See "Segment Results of Operations" below for a more detailed explanation.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue for the three and six months ended June 30, 2025, increased primarily due to higher amortization of internally developed software, increased net personnel costs, which include costs to support the Worldpay transition services agreement ("TSA"), and increased direct cost of revenue associated with increased transaction volumes. Gross profit margin for the three and six months ended June 30, 2025, decreased primarily due to the increased indirect cost of revenue noted above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended June 30, 2025, decreased primarily due to lower advisory fees associated with the Worldpay Sale and other transformation activities, partially offset by an increase in severance costs incurred as part of our enterprise-wide cost savings initiatives and higher amortization of deferred commissions.

Asset Impairments

There were no material impairments during the three and six months ended June 30, 2025. The three and six months ended June 30, 2024, included impairments primarily related to the termination of certain internally developed software projects.

Other operating (income) expense, net - related party

As described in Note 3 to the consolidated financial statements, under the terms of the Worldpay TSA, during the three- and six-month periods ended June 30, 2025 and 2024, the Company provided technology infrastructure, risk and security, accounting and various other corporate services to Worldpay. The income received for these services is recorded in Other operating (income) expense, net - related party, and the corresponding expenses are recognized in Cost of revenue and Selling, general and administrative expense in the consolidated statements of earnings (loss).

Operating Income and Operating Margin

The change in operating income and operating margin for the three and six months ended June 30, 2025, resulted from the revenue and cost variances noted above.

Total Other Income (Expense), Net

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2025	2024	Change	Change	2025	2024	Change	Change
Other income (expense):	(In millions)				(In millions)
Interest expense, net	$(110)	$(43)	$(67)	156%	$(190)	$(120)	$(70)	58%
Other income (expense), net	(159)	(13)	(146)	NM	(195)	(184)	(11)	NM
Total other income (expense), net	$(269)	$(56)	(213)	NM	$(385)	$(304)	(81)	NM
NM = Not meaningful

Interest expense (net) for the three and six months ended June 30, 2025, increased primarily due to a decrease in interest income, which was higher in the three and six months ended June 30, 2024, as a result of unused proceeds from the 2024 Worldpay Sale, and due to bridge facility fees incurred to secure funding for the pending Issuer Solutions Acquisition, as discussed in Note 1 to the consolidated financial statements.

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

The three- and six-month periods ended June 30, 2025, included primarily the impact of a $(108) million write-off of the contingent consideration included as part of the 2024 Worldpay Sale, which write-off was triggered by the Worldpay Minority Interest Sale agreement, and a change in fair value of interest rate swaps accounted for as economic hedges, each as discussed in Note 9 to the consolidated financial statements, as well as foreign currency transaction remeasurement losses. The three- and six-month periods ended June 30, 2024, included loss on extinguishment of debt of approximately $(174) million, as discussed in Note 8 to the consolidated financial statements.

Provision (Benefit) for Income Taxes

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2025	2024	Change	Change	2025	2024	Change	Change
	(In millions)				(In millions)
Provision (benefit) for income taxes	$10	$87	$(77)	NM	$93	$108	$(15)	NM
Effective tax rate	7%	28%			25%	26%
NM = Not meaningful

The decrease in the effective tax rate for the three months ended June 30, 2025, was primarily driven by one-time discrete items that do not vary with pretax earnings and therefore had a disproportionately large impact on the effective tax rate in a period with comparatively lower pretax earnings. The effective tax rate for the six months ended June 30, 2025, remained relatively unchanged. As described in Note 2 to the consolidated financial statements, the Company reflects its investor-level tax impact relating to equity method investments as a component of Equity method investment earnings (loss), net of tax in the consolidated statements of earnings (loss). Therefore, equity method investment earnings (loss) and the related investor-level tax are excluded from the calculation of FIS' annual effective tax rate.

Equity Method Investment Earnings (Loss)

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2025	2024	Change	Change	2025	2024	Change	Change
	(In millions)				(In millions)
Equity method investment earnings (loss), net of tax	$(598)	$10	$(608)	NM	$(669)	$(76)	$(593)	NM
NM = Not meaningful

As discussed in Note 1 to the consolidated financial statements, the Company completed the 2024 Worldpay Sale on January 31, 2024, retaining a non-controlling equity interest in Worldpay. We account for our 45% equity interest in Worldpay using the equity method of accounting. Beginning on February 1, 2024, our share of the net income of Worldpay is reported as Equity method investment earnings (loss), net of tax, in the consolidated statements of earnings (loss) and reflects FIS' investor-level tax impact on its investment in Worldpay. The investor-level tax for the three and six months ended June 30, 2025, includes $539 million of expense to reflect an increase in our deferred tax liability arising from our agreement to sell our remaining interest in Worldpay. See Note 3 to the consolidated financial statements for summary Worldpay financial information.

Discontinued Operations

As discussed in Note 1 to the consolidated financial statements, the Company completed the 2024 Worldpay Sale on January 31, 2024. The results of the Worldpay Merchant Solutions business prior to the completion of the 2024 Worldpay Sale have been presented as discontinued operations. For the three- and six-month periods ended June 30, 2025, there was no revenue or pretax earnings from discontinued operations. For the three- and six-month periods ended June 30, 2024, revenues from discontinued operations were $4 million and $406 million, respectively, and pretax earnings (loss) were $1 million and $184 million, respectively. An initial loss on sale of disposal group of $466 million was recorded upon closing of the 2024 Worldpay Sale to reflect the impact of the excess of the carrying value of the disposal group over the estimated fair value less cost to sell. For the six-month period ended June 30, 2024, the Company recorded a tax benefit of $991 million, primarily from the write-off of U.S. deferred tax liabilities that were not transferred in the 2024 Worldpay Sale, net of the estimated U.S. tax cost that the Company expects to incur as a result of the 2024 Worldpay Sale.

Segment Results of Operations - Comparisons of three- and six-month periods ended June 30, 2025 and 2024

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

Banking Solutions

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2025	2024	Change	Change	2025	2024	Change	Change
	(In millions)				(In millions)
Revenue	$1,808	$1,711	$97	6%	$3,526	$3,395	$131	4%
Adjusted EBITDA	$789	$758	31	4	$1,477	$1,497	$(20)	(1)
Adjusted EBITDA margin	43.6%	44.3%			41.9%	44.1%
Adjusted EBITDA margin basis points change	(70)				(220)

Three months ended June 30:

Revenue in our Banking segment increased 6% for the three months ended June 30, 2025. Recurring revenue contributed 6% to the total segment revenue growth rate. Recurring revenue growth was driven by broad-based growth across the portfolio, led by commercial services, cards and money movement, international, digital, and automated finance. Non-recurring revenue was flat versus the prior year, as higher software license sales were offset by lower professional services revenue.

Adjusted EBITDA increased year over year primarily due to revenue increases noted above. Adjusted EBITDA margin decreased year over year due to an increase in bad debt expense.

Six months ended June 30:

Revenue in our Banking segment increased 4% for the six months ended June 30, 2025. Recurring revenue contributed 4% to the total segment revenue growth rate, driven by higher transaction volumes in our commercial services business. Non-recurring revenue was flat versus the prior year, as higher card production volumes in our commercial services business offset lower license and termination fee revenue compared to the prior year.

Adjusted EBITDA and adjusted EBITDA margin decreased year over year due to revenue mix impacts, as well as the timing of expenses.

Capital Market Solutions

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2025	2024	Change	Change	2025	2024	Change	Change
	(In millions)				(In millions)
Revenue	$765	$722	$43	6%	$1,529	$1,428	$101	7%
Adjusted EBITDA	$385	$367	18	5	$754	$702	52	7
Adjusted EBITDA margin	50.3%	50.8%			49.3%	49.1%
Adjusted EBITDA margin basis points change	(50)				20

Three months ended June 30:

Revenue in our Capital Markets segment increased 6% for the three months ended June 30, 2025. Recurring revenue contributed 3% to the total segment revenue growth rate, driven by the implementation of new sales. Non-recurring revenue contributed 2% to the growth rate due to higher software license sales and termination fees revenue. Foreign currency movement contributed 1% to the total segment revenue growth rate, mostly driven by the relative movement of the Pound Sterling.

Adjusted EBITDA increased year over year primarily due to the revenue impacts noted above. Adjusted EBITDA margin decreased year over year due to the dilutive impact of a business acquired in December 2024.

Six months ended June 30:

Revenue in our Capital Markets segment increased 7% for the six months ended June 30, 2025. Recurring revenue contributed 4% to the total segment revenue growth rate, driven by the implementation of new sales. Non-recurring revenue contributed 3% to the total segment growth rate due to higher software license revenue and termination fees compared to the prior year.

Adjusted EBITDA increased year over year primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased year over year due to increased high-margin license revenue and termination fees, partially offset by the dilutive impact of a business acquired in December 2024.

Corporate and Other

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2025	2024	Change	Change	2025	2024	Change	Change
	(In millions)				(In millions)
Revenue	$43	$57	$(14)	(25)%	$93	$135	$(42)	(31)%
Adjusted EBITDA	$(133)	$(133)	—	—	$(232)	$(239)	7	(3)

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and amortization not otherwise allocated to the reportable segments. Corporate and Other also includes operations from certain non-strategic businesses.

Three months ended June 30:

Revenue in our Corporate and Other segment decreased 25% for the three months ended June 30, 2025, primarily due to the divestiture of a non-strategic business during the first quarter of 2025.

Adjusted EBITDA was flat compared to the prior year primarily due to cost management in our corporate functions.

Six months ended June 30:

Revenue in our Corporate and Other segment decreased 31% for the six months ended June 30, 2025, primarily due to the divestiture of a non-strategic businesses during the first quarter of 2025, as well as a decrease of non-recurring revenue in our remaining non-strategic businesses.

Adjusted EBITDA increased slightly compared to the prior year, primarily due to cost management in our corporate functions.

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

As of June 30, 2025, the Company had $3.3 billion of available liquidity, including $0.6 billion of cash and cash equivalents and $2.8 billion of capacity available under its Revolving Credit Facility. Approximately $336 million of cash and cash equivalents is held by our foreign entities. A portion of our domestic cash and cash equivalents relates to net deposits-in-transit, which are typically settled within a few business days. Debt outstanding totaled $12.9 billion, with an effective weighted average interest rate of 2.9%.

Although we continue to evaluate the optimal capital structure for our business following the completion of the 2024 Worldpay Sale and the expected closing of the Issuer Solutions Acquisition, we intend to maintain investment-grade debt ratings for FIS.

We believe that our current level of cash and cash equivalents plus cash flows from operations will be sufficient to fund our operating cash requirements, capital expenditures and debt service payments for the next 12 months and the foreseeable future.

A regular quarterly dividend of $0.40 per common share is payable on September 24, 2025, to shareholders of record as of the close of business on September 10, 2025. We currently expect to continue to pay quarterly dividends targeting dividend-per-share growth aligned to adjusted earnings-per-share growth. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

In August 2024, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $3.0 billion in aggregate value of shares of our common stock. Repurchases under this program are made at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The repurchase program does not have an expiration date and may be suspended for periods, amended or discontinued at any time. The Company repurchased approximately 3.2 million shares for approximately $246 million under the repurchase program during the quarter ended June 30, 2025. Approximately $2.4 billion remained available for repurchase under the share repurchase program as of June 30, 2025. We intend to repurchase approximately $1.2 billion of our shares in the aggregate during the year ending December 31, 2025, inclusive of the $696 million million in repurchases completed during the first six months of 2025.

Cash Flows from Operations

Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization and other non-cash items, including asset impairments, loss on extinguishment of debt, and loss from equity method investment. Cash flows from operations were $839 million and $752 million for the six-month periods ended June 30, 2025 and 2024, respectively. Cash flows from operations increased $87 million during the six months ended June 30, 2025, primarily due to improved working capital management.

Cash Flows from Investing

Our principal investing activity relates to capital expenditures for software (purchased and internally developed) and property and equipment. We invested approximately $451 million and $385 million in capital expenditures (excluding purchases of certain hardware and software subject to financing or other long-term payment arrangements) during the six-month periods ended June 30, 2025 and 2024, respectively. We expect to continue investing in software and in property and equipment to support our business.

We also invest in acquisitions that complement and extend our existing solutions and capabilities and provide additional solutions to our portfolio, and we dispose of assets that are no longer considered strategic. We used approximately $197 million and $56 million of cash (net of cash acquired) related to new acquisitions for the six-month periods ended June 30, 2025 and 2024, respectively. In the first half of 2025, in connection with the conveyance of RealNet to Buyer, we divested $1.4 billion in cash, cash equivalents and restricted cash included in current assets held for sale at the date of transfer. In 2024, in connection with the 2024 Worldpay Sale, we received $12.8 billion in cash proceeds and divested $3.1 billion in cash, cash equivalents and restricted cash included in current assets held for sale at the date of sale. We expect to continue to invest in acquisitions as part of our strategy to add solutions to help win new clients and cross-sell to existing clients. After we close the Issuer Solutions Acquisition, the Company expects to temporarily pause further investment in acquisitions to accelerate deleveraging until it returns to its target leverage ratio.

During the six months ended June 30, 2025 and 2024, we received distributions of $66 million and $29 million, respectively, from Worldpay recorded as investing cash flows. We expect to continue to receive regular cash distributions from Worldpay pursuant to the terms of the Worldpay limited liability company operating agreement until the completion of the pending sale of our remaining equity interest in Worldpay in connection with the Issuer Solutions Acquisition.

See Note 1 to the consolidated financial statements for discussion of our recent agreement regarding the Issuer Solutions Acquisition and Worldpay Equity Sale.

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

Contractual Obligations

There were no material changes in our contractual obligations through the six months ended June 30, 2025, in comparison to the table included in our Annual Report on Form 10-K for the year ended December 31, 2024, except as disclosed in Note 8 and 9 to the consolidated financial statements.

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

Our fixed rate senior notes (as included in Note 8 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of June 30, 2025. The carrying value, excluding the fair value basis adjustments due to interest rate swaps described below and unamortized discounts, of our senior notes was $11.3 billion as of June 30, 2025. The fair value of our senior notes was approximately $10.6 billion as of June 30, 2025. The potential reduction in fair value of the senior notes from a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program, and Revolving Credit Facility (as included in Note 8 to the consolidated financial statements) (collectively, "variable-rate debt"). At June 30, 2025, our weighted-average cost of debt was 2.9%, with a weighted-average maturity of 5.2 years, and 86% of our debt was fixed rate, and the remaining 14% was variable-rate debt, inclusive of fair value basis adjustments due to interest rate swaps. A 100 basis-point increase in the weighted-average interest rate on our variable-rate debt as of June 30, 2025, would have increased our annual interest expense by $17 million. We performed the foregoing sensitivity analysis based solely on the outstanding balance of our variable-rate debt as of June 30, 2025. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. At June 30, 2024, we had no variable rate borrowings.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. We generated approximately $313 million and $302 million during the three months and $619 million and $599 million during the six months ended June 30, 2025 and 2024, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Australian Dollar, Swedish Krona, Brazilian Real, , Swiss Franc and Indian Rupee. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three months ended June 30,		Six months ended June 30,
Currency	2025	2024	2025	2024
Pound Sterling	$12	$11	$23	$21
Euro	7	6	13	12
Real	1	3	3	6
Australian Dollar	2	2	5	4
Swedish Krona	2	2	4	3
Swiss Franc	1	1	3	3
Rupee	1	1	2	2
Total increase or decrease	$26	$26	$53	$51

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended June 30, 2025:

				Maximum number
				of shares that
			Total cost of shares	may yet be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased (1)	Average price	plans or programs (1)	programs (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
April 1-30, 2025	0.7	$73.98	$52.6	$2,607.6
May 1-31, 2025	1.5	$77.99	113.0	$2,494.6
June 1-30, 2025	1.0	$80.57	80.8	2,413.9
	3.2		$246.4

(1)In August 2024, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $3.0 billion in aggregate value of shares of our common stock. Repurchases under the program are made at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The repurchase program has no expiration date, and may be suspended for periods, amended or discontinued at any time. During the quarter ended June 30, 2025, the Company repurchased approximately 3.2 million shares for approximately $246.4 million under the August 2024 share repurchase program. Approximately $2.4 billion remained available for repurchase under the August 2024 share repurchase program as of June 30, 2025.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2025, Ms. Caroline Tsai, an executive officer of the Company (Chief Legal & Corporate Affairs Officer and Corporate Secretary), adopted a trading plan (the “Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c). The Plan, which was adopted on May 29, 2025, provides for the sale of up to $500,000 of shares of FIS common stock. The Plan will expire on the earlier of May 29, 2026, or the date on which all sales under the Plan have been completed.

Item 6. Exhibits

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
2.1	Transaction Agreement, dated as of April 17, 2025, by and among, Global Payments, Total System Services LLC, FIS and Worldpay.	8-K	001-16427	10.1	4/17/2025

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.1	Term Loan Credit Agreement, dated May 1, 2025, by and among Fidelity National Information Services, Inc., each lender from time to time party thereto and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-16427	10.1	5/6/2025
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 5, 2025	By:	/s/ James Kehoe
James Kehoe
Chief Financial Officer

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 5, 2025	By:	/s/ Alexandra Brooks
Alexandra Brooks
Chief Accounting Officer (Principal Accounting Officer)