Form 10-K
period 2025-12-31
Fidelity National Information Services, Inc.
filed 2026-02-24
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10-K
________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

As of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by nonaffiliates was $42,560,250,917 based on the closing sale price of $81.41 on that date as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant's common stock, $0.01 par value per share, was 514,403,688 as of February 20, 2026.

The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2025, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
2025 FORM 10-K ANNUAL REPORT

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

Growth and Strategy Objectives

Our growth continues to be driven by the expansion of our clients' businesses, our internal development of innovative solutions, our focused sales and marketing efforts and our deepening reach across global financial ecosystems. Strategic acquisitions and partnerships have further enhanced our offerings, diversified our client portfolio, and expanded our reach into new and attractive markets aligned with our long-term objectives. As we advance our transformation into a platform company, we are embedding artificial intelligence ("AI") across our solutions and operations. We have shifted to a functional operating model, streamlining decision-making, fostering closer collaboration across the organization and with our clients. By reallocating resources toward high-value, integrated client experiences and modernizing our technology infrastructure, we are strengthening our competitive position and operational resilience.

Worldpay Sale and Issuer Solutions Acquisition

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

On April 17, 2025, FIS entered into definitive agreements to (i) buy the Issuer Solutions business (the "Issuer Solutions Business") from Global Payments Inc. ("Global Payments") ("the Issuer Solutions Acquisition") and (ii) sell its remaining equity interest in Worldpay to Global Payments (the "2026 Worldpay Minority Interest Sale"). The transaction closed on January 9, 2026. We funded the Issuer Solutions Acquisition through a combination of approximately $7.7 billion of new debt and the 2026 Worldpay Minority Interest Sale.

Competitive Strengths

We believe our competitive strengths include the following:

•Brand. FIS is a highly respected brand known globally for innovation and thought leadership in the financial services sector.

•Extensive Domain Expertise and Portfolio Breadth. FIS' significant expertise in the markets and domains we serve enables us to deliver a broad range of innovative software applications and flexible service offerings, ranging from managed processing arrangements, either at the client site or hosted at an FIS data center or in our private cloud, to traditional license and maintenance arrangements. Our component-based platform offers clients an extensive solution set with modern, streamlined capabilities.

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

•Data and Cloud-based Technologies. FIS harnesses advanced analytics, AI, and real-time data insights across our platforms to deliver differentiated solutions that enhance decision-making, improve operational efficiency, and create personalized client experiences. By integrating emerging technologies such as machine learning, cloud-native architectures, and API-driven ecosystems, we strengthen our ability to innovate rapidly, scale securely, and maintain a leadership position in a dynamic financial services landscape.

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

Strategy

Our mission is to deliver superior solutions to our clients and to expand our client base to generate sustained revenue and earnings growth for our shareholders. Our strategy to achieve this goal is built on the following pillars:

•Build, Buy, or Partner to Add Solutions to Win New Clients and Cross-sell to Existing Clients. We continue to execute a disciplined build, buy and partner model embedded in product development, technology investment and go-to market execution. By investing in solution innovation, we expand our value proposition to our clients and prospects.

•Support Our Clients Through Innovation. Changing market dynamics, particularly in the areas of digital delivery, information security and AI are transforming the way our clients operate and compete. These dynamics are driving increased demand for integrated, modular solutions built on our intellectual property. Our depth of service capabilities and platform provider model position us to engage earlier in clients' planning and design processes, collaborate with fintechs and third-party developers, and deliver innovation solutions that help clients navigate change, enhance resilience and accelerate growth.

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

The Worldpay Merchant Solutions business included the former Merchant Solutions segment in addition to a business previously included in the Corporate and Other segment. The results of the Worldpay Merchant Solutions business have been recast as discontinued operations for all periods presented. As such, the related results have been excluded from continuing operations and segment results, and the Company no longer reports the Merchant Solutions segment. See Notes 1 and 3 to the consolidated financial statements for further information regarding the Worldpay Merchant Solutions disposal group and its discontinued operations. FIS' share of the net income of Worldpay is reported as equity method investment earnings (loss).

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

Revenue by Segment

The table below summarizes our revenue by reporting segment (in millions):

	2025	2024	2023
Banking Solutions	$7,285	$6,892	$6,743
Capital Market Solutions	3,196	2,979	2,766
Corporate and Other	196	256	322
Total Consolidated Revenue	$10,677	$10,127	$9,831

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

•Fraud, Risk Management and Compliance. Our decision solutions offer a spectrum of options that cover the account lifecycle from helping to identify qualified account applicants to managing existing customer accounts and fraud. Our applications enable Know Your Customer, new account decisioning and opening, account and transaction management, fraud management and collections. Our risk management solutions use our proprietary risk management models and data sources to assist in detecting fraud and assessing the risk of opening a new account. Our systems use a combination of advanced authentication procedures, predictive analytics, AI modeling and proprietary and shared databases to assess and detect fraud risk for deposit, card and other transactions for financial institutions.

•Card and Retail Payments. Our card and retail payment technology solutions allow clients to issue VISA®, MasterCard® or other payment network-branded credit and debit cards or other electronic payment cards for use by both consumer and business accounts. Card-based volumes continue to increase, driven by both the number of accounts on file and the number and value of transactions per month. We offer EMV (Europay, MasterCard and Visa) integrated circuit cards, often referred to as chip cards, as well as a variety of stored-value card types and loyalty programs, including our Premium Payback service that allows our financial institutions' customers to use loyalty points at a variety of merchant point-of-sale systems. Our integrated solutions range from card production and activation to processing to an extensive range of fraud management solutions and value-added loyalty programs designed to increase card usage and fee-based revenue for financial institutions and merchants. Many of our programs are full service, including most of the operations and support necessary for an issuer to operate a credit card program; however, we do not make credit decisions for our card issuing clients. We also provide specialized solutions such as virtual card, accounts payable and expense management, commercial processing and real-time alerts. We are also a leading provider of prepaid card solutions, which include digital cards, gift cards and reloadable cards, with end-to-end solutions for the development, processing and administration of stored-value programs, including government benefit programs. Our closed-loop gift card solutions and loyalty programs provide merchants compelling solutions to drive consumer loyalty.

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

Capital Market Solutions ("Capital Markets")

The Capital Markets segment is focused on serving global financial services clients and multi-national corporations with a broad array of buy- and sell-side, treasury, risk management and lending solutions. Clients in this segment include asset managers, private equity firms, sell-side securities brokerage and trading firms, insurers, asset and auto financiers and other commercial organizations. Our solutions include a variety of mission-critical buy- and sell-side applications for recordkeeping, data and analytics, trading and financing, as well as corporate treasury and risk management applications. Capital Markets clients purchase our solutions in various ways including licensing and managing technology "in-house," using consulting and third-party service providers, as well as procuring fully outsourced end-to-end solutions. Our long-established relationships with many of these financial and commercial institutions generate significant recurring revenue. We have made, and continue to make, investments in modern platforms, advanced technologies, open APIs, machine learning and AI, and regulatory technology to support our Capital Markets clients.

Our portfolios in this segment include the following:

•Trading and Asset Services. We offer solutions that support our customers across the buy and sell sides of the capital markets industry, assisting them to control their front, middle and back office operations through integrated ecosystems. Our solutions support institutional investors, managers, broker-dealers, asset servicers and transfer agents across all asset classes including private equity, hedge, credit, and traditional. Our Trading solutions focus on advanced trade life-cycle management, including market making and risk management, cleared derivatives processing, securities processing and securities finance, tax processing, and regulatory compliance, including anti-money laundering (AML) and trade surveillance. Our Asset Servicing solutions support every stage of the investment process, from research and portfolio management to order and position management, valuation, risk management, corporate actions, reconciliation, investment accounting, investor accounting, transfer agency and client reporting. Our solutions improve both investment decision making and operational efficiency, while managing risk and increasing transparency across the industry.

•Lending. Our lending solutions offer full life-cycle commercial lending functionality from loan origination, commercial credit assessment and customer risk rating to loan servicing and data analytics. We also offer leveraged and syndicated loan markets solutions that manage amendments, secondary market trading, deal management and bookrunning. In the asset finance space, we offer a single, end-to-end leasing platform that helps auto and equipment finance companies manage the entire financing process, supporting origination and pricing, credit decisioning, contract management, servicing and collections.

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

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments, as well as certain non-strategic businesses. The overhead and leveraged costs relate to corporate marketing, finance, accounting, human resources, legal, compliance and internal audit functions, as well as other costs, such as acquisition, integration and transformation-related expenses and amortization of acquisition-related intangibles, that are not considered when management evaluates revenue-generating segment performance. Our other operating income recorded in connection with our transition services arrangements with Worldpay is also recorded in Corporate and Other.

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

Competition

The markets for our solutions are intensely competitive across both established companies and new industry entrants. Depending on the business line, our primary competitors include, but are not limited to, internal technology or software development departments within financial institutions or other large companies; global and regional companies providing banking, payment and capital markets solutions and services; embedded payment solution providers; securities exchanges; asset managers; card associations; clearing networks or associations; trust companies; independent computer services firms; companies that develop verticalized software applications; companies owned by global banks selling competitive solutions; companies that provide customized development, implementation and support services; emerging technology innovators and business process outsourcing companies. Many of these companies compete with us across multiple solutions, market segments and geographies to varying degrees based on solution strength and distribution strength. Competitive factors impacting the success of our solutions include the quality of the technology-based application or service, breadth of application features and functions, ease of delivery and integration, the ability to maintain, enhance and support the applications or solutions, price and overall client experience. We believe that we compete vigorously in each of these categories. FIS is positioned to lead through rapid innovation, ecosystem partnerships, and the integration of new technologies. We actively monitor and respond to market trends, leveraging our domain expertise to enhance our platform of solutions.

Technology Development

Our technology development activities primarily relate to enhancing our proprietary core processing software applications and to designing and developing next-generation digital solutions, processing systems, software applications and risk management platforms, including componentized products with unified API-enabled access implemented on a cloud foundation. These development activities include modernizing our online product offerings for treasury services, digital banking, capital markets services, and our next-generation core banking platform. We expect to continue investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and software applications, to develop new and innovative software applications and systems to address emerging technology trends in response to the needs of our clients, and to enhance the resilience of our enterprise systems and the capabilities of our outsourcing infrastructure.

As part of our technology development process, we evaluate current and emerging technologies for compatibility with our existing and future software platforms and apply those that best support the evolving needs of our clients. In particular, we are strengthening our integration across software ecosystems, creating a consolidated enterprise data infrastructure, enhancing AI capabilities and readiness, and selectively pursuing outsourcing opportunities in technology and operations to support resiliency, agility and cost control. We are expanding AI capabilities of our key solutions through a combination of in-house development and partnership with industry leaders, with a focus on agentic capabilities and the development of select use cases in collaboration with clients.

Government Regulation

Our solutions are subject to a broad range of complex federal, state, and international regulations and requirements, as well as requirements under the rules of self-regulatory organizations including, without limitation, federal truth-in-lending and truth-in-savings rules, federal, state and international money transmission laws, state cybersecurity protection laws, data protection and privacy laws, cyber resilience laws, AI laws, usury laws, environmental, climate change, and sustainability laws and requirements, laws governing state trust charters, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Bank Service Company Act, the Bank Secrecy Act, the USA Patriot Act, the United Kingdom ("U.K."). Money Laundering Regulations, the U.K. Proceeds of Crime Act, the U.K. Criminal Finances Act, the U.K. Sanctions and Anti-Money Laundering Act, the U.K. Economic Crime and Corporate Transparency Act, the European Union ("E.U.") Anti-Money Laundering Directives, the Internal Revenue Code, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act, the Community Reinvestment Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Securities Exchange Act of 1934, the Investment Advisors Act of 1940 (the "1940 Act"), anti-corruption laws including the U.S. Foreign Corrupt Practices Act of 1977 (the "FCPA") and the U.K. Bribery Act 2010 (the "U.K. Bribery Act"), the rules and regulations of the Financial Industry Regulatory Authority ("FINRA"), the Securities and Exchange Commission ("SEC"), the Federal Financial Institutions Examination Council ("FFIEC"), the Consumer Financial Protection Bureau ("CFPB"), the Financial Conduct Authority in the U.K. ("FCA"), the Central Bank of Ireland in the Republic of Ireland ("CBI"), the Commission de Surveillance du Secteur Financier in Luxembourg ("CSSF"), the Jersey Financial Services Commission in Jersey, Channel Islands ("JFSC") and state financial services regulators (including enforcement of state cybersecurity laws). The compliance of our solutions with these and other applicable laws and regulations depends on a variety of factors, including the manner in which our clients use them. In some cases, we are directly subject to regulatory oversight and examination. In other cases, our clients are contractually, or as a matter of law, responsible for determining what is required of them under applicable laws and regulations and utilize our solutions to achieve compliance with those laws and regulations. In some cases, we may be required to support our clients in achieving compliance with certain laws and regulations by virtue of the services that we provide to them. For example, under the E.U. Digital Operational Resilience Act ("DORA"), which came into force in January 2025, our E.U. financial entity clients require us, as a designated "critical third-party provider" of information and communication technology services, to contract with and manage our relationships with them (and, where applicable, our relationships with critical third-party technology vendors in our supply chain) in accordance with the requirements of DORA. Failure to support our clients in achieving compliance with DORA and similar global regulatory regimes may cause us to lose revenue or clients and/or result in damage to our reputation, and may also attract scrutiny from regulators. In any event, the failure of our solutions to comply with applicable laws and regulations may result in suspension or revocation of permission-based regulatory licenses, restrictions on our ability to provide those solutions, the imposition of civil fines and/or criminal penalties, loss of client trust, and/or reputational damage. Further, regulatory authorities have the power to, among other things, enjoin "unsafe or unsound" practices, require affirmative actions to correct any violation or practice, issue administrative orders that can be judicially enforced and direct the sale of subsidiaries or other assets. We may be adversely affected by increased regulatory scrutiny or related negative publicity.

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

•Privacy and Data Protection. The Company is subject to an increasing number of privacy and data protection laws, regulations and directives globally, including the General Data Protection Regulation ("GDPR") in the E.U., the California Consumer Privacy Act ("CCPA") as amended by the California Privacy Rights Act ("CPRA"), and various consumer privacy acts in other U.S. states that have followed, the Gramm-Leach-Bliley Act ("GLBA"), the Fair Credit Reporting Act ("FCRA"), and the Health Insurance Portability and Accountability Act ("HIPAA") in the United States; the U.K.'s General Data Protection Regulation ("U.K. GDPR") and Data Protection Act 2018; the General Personal Data Protection Act ("LGPD") in Brazil; the China Personal Information Protection Law ("PIPL"); and the Japanese Act on the Protection of Personal Information ("APPI") (referred to collectively as "Privacy Laws"). Many of these Privacy Laws place restrictions on the Company's ability to efficiently transfer, access and use personal data across its business. The legislative and regulatory landscape for privacy and data protection continues to evolve.

Our financial institution clients operating in the U.S. are required to comply with privacy regulations imposed under the GLBA and numerous similar state laws. GLBA and those state laws place restrictions on the use of non-public personal information. All financial institutions must disclose detailed privacy policies to their customers and offer them the opportunity to direct the financial institution not to share information with third parties. The regulations under GLBA, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. As a provider of solutions to financial institutions, we are required to comply with the Privacy Laws and are bound by the same limitations on disclosure of the information received from our clients as apply to the financial institutions themselves. A determination that there have been violations of Privacy Laws could expose us to significant damage or compensation awards, fines and other penalties that could, individually or in the aggregate, materially harm our business and reputation. Certain operations of the Company are also subject to newer, comprehensive, U.S. state-level privacy laws that provide consumers with additional data protection rights, including the right to be informed about the personal information collected by third parties and the use of that personal information, and which also impose obligations on companies in connection with the use of personal information.

The Company is subject to the E.U.’s GDPR, which applies to all organizations processing the personal data of individuals in the E.U., regardless of where such organization is based. The GDPR has heightened our privacy and data protection compliance obligations, impacted our businesses' collection, processing and retention of personal data and imposed stricter standards for reporting personal data breaches.

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

•Money Transfer. Our cash access and money transmission business is a Canadian FINTRAC-regulated Money Services Business (MSB) and a Payment Service Provider (PSP) and is governed by federal or national regulations, including but not limited to the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (PCMLTFA) which is overseen by FINTRAC and requires MSBs to implement an AML compliance program (including appointing a compliance officer), conduct KYC and customer due diligence, and maintain records and report suspicious transactions, large cash transactions, and electronic funds transfers, and the Retail Payment Activities Act (RPAA) which is administered by the Bank of Canada and applies to PSPs performing retail payment activities (e.g., holding end-user funds, processing payments), which requires registration and adherence to operational risk and safeguarding standards. This business may also be subject to provincial, state or other local licensing requirements, which have been obtained where applicable, and the Company has processes for monitoring changing legal and regulatory requirements.

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

Our consumer-facing businesses are subject to federal and state consumer protection laws governing unfair, deceptive or abusive acts or practices ("UDAAP").

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

•Digital Operational Resilience. In November 2025, the European Supervisory Authorities ("ESAs") designated the Company as a Critical Third-Party Provider ("CTPP") of Information and Communication Technology ("ICT") Services under DORA. This designation places us under the direct supervision and oversight of the ESAs with respect to DORA compliance and the management of operational and cyber risks for our clients in the European financial sector.

•AI Regulation. Lawmakers and regulators around the world are considering legislation or rules to govern the use and deployment of AI. The EU AI Act, Regulation (EU) 2024/1689, is now in effect and has requirements for risk assessment, data quality, logging, transparency and restrictions on cognitive behavioral interference or automated decision making. In the U.S., Executive Orders have directed federal agencies to consider the risks and rewards of AI in forthcoming regulations. Many U.S. states have also considered legislation to regulate AI that may affect the Company or its business.

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

Human Capital Management

Employee Population

As of December 31, 2025, we had more than 44,000 employees, including over 27,000 employees principally employed outside of the U.S. None of our U.S. workforce currently is unionized. Approximately 2,000 of our employees, primarily in Brazil and Europe, are represented by labor unions or works councils as of December 31, 2025.

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

Corporate Culture

Our culture stems from embracing our corporate values as we work together to win as one team, lead with integrity and strive to "be the change" for our employees, clients and communities. Our culture is not just a set of values on a wall; it is a daily operating system. We embed behaviors, decision-making norms, and expectations into how we work, and we hold leaders accountable for modeling these behaviors consistently. Inclusion and belonging remain at the heart of our values. We foster a respectful, inclusive environment that enables innovation and collaboration, ensuring we deliver the best solutions for our clients and partners. The Chief Executive Officer and Chief People Officer regularly update our Board of Directors on human capital management and culture, reinforcing its strategic importance.

Culture is measurable, observable, and operational. We do not rely solely on lagging engagement scores. Instead, we use regular pulse surveys focused on specific topics that matter most. This approach gives us real-time insight into colleague sentiment, enabling leaders to respond quickly and make informed decisions that strengthen trust, alignment, and a supportive work environment.

Talent Management

Our employees are primary stakeholders in our success, and we place a strategic priority on developing talent and creating an environment where individuals can thrive. Our approach is future-focused and designed to equip leaders and teams with the skills needed to enable business growth and exceed client expectations.

Our talent development program provides an enterprise-wide, systematic foundation for career development tied to learning paths that enable skills development. Traditional leadership programs are being replaced by customized, digital-first development experiences tailored to individual needs. We will offer micro-learning, peer coaching, and customized development opportunities that meet leaders where they are, when they need it. Our learning roadmap, ‘Building Our Leaders of Tomorrow,’ is supported by self-paced online resources, virtual instructor-led sessions, and targeted programs for high-potential and senior leaders. We engage in executive-level succession planning and provide extensive opportunities to apply for open roles within our organization. Our talent development practices are underpinned by a comprehensive talent planning and feedback culture. We have moved beyond annual performance ratings to a model built on clarity and continuous feedback. Employees benefit from clear goals, real-time coaching, and shared accountability, ensuring they understand what success looks like and how they are tracking throughout the year.

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

Risks Related to Our Business and Operations

Security breaches, privacy breaches, cyberattacks, unintentional disclosures of confidential information, breaches of third party service providers, service outages, or a failure to comply with information security laws or regulations, contractual provisions, or industry security requirements by us, our vendors, clients, or technology partners could harm our business by disrupting delivery of services, exposing sensitive or confidential information, or damaging our reputation, any of which could result in a breach of one or more client contracts or regulatory investigations, enforcement actions, fines or litigation.

Cybersecurity is fundamental to our complex, global business. We and our vendors, service providers, technology partners, and clients electronically receive, process, store and transmit sensitive and confidential information of our business partners, clients and such clients' customers. We collect consumer personal data, such as names and addresses, Social Security Numbers, driver’s license numbers, financial account numbers, transactional history, cardholder data and payment history records. Such information is necessary to support our clients' transaction processing and to conduct our check authorization and collection businesses. We also collect personal data from our employees and contractors as necessary to support those relationships, comply with legal obligations, manage our workforce, and provide compensation and benefits. Our information systems and networks are dependent upon hardware, software, communication infrastructure and other technological components and services that are developed and managed by us or provided by third parties. These components require regular monitoring, patches, updates, or remediation of known or potential vulnerabilities. Implementation challenges in timely completing these tasks can lead to security vulnerabilities that expose us, our systems and data to potential compromise or interruption. Our information systems are also vulnerable to human error, including employees sending information to inadvertent recipients as well as employees inappropriately using AI tools, as well as malicious insider threats. Finally, the systems we rely on, which include hardware and software manufactured, developed or operated by third-party vendors and service providers, have in the past been subject to, and may in the future be subject to, cyberattacks or other security incidents due to employee error or malfeasance, software bugs, hardware malfunctions or other security vulnerabilities.

The uninterrupted trustworthy operation of information systems operated by us, our vendors and service providers, and other third parties, as well as the confidentiality of the customer or consumer information that resides on such systems, is critical to the successful operation of our Company. For that reason, compromises to the confidentiality, integrity or availability of our information systems or information are some of the principal operational risks we face as a provider of services to financial institutions and businesses. Like other such providers, we are a regular target of attempts to identify and exploit system vulnerabilities and/or penetrate or bypass our security measures to gain unauthorized access to our networks and systems. If we fail to maintain an adequate security infrastructure, adapt to emerging security threats (such as the use of AI by threat actors in furtherance of cyberattacks), the targeting of vendors who serve large numbers of customers for supply chain attacks, and business email compromises seeking fraudulent wire transfers regularly identify security vulnerabilities, prevent unauthorized access, identity theft or other cybersecurity risks (e.g., distributed denial of service, ransomware, and other cyberattacks), manage vendor or supply chain cybersecurity risks, adequately train users of our information systems, or implement sufficient security standards and technology to protect against security or privacy breaches, then the confidentiality, integrity or availability of the information we secure could be compromised. Unauthorized access to, or abuse of authorized access to, our computer systems or databases or our vendors' computer systems or databases could result in the theft or publication of confidential information and personal data, the deletion or modification of records, disruption of service delivery, installation of malware, and the potential need to pay ransom or otherwise cause interruptions in our operations. These issues could give rise to legal actions from clients and/or such clients' customers, regulatory investigations or enforcement activity, losses and expenses associated with such events, and damage to our reputation. Because we serve a diverse client base with different technology and service needs, we must continue to enhance our ability to manage the risks from the resulting diversity in potential security attacks.

FIS provides a number of systemically critical services, including the settlement of funds for financial institutions, other businesses and consumers and receives funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment, banking payments and check clearing that support consumers, financial institutions and other businesses. Attempted or successful targeting of these systems by attackers may result in interruption of services, misuse of account information, or unauthorized transfer of funds.

As a provider of services to financial institutions and businesses, we are bound by many of the same limitations on disclosure of the information we receive from clients that apply to the clients themselves. If we fail to comply with these regulations and industry security requirements, including those imposed by the payment card industry through its digital security standards and other rules, we could be exposed to damages from legal actions from clients and/or their customers, governmental proceedings, public disclosure and consumer notification requirements, and the imposition of significant fines or prohibitions on providing services. We operate in a highly regulated environment and are subject to a myriad of complex, evolving regulations and standards, including cybersecurity and privacy laws, regulations and industry standards. This environment imposes comprehensive data privacy compliance obligations in relation to our collection and use of data relating to an identifiable living individual or "personal data," including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit, as well as regulating cross-border transfers of personal data. In addition, if more restrictive privacy laws, data protection rules or industry security requirements are adopted in the future on the federal or state level, or by a non-U.S. jurisdiction in or from which we serve clients, or by a specific industry body, those changes could have an adverse impact on our Company through increased costs or by imposing changes or inefficiencies on business processes.

A material privacy or security incident would trigger SEC disclosure obligations and could trigger other applicable disclosure requirements under state-level or non-U.S. laws or regulations, or be disclosed publicly, even if there is no legally required disclosure. Incident disclosure may increase the risks of private lawsuits or government enforcement action related to incidents, increase attention from malicious actors, and lead to greater regulatory scrutiny. The occurrence of any such incidents, and the related responses (if any) by regulators or third parties, may result in adverse publicity and reputational harm to us.

If we are unable, or appear to be unable, to prevent cybersecurity or privacy breaches, we risk reputational damage. Our existing clients could lose confidence in our information systems and consequently choose to terminate their agreements with us. Such reputational harm could also inhibit our ability to attract new clients; potentially increase government, regulatory, or media scrutiny; or give rise to new regulatory requirements that adversely affect our ability to do business in one or more parts of the world.

If we fail to innovate or adapt our solutions to changes in technology or in the marketplace, or if our ongoing efforts to upgrade or implement our technology are not successful, we could lose clients, or our clients could lose customers, and we could have difficulty attracting new clients for our solutions.

The markets for our solutions are characterized by constant technological changes, frequent introductions of new solutions and evolving industry expectations. Our future success will be significantly affected by our ability to enhance our current solutions and develop and introduce new solutions and services that address the increasingly sophisticated needs of our clients and their customers. In addition, as more of our revenue and market demand shifts to software as a service ("SaaS"), business process as a service ("BPaaS"), cloud, and new emerging technologies, the need to keep pace with rapid technology changes becomes more acute. These initiatives carry the risks associated with any new solution development effort, including cost overruns, delays in delivery and implementation, and performance issues. There can be no assurance that we will be successful in developing, marketing and selling new solutions or enhancements that meet these changing demands. If we are not successful in these efforts, we could lose clients, or our clients could lose customers, and we could have difficulty attracting new clients for our solutions. Any of these developments could have an adverse impact on our future revenue and/or business prospects.

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

A significant portion of our revenue is derived from transaction processing fees. The global transaction processing industries depend heavily upon the overall level of consumer, business and government spending. Any change in economic factors, including a sustained deterioration in general economic conditions or consumer confidence, particularly in the U.S., or inflation and increases in interest rates in key countries in which we operate may adversely affect consumer spending, consumer debt levels and payment card usage, and as a result, adversely affect our financial performance by reducing the number or average purchase amount of transactions that we service. In addition, the direct and indirect effects of geopolitical conflicts, such as the Russia-Ukraine war and conflicts in the Middle East, have adversely affected global economic activity and transaction processing volumes. Worsening, or future, geopolitical conflicts could materially adversely affect global economic activity and our transaction volumes in the future.

When there is a slowdown or downturn in the economy, a drop in stock market levels or trading volumes, or an event that disrupts the financial markets, our business, financial condition or results of operations may suffer for a number of reasons. Customers may react to worsening conditions by reducing or delaying their capital expenditures in general or by specifically reducing or delaying their information technology spending. Additionally, credit card issuers may reduce credit limits and become more selective in their card issuance practices, which would lower purchase volumes. In addition, customers may seek to curtail trading operations or to lower their costs by renegotiating vendor contracts. Moreover, competitors may respond to market conditions and attempt to lure away our customers by lowering prices on existing solutions or by offering new, lower-cost solutions. Any further protective trade policies or actions taken by the U.S. may also result in other countries reducing, or making more expensive, services permitted to be provided by U.S.-based companies. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on our business, financial condition or results of operations.

Our business, financial condition or results of operations could be adversely affected by business interruptions, errors or failures in connection with our or third-party information technology and communication systems and other software and hardware used in connection with our business, or by design errors in the software solutions we offer, or more generally, by the unavailability of third-party services that we need to operate our business effectively.

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

There has been, and may continue to be, consolidation activity in the banking and financial services industry. In addition, certain financial institutions that experienced negative operating results, including some of our clients, have failed, leading to further consolidation. These consolidations, including those spurred by failures, reduce our number of potential clients and may reduce our number of existing clients, which could adversely affect our revenue, even if the events do not reduce the aggregate activities of the consolidated entities. Further, if our clients or our partners across any of our businesses fail, merge with or are acquired by other entities that are not our clients or our partners, or that use fewer of our services, they may discontinue or reduce use of our services. It is also possible that larger financial institutions resulting from consolidations would have greater leverage in negotiating terms or could decide to perform in-house some or all of the services we currently provide or could provide. Any of these developments could have an adverse effect on our business, financial condition or results of operations.

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

The Consumer Financial Protection Bureau ("CFPB") continues to update and enforce rules and regulations for regulating financial and non-financial institutions and providers to those institutions to ensure adequate protection of consumer privacy and to ensure consumers are not impacted by deceptive business practices, as well as to provide examination and supervisory authority over consumer reporting agencies, including ChexSystems. These rules and regulations govern our clients or potential clients and also govern certain of our businesses. These regulations have resulted, and may further result, in the need for us to make capital investments to modify our solutions to facilitate our clients' and potential clients' compliance, as well as to deploy additional processes or reporting to comply with these regulations. In the future, we may need to incur additional expenses to ensure continued compliance with applicable laws and regulations and to investigate, defend and/or remedy actual or alleged violations. Further, requirements of these regulations have resulted, and could further result, in changes in our business practices, our clients' business practices and those of other marketplace participants that may alter the delivery of services to consumers, which have impacted, and could further impact, the demand for our solutions and services, as well as alter the types or volume of transactions that we process on behalf of our clients. As a result, these requirements, or proposed or future requirements, could have an adverse impact on our financial condition, revenue, results of operations, prospects for future growth and overall business.

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

Portions of FIS' European operations are in scope for regulatory oversight by European Supervisory Agencies (ESAs) as defined by DORA. FIS' designation as a Critical Third-Party Provider under DORA subjects us to additional and new regulatory oversight processes in the E.U. These changes could result in increased costs to compliance.

Other countries are also developing regulatory frameworks that govern critical third-party providers to the financial services sector, which may result in increased costs of compliance. For example, in the U.K., HM Treasury has powers to designate critical third-party providers to the financial services sector, subjecting them to additional regulatory oversight and obligations regarding reporting, incident management and testing.

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

Moreover, the legislative and regulatory landscape continues to evolve, and we expect that it may cover alternative payment types, including digital and crypto currencies. The regulatory environment for crypto assets, stablecoins, and digital currencies is rapidly evolving, with increased oversight from U.S. agencies such as the SEC, CFTC, and FinCEN, as well as global counterparts. Recent developments, including the European Union’s Markets in Crypto-Assets (MiCA) regulation, U.S. legislation such as the GENIUS Act, and other legislative initiatives, signal a trend toward increased oversight, more robust compliance obligations, and a move toward harmonized global standards. FIS closely monitors regulatory changes, to ensure any existing or new business models, product offerings, and risk and compliance programs adapt to new regulatory requirements. Any failure to comply with such laws and regulations could expose us to liability, regulatory scrutiny and/or reputational damage. Financial crimes laws may be interpreted and applied inconsistently from country to country and may impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, including associated recordkeeping costs, or could require us to change our business practices in a manner adverse to our business.

Further, our business may be constrained by current and future laws and regulations governing the development, use and deployment of AI (including machine learning) technologies. These laws and regulations are continuously and rapidly evolving, and there is no single global regulatory framework for AI, creating further uncertainties regarding compliance with such laws and regulations. As a result, our ability to leverage AI could be restricted by burdensome and costly regulatory requirements.

Additionally, in some markets in which we operate, our clients require us to support them in achieving compliance with increasingly complex and prescriptive regulatory requirements relating to digital operational resilience. For example, under DORA, our E.U. financial entity clients require us, as a designated Critical Third-Party Provider of information and communication technology services, to contract with and manage our relationships with such clients (and, where applicable, our relationships with other critical third-party technology vendors in our supply chain) in accordance with the requirements of DORA. Failure to support our clients in achieving compliance with DORA and similar global regulatory regimes may cause us to lose revenue, clients, and/or result in damage to our reputation, and may also attract scrutiny from regulators.

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

The Company is subject to numerous global privacy, data protection, cybersecurity, cyber resilience, and AI laws and regulations, which are continuing to change in ways that impose increasingly complex and costly compliance obligations on us and that have had, and are expected to continue to have, a significant impact on our operations. Failure to comply with applicable data protection laws, as well as new and evolving laws and regulations in these areas, could result in significant penalties, damage to our reputation, and loss of business. Additionally, a breach of applicable data protection laws may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions). We have incurred, and will continue to incur, costs to comply with these evolving laws and regulations. There are several additional laws being considered by state legislatures, the U.S. Congress, and governments around the world. As a result, we expect that a more substantial effort to comply with varying regimes in different jurisdictions will continue to be necessary in the future, which has the potential to further increase the cost and complexity of our business. Moreover, privacy, data protection, cybersecurity, cyber resilience, and AI laws may be interpreted and applied inconsistently from country to country and may impose inconsistent or conflicting requirements. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance and associated recordkeeping costs or require us to change our business practices in a manner adverse to our business and to incur additional costs. Since we are subject to the supervision of relevant data protection authorities under multiple legal regimes, we could be fined under those regimes independently in respect of the same breach. Data localization requirements in evolving privacy, data protection, cybersecurity, cyber resilience, and AI laws could also increase the cost and alter the approach to housing data around the world. In addition, our businesses are increasingly subject to laws and regulations relating to digital transformation, surveillance, encryption, and data onshoring in the jurisdictions in which we operate. For example, through requirements established under DORA and Network and Information Security Directive 2, Directive (EU) 2022/2555, (NIS2), E.U. regulators are increasingly seeking to mitigate cyber threats and enhance digital resilience within the financial and technological ecosystem through new regulations targeting the provision of critical third-party technology services. Compliance with these laws and regulations may require us to change our technology for information security, operational infrastructure, policies, and procedures, which could be time-consuming and costly and may result in additional regulatory burdens for the Company. Furthermore, compliance with these laws and regulations may indirectly impact us in circumstances where we act as a third-party service provider to clients, who are themselves subject to these laws and regulations and who will expect us to take appropriate steps to support them in achieving compliance.

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

BRICS countries are working to reduce their reliance on the U.S. dollar and Western financial infrastructure due to sanctions, wars, and tariffs. BRICS is an international organization currently comprised of 11 countries, including Brazil, Russia, India, China, South Africa, Saudi Arabia, Egypt, United Arab Emirates, Ethiopia, Indonesia, and Iran. Intelligence sources, along with peer assessments and other observers, suggest that cyber actors from some of the BRICS countries may conduct attacks on payment infrastructure, including third-party fintech services, to undermine trust in the Western financial infrastructure.

Misappropriation of and infringement on our intellectual property and proprietary rights, or a finding that our patents are invalid, could impair our competitive position.

Our ability to compete depends in some part upon our proprietary solutions and technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our solutions or to obtain and use information that we regard as proprietary or challenge the validity of our patents with governmental authorities. In addition, use of AI technologies may result in the release of confidential or proprietary information which could limit our ability to protect, or prevent us from protecting, our intellectual property rights. Policing unauthorized use of our proprietary rights is difficult. We cannot make any assurances that the steps we have taken will prevent misappropriation of, or infringement upon, technology or that the agreements entered into for that purpose will be enforceable. Effective patent, trademark, service mark, copyright, and trade secret protection may not be available in every country in which our applications and services are made available. Misappropriation of our intellectual property or potential litigation concerning such matters could have an adverse effect on our business, financial condition or results of operations. As we increase our international business, we are subject to further risks of misappropriation of, or infringement on, our intellectual property in countries which have laws that are less protective of intellectual property or are enforced in a less protective manner.

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

The regulatory landscape surrounding AI is evolving quickly, and the jurisdictions in which we operate are increasingly implementing new, complex and sometimes conflicting compliance requirements. For instance, the E.U. AI Act imposes a number of requirements (some of which took effect in August 2025 and will take effect in August 2026 and August 2027) that differ depending on the type and use of a particular AI system, but which will at a minimum include extensive documentation and transparency requirements. Meanwhile, several U.S. states have adopted AI-specific frameworks or are considering applying existing consumer and data protection laws to regulate AI. These regulatory changes introduce additional risks, including the possibility of failing to meet compliance obligations, which could result in substantial fines, penalties or other regulatory actions.

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

We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, banking payments and check clearing that supports consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties, the facilitation of the payment and the detection or prevention of fraudulent payments. A compromise of our continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments has resulted, and could in the future result, in a financial loss to us. Furthermore, if one of our clients, for which we facilitate settlement, defaults on settlement or suffers a fraudulent event due to a deficiency in their controls, then we may suffer a financial loss if the client does not have sufficient capital to cover the loss.

Our business is subject to the risks of international operations, including movements in foreign currency exchange rates.

Our international operations represented approximately 23% of our total 2025 revenue and are largely conducted in currencies other than the U.S. Dollar, including the British Pound Sterling, Euro, Swedish Krona, Australian Dollar, Brazilian Real, Swiss Franc, Canadian Dollar and Indian Rupee. Our business, financial condition or results of operations could be adversely affected due to a variety of factors, including the following:
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

In the event that we believe or have reason to believe that our employees, contractors or agents have or may have violated such laws, we may be required to investigate (or to have outside counsel investigate) the relevant facts and circumstances. Although we maintain multiple reporting channels in which employees, contractors and other individuals can report concerns without retaliation, detecting, investigating and resolving actual or alleged violations can be an extensive process and require a significant diversion of time, resources and attention from senior management. Further, we cannot assure that any such investigation will successfully uncover all relevant facts and circumstances. Any violation of the FCPA, the U.K. Bribery Act or other applicable anti-bribery or anti-corruption laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, and criminal or civil sanctions, penalties and fines, any of which could adversely affect our business, financial condition or results of operations.

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

Our global operations are susceptible to global events, including threats or acts of war, such as the Russia-Ukraine war and conflicts or tensions in the Middle East, threats or acts of terrorism, international conflicts, political instability, natural disasters, and power or communications failures. We are also susceptible to a widespread outbreak of an illness or other health issue or pandemic. These events can spread to different locations across the globe and can have an adverse effect on the global economy, reducing consumer and corporate spending upon which our revenue depends. Individual employees can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Some of our operations are in countries where the effects of a widespread illness could be magnified due to health care systems that are less well-developed than in the U.S. The occurrence of any of these events could have an adverse effect on our business, financial condition or results of operations.

The direct and indirect effects of climate change, including increased legal and regulatory requirements and stakeholder expectations, could adversely affect our business.

We are subject to dynamic, and sometimes conflicting, laws, regulations and other directives that govern a wide array of issues related to sustainability and we may be subject to increased costs, regulations, reporting or other requirements, standards or expectations regarding sustainability and climate change-driven impacts on our business. While we seek to mitigate our business risks associated with climate change, this may require us to incur substantial costs and some of these risks may persist. Changing market dynamics, global and domestic policy developments, heightened focus from governmental, media, community, industry and other stakeholders, and increasing frequency and impact of extreme weather events, such as flooding or windstorms, all have the potential to disrupt our business or the businesses of our customers, vendors and technology partners. Further, there is increased scrutiny, including by governments, regulators, investors, employees, clients and other stakeholders, on sustainability matters, which has resulted in new or additional legal and regulatory requirements and may require increased compliance and operational costs. In addition, if we fail or are perceived to fail to comply with applicable legal requirements and maintain practices that meet our stakeholders' evolving and potentially divergent expectations, it could harm our reputation, adversely affect our ability to attract and retain clients and expose us to increased scrutiny from investors and regulatory authorities. Any of these developments could adversely affect our business, financial condition or results of operations.

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

In addition, as we continue to implement our business strategy and transform the organization, cost-control initiatives have resulted in a reduced workforce and reduced capacity in some areas of our business. As we seek to implement these changes to improve efficiency, adjustments to reduced staffing levels may affect our ability to conduct our operations and other functions effectively. If we fail to effectively manage these organizational and/or strategic changes, our financial condition, results of operations and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed.

We are the subject of various legal proceedings that could have an adverse effect on us.

We are involved in various litigation matters, including from time-to-time class-action cases and patent infringement litigation. If we are unsuccessful in our defense of litigation matters, we may be forced to pay damages and/or change our business practices, any of which could have an adverse effect on our business, financial condition or results of operations.

Unfavorable resolution of tax contingencies or unfavorable future tax law changes could adversely affect our tax expense.

Our tax returns and positions are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense and could negatively impact our effective tax rate, financial position, results of operations and cash flows in the current and/or future periods. On December 15, 2022, the E.U. Member States formally adopted the E.U.’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development Pillar Two Framework that was supported by over 130 countries worldwide. A significant number of countries are also implementing similar legislation. We are monitoring developments, including in countries that have enacted legislation, and do not currently expect a material adverse impact to the financial statements. We will continue to evaluate Pillar Two legislation and other future tax law changes that could result in negative impacts. In addition, tax-law amendments in the U.S. and other jurisdictions could significantly impact how U.S. multinational corporations are taxed. Although we cannot predict whether or in what form such legislation will pass, if enacted it could have an adverse effect on our business, financial condition or results of operations.

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

Strategic acquisitions and divestitures we have made in the past (including the Issuer Solutions Acquisition and the 2026 Worldpay Minority Sale), and may make in the future, present significant risks and uncertainties that could adversely affect our business, financial condition, results of operations and cash flows. These risks include the following:
•difficulty in evaluating potential acquisitions, including the risk that our due diligence does not identify or fully assess valuation issues, potential liabilities, regulatory or legal non-compliance issues, or other acquisition risks;
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
•difficulty and expense in consolidating, integrating, and rationalizing IT infrastructure, integrating acquired software, and remediating regulatory or legal non-compliance in acquired entities;
•challenges in achieving strategic objectives, cost savings, revenue growth, and other benefits expected from acquisitions on the time frame anticipated or at all;
•risk that any strategic transaction has an adverse effect on existing business relationships with suppliers and customers, or costs or dis-sysnergies exceed expectations;
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
•risk that acquired companies are subject to new regulatory regimes or oversight where we have limited experience, which may result in additional compliance costs, remediation expenses, and potential regulatory penalties;
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

As of December 31, 2025, goodwill aggregated to $17.8 billion, or 53% of total assets, and intangible assets aggregated to $1.0 billion, or 3% of total assets. Current accounting rules require goodwill to be assessed for impairment at least annually or whenever changes in circumstances indicate potential impairment and require intangible assets with finite useful lives to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors that may be considered a change in circumstance include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. If worldwide or U.S. economic conditions decline significantly with prolonged negative impacts to bank spending and consumer behavior, or if other business or market changes significantly impact our outlook, then the remaining carrying amount of our goodwill and other intangible assets may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations. We will continue to monitor the fair value of our reporting units and other intangible assets as well as our market capitalization and the impact of any prolonged economic downturn on our business to determine the likelihood of impairment.

Risks Related to Our Indebtedness

Our existing debt levels and future levels under existing facilities and debt service requirements may adversely affect us, including our financial condition or business flexibility, and prevent us from fulfilling our obligations under our outstanding indebtedness.

As of December 31, 2025, we had total debt of approximately $13.1 billion. Our level of debt, or any increase in our debt level, could adversely affect our business, financial condition, operating results and operational flexibility, including as follows: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes; (ii) our debt level may limit operational flexibility and our ability to pursue business opportunities and implement certain business strategies; (iii) some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; (iv) we have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition and vulnerability to general adverse economic and industry conditions; (v) there are significant debt maturities or maturities that may need to be refinanced, potentially at higher rates; and (vi) failure to satisfy our obligations under our outstanding debt or failure to comply with the financial or other restrictive covenants contained in the indenture governing our senior notes or in our credit facilities could result in an event of default that could cause all of our debt to become due and payable, and cross-default provisions in our credit agreements could cause a default on one facility to trigger defaults across multiple financing arrangements, potentially accelerating repayment obligations beyond the initially defaulted facility.

On January 9, 2026, FIS incurred debt of approximately $7.7 billion to finance the cash portion of the Issuer Solutions Acquisition. Accordingly, the indebtedness of FIS and its subsidiaries following completion of the Issuer Solutions Acquisition is substantially greater than FIS' indebtedness prior to completion of the acquisition. FIS' substantially increased indebtedness could have the effect, among other things, of reducing FIS' flexibility to respond to changing business and economic conditions. In addition, the amount of cash required to pay interest on FIS' increased indebtedness levels will increase, and thus the demands on FIS' cash resources will be greater than the amount of cash flows required to service the indebtedness of FIS prior to the acquisition. The increased levels of indebtedness following completion of the acquisition could reduce funds available to engage in investments in product development, fund working capital, capital expenditures, acquisitions and other general corporate purposes, and may create competitive disadvantages for FIS relative to other companies with lower debt levels. If FIS does not achieve the expected benefits from the acquisition, then FIS' ability to service its indebtedness, and thereby reduce its leverage levels, may be adversely impacted.

We have exposure to fluctuations in the Euro-USD exchange rates, which could negatively affect our cost to service or refinance our Euro-denominated debt securities.

At December 31, 2025, the Company had outstanding approximately €3.4 billion aggregate principal amount of Euro-denominated senior notes and approximately €0.1 billion aggregate principal amount of Euro-denominated commercial paper, or the combined equivalent of approximately $4.1 billion aggregate principal amount. A vast majority of this EUR denominated indebtedness has been economically converted into USD through derivative instruments (see "Financial Instruments" in note 15 to the consolidated financial statements).

If our cash flows generated in foreign currencies are insufficient to settle our foreign currency denominated indebtedness, then we may need to exchange U.S. Dollars or funds in other currencies to make such payments, which could result in increased costs to us in the event of adverse changes in currency exchange rates. We have utilized and expect to continue to utilize foreign currency forward contracts and other hedges in an effort to mitigate currency risk, but we cannot make assurances that such hedging arrangements will be effective or will remain available to us on acceptable terms, or at all. In addition, we cannot predict economic and market conditions (including prevailing interest rates and foreign currency exchange rates) at the applicable times when our various series of Euro-denominated indebtedness are scheduled to mature, nor can we predict the impact of governmental monetary, trade or tax policy changes that could cause disproportionate foreign exchange rate movements. We cannot provide any assurance that we would be able to refinance any series of our Euro-denominated indebtedness on acceptable terms at any such time, all of which could have an adverse financial impact on us.

Rising interest rates could increase our borrowing costs.

Our exposure to market risk for changes in interest rates relates to our short-term commercial paper borrowings and revolving credit facilities. Interest rates have increased significantly from recent historical levels and may remain elevated for an extended period. In response to the current interest rate environment, we may need to rebalance our variable debt instruments, potentially increasing our reliance on certain facilities while reducing others. In the future, we may have additional borrowings under existing or new variable-rate debt. Increases in interest rates on variable-rate debt would increase our interest expense. A sustained higher interest rate environment could increase the cost of refinancing existing debt and incurring new debt, create challenges in accessing certain credit markets, and limit our flexibility in managing our debt portfolio composition, which could have an adverse effect on our financing costs and overall financial condition.

Credit ratings, if lowered below investment grade, would adversely affect our cost of funds and liquidity.

The Company maintains investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P BBB, Moody's Baa2, Fitch BBB), as well as its commercial paper program (S&P A-2, Moody's P-2, Fitch F2). Failure to maintain investment grade rating levels could adversely affect the Company's cost of funds and liquidity and access to certain capital markets but would not have an adverse effect on our ability to access our existing revolving credit facilities. Please note that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

Statement Regarding Forward-Looking Information

The statements contained in this Form 10-K or in our other documents or in oral presentations or other management statements that are not purely historical are forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, as well as other statements about our expectations, beliefs, intentions, or strategies regarding the future, or other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements include statements about anticipated financial outcomes, including any earnings outlook or projections, projected revenue or expense synergies or dis-synergies, business and market conditions, outlook, foreign currency exchange rates, deleveraging plans, expected dividends and share repurchases of the Company, the Company's sales pipeline and anticipated profitability and growth, plans, strategies and objectives for future operations, strategic value creation, risk profile and investment strategies, any statements regarding future economic conditions or performance and any statements with respect to the future impacts of the recently completed acquisition of the Issuer Solutions Business, which has been rebranded as FIS Total IssuingTM Solutions. These statements may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results or outlook, statements of outlook and various accruals and estimates. These statements relate to future events and our future results and involve a number of risks and uncertainties.

Forward-looking statements are based on management's beliefs as well as assumptions made by, and information currently available to, management.

Actual results, performance or achievement could differ materially from these forward-looking statements. The risks and uncertainties to which forward-looking statements are subject include the following, without limitation:
•changes in general economic, business and political conditions, a recession, intensified or expanded international hostilities, acts of terrorism, fluctuation in rates of inflation or interest, effects of announced or future tariff increases and any resulting regulatory changes in global trade relations and changes in consumer or business confidence;
•changes in either or both the United States and international lending, capital and financial markets or currency fluctuations;
•the risk that acquired businesses, including FIS Total IssuingTM Solutions, will not be integrated successfully, will not provide the expected benefits, or that the integration will be more costly or more time-consuming and complex than anticipated;
•the risk that cost savings and synergies anticipated to be realized from acquisitions, including the Issuer Solutions Acquisition, may not be fully realized or may take longer to realize than expected or that costs may be greater than anticipated;
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
•risks associated with managing pension cost, cybersecurity issues, IT outages experienced;
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
•fraud by bad actors; and

•other risks detailed elsewhere in the "Risk Factors" section and other sections of this report, and in our other filings with the SEC.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Cybersecurity Risk Management and Strategy

Cybersecurity is fundamental to FIS' complex, global business. As part of our business, FIS and its vendors, technology partners, and clients electronically receive, process, store and transmit a wide range of confidential information, including sensitive customer information and consumer personal data. Our operations extend to managing payment systems, cash access and prepaid card systems. Cyberattacks on information technology systems and the vendors and technological supply chain they rely on continue to grow in frequency, complexity and sophistication. This is a trend we expect to continue. Cyberattacks have garnered significant attention from individuals, businesses, governmental entities and the media drawing the focus of a large ecosystem of criminal threat actors. The objectives of these cyberattacks include, among other outcomes, gaining unauthorized access to systems to disrupt operations, steal information, seek ransom payments from victims, perpetrate financial fraud, or sell stolen information. Perpetrators of cyberattacks attempt to exploit technical, human, social, and organizational vulnerabilities to gain unauthorized access. There is a growing trend of identifying and exploiting vulnerabilities in widely used technologies or vendor systems, allowing a single compromise or failure to extend unauthorized access to numerous systems. We have also noted increasing trends of targeting payment systems, including credit, debit, and prepaid card systems, for purposes of eliciting unauthorized or fraudulent transactions.

FIS takes actions to assess, identify, and manage risks from cybersecurity threats to our information systems and those of our vendors and technology partners. A significant focus of our ongoing efforts is how we identify these vulnerabilities and prevent and respond to cyberattacks. Our processes include the activities of the FIS Cyber Fusion Center, which provides 24x7x365 cybersecurity threat monitoring and response for both incoming threats and outbound data flows. They also include structured defense-in-depth initiatives, such as perimeter security, remote access security, endpoint security, application security, identity management, and data loss prevention. In addition, we engage in extensive information security training of our employees who use and access our information systems. Our process for identification and management of risks from cybersecurity threats includes regular communication with cyber experts, engagement of cybersecurity partners to review our systems, regular audits of our information security by third-party assessors and consultants, and regular interactions with vendors and technology partners to oversee and identify material risks associated with the information systems utilized by such persons.

Cybersecurity Governance

Our process of identifying and remediating cybersecurity risks has been integrated into our overall risk management system and processes. It is overseen by our Chief Information Security Officer and Chief Risk Officer, who report to our Board of Directors and its Risk and Technology Committee on a quarterly basis. The Chief Information Security Officer provides ongoing oversight for the management of cybersecurity risks across the firm leveraging a series of qualitative and quantitative risk assessment routines. Risk escalations are facilitated through the enterprise risk management framework, including the Company's Enterprise Risk Committee and the Board of Directors via the Risk and Technology Committee. Facilitated via regular updates on cybersecurity risk, our Board of Directors takes an active role in overseeing, managing, and setting risk tolerances for our cybersecurity program. Our Chief Information Security Officer has over 15 years of technology and cybersecurity experience, including previous senior leadership roles at major financial institutions and possesses industry certifications such as the Certified Information Systems Security Professional (CISSP). Additional leaders and key contributors composing the cybersecurity leadership team possess specific expertise, certifications, and previous work experience aligned to their assigned responsibilities. Our Enterprise Risk Committee, responsible for providing oversight for cybersecurity risks, is a cross-functional representation of senior leadership with requisite experience and expertise to provide risk oversight, including the Chief Risk Officer, Chief Legal Officer, Chief Technology Officer, Chief Information Officer, Chief Information Security Officer, Chief Audit Officer and other business leaders.

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

•The Company reviews all of its litigation on an ongoing basis and follows the authoritative guidance for accounting for contingencies when making accrual and disclosure decisions. A liability must be accrued if (a) it is probable that a liability has been incurred and (b) the amount of loss can be reasonably estimated. If one of these criteria has not been met, disclosure is required when there is at least a reasonable possibility that a material loss may be incurred. When assessing reasonably possible and probable outcomes, the Company bases decisions on the assessment of the ultimate outcome following all appeals. Legal fees associated with defending litigation matters are expensed as incurred.

See Note 18 to the consolidated financial statements for information about certain legal matters and indemnifications and warranties.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the ticker symbol "FIS." As of January 31, 2026, there were approximately 8,541 shareholders of record of our common stock.

In January 2026, the Board of Directors approved a quarterly dividend of $0.44 per share beginning with the first quarter of 2026. A regular quarterly dividend of $0.44 per common share is payable on March 24, 2026, to shareholders of record as of the close of business on March 10, 2026. We currently expect to continue to pay quarterly dividends at a target payout ratio consistent with our capital allocation strategy. However, the amount, declaration and payment of future dividends is at the discretion of the Board of Directors and depends on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

In January 2021, our Board of Directors approved a share repurchase program (the "2021 Repurchase Program") under which it authorized the Company to repurchase up to 100 million shares of our common stock. In August 2024, our Board of Directors approved a separate, incremental share repurchase program (the "2024 Repurchase Program") authorizing the repurchase of up to $3.0 billion in aggregate value of shares of our common stock. The Company exhausted its 2021 Repurchase Program in the first quarter of 2025. Repurchases under the 2024 Repurchase Program are made at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The 2024 Repurchase Program does not have an expiration date, and may be suspended for periods, amended or discontinued at any time. The Company repurchased approximately 18 million shares for an aggregate of $1.3 billion in 2025, inclusive of repurchases completed under the 2021 Repurchase Program, under which the Company repurchased approximately 1 million shares for an aggregate of $110 million in 2025. Approximately $1.8 billion remained available for repurchase under the 2024 Repurchase Program as of December 31, 2025. Following the closing of the Issuer Solutions Acquisition, the Company temporarily paused repurchases under this program and will resume at management's discretion, taking into account our target leverage ratio.

The following table summarizes the shares repurchased by the Company under the 2024 Repurchase Program during the three-month period ended December 31, 2025, and the number of shares remaining authorized for repurchase by the Company.

				Maximum number
				of shares that
			Total cost of shares	may yet be
			purchased as part of	purchased under
	Total number of		publicly announced	the plans or
	shares purchased	Average price	plans or programs	programs
Period	(in millions)	paid per share	(in millions)	(in millions)
October 1-31, 2025	1.4	$66.60	$92.0	2.0
November 1-30, 2025	1.6	$64.45	107.3	1.9
December 1-31, 2025	1.4	$66.57	91.6	1.8
	4.4		$290.9

The graph below compares Fidelity National Information Services, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Supercap Data Processing & Outsourced Services index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2020, to December 31, 2025.

	12/20	12/21	12/22	12/23	12/24	12/25

Fidelity National Information Services, Inc.	$100.00	$78.10	$49.63	$45.57	$62.42	$52.55
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P Supercap Data Processing & Outsourced Services	$100.00	$96.46	$80.48	$95.12	$101.49	$104.70
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following section discusses management's view of the financial condition and results of operations of FIS and its consolidated subsidiaries as of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024 and 2023, unless otherwise noted.

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

Business Trends and Conditions

Revenue Sources and Markets

Our revenue from continuing operations is primarily derived from a combination of technology and processing solutions, transaction processing fees, professional services and software license fees. While we are a global company and do business around the world, the majority of our revenue is generated by clients in the U.S. The majority of our international revenue is generated by clients in the United Kingdom, Germany, Canada, Australia, Switzerland, France, South Africa, the Netherlands and India. In addition, the majority of our revenue has historically been recurring under multi-year Banking and Capital Markets contracts that contribute relative stability to our revenue stream. These solutions, in general, are considered critical to our clients' operations. Professional services revenue is typically non-recurring, though recognition often occurs over time rather than at a point in time. Sales of software licenses are typically non-recurring with point-in-time recognition and are less predictable.

Economic Trends

We continue to experience relatively stable sales cycles and levels of client activity across our businesses. While inflation remains elevated on a multi‑year basis, recent inflation levels in our primary markets have moderated compared to the peak levels observed over the past several years. However, we have experienced, and continue to experience, significant cost increases from vendors, and market conditions limit our ability to fully offset these increases through pricing actions. Relatively high interest rates have had, and may continue to have, a negative impact on our interest expense. During 2024, we used a portion of the net proceeds from the 2024 Worldpay Sale to repay our borrowings under our commercial paper programs and reduce our long-term debt, which decreased our interest expense from previous levels. However, we incurred approximately $7.7 billion of new debt upon closing of the Issuer Solutions Acquisition, as further discussed in Note 1 to the consolidated financial statements, which will increase our interest expense in 2026. Given the volatility of exchange rates and the mix of currencies involved in both revenues and expenses, the direction and magnitude of future effects of currency fluctuations are uncertain. We continue to monitor the potential impacts of recently enacted and potential future tariff regimes in the U.S. and internationally. As of December 31, 2025, tariffs have not had a significant impact on our financial condition or results of operations.

2024 Worldpay Sale

The Company completed the 2024 Worldpay Sale on January 31, 2024, for cash consideration in a transaction valuing the Worldpay Merchant Solutions business at an enterprise value of $18.5 billion, including $1.0 billion of consideration contingent on the returns realized by Buyer exceeding certain thresholds. FIS will no longer receive the contingent consideration as a result of the completion of the 2026 Worldpay Minority Interest Sale, as discussed below. The net cash proceeds received by FIS at the closing were greater than $12 billion, net of estimated closing adjustments, debt restructuring fees, taxes and transaction costs. We used the proceeds from the 2024 Worldpay Sale in 2024 primarily to retire debt and repurchase shares, as well as for general corporate purposes. In connection with the 2024 Worldpay Sale, FIS and Worldpay entered into commercial agreements, preserving a key value proposition for clients of both businesses and minimizing potential dis-synergies. FIS and Worldpay also entered into additional agreements as described in Note 4 to the consolidated financial statements. Upon closing of the 2026 Worldpay Minority Interest Sale, the commercial and other agreements were amended and extended as also discussed in Note 4 to the consolidated financial statements. Following the 2024 Worldpay Sale, we accounted for our non-controlling 45% equity interest in Worldpay using the equity method of accounting, and our share of the net income of Worldpay was reported as Equity method investment earnings (loss), net of tax, in our consolidated statements of earnings (loss).

As a result of the 2024 Worldpay Sale, we recorded a cumulative loss on sale of $578 million during 2024. During 2024, we also recorded a cumulative tax benefit of $1.1 billion, primarily from the release of U.S. deferred tax liabilities that were not transferred in the 2024 Worldpay Sale, net of the then-estimated U.S. tax cost of the 2024 Worldpay Sale. See "2026 Worldpay Minority Interest Sale" below for a discussion of subsequent changes to our U.S. deferred tax liabilities arising from our agreement to sell our remaining interest in Worldpay.

2026 Worldpay Minority Interest Sale

As a result of the 2026 Worldpay Minority Interest Sale, we expect to recognize an estimated pre-tax gain of $2.2 billion in the first quarter of 2026, representing the excess of the net selling price over the estimated carrying value of the Worldpay equity method investment as of the date of closing, adjusted for the impact of our share of Worldpay's cumulative translation adjustments recorded in accumulated other comprehensive earnings (loss). The estimated gain remains subject to change based on customary post-closing purchase price adjustments and final determination of these amounts, and the final gain could differ materially from the current estimate.

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

Banking Industry Consolidation

We expect continued consolidation within the banking industry, primarily in the form of merger and acquisition activity among financial institutions, which generally increases competition among financial technology providers. However, consolidation resulting from specific merger and acquisition transactions may be beneficial to our business. When consolidations of financial institutions occur, merger partners often operate systems obtained from competing service providers. The newly formed entity generally makes a determination to migrate its core and payments systems to a single platform. When a financial institution processing client is involved in a consolidation, we may benefit if the client retains our solutions and expands the use of them following the consolidation to support the newly combined entity. Conversely, we may lose revenue if our solutions are not chosen to support the newly combined entity. It is also possible that larger financial institutions resulting from consolidation may have greater leverage in negotiating terms or could decide to perform in-house some or all of the solutions that we currently provide or could provide. We seek to mitigate the risks of consolidations by offering other competitive solutions to take advantage of specific opportunities at the surviving company.

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

Cybersecurity Threats and Solutions

Cyberattacks on information technology systems and the vendors and technological supply chain on which they rely continue to grow in frequency, complexity and sophistication, including the increasing use of AI by threat actors and the potential targeting of entities like FIS for the purposes of disruption of services or financial gain. Technical solutions that serve many customers are increasing targets of these kinds of attacks, including direct attacks on our supply chain partners, or our clients. This is a trend we expect to continue with widespread impacts. The continued growth in the frequency, complexity and sophistication of cyberattacks, coupled with the continued interconnection in the global technology ecosystem, present both a threat and an opportunity for FIS. Using expertise we have gained from our ongoing focus and investment, we have developed and we offer fraud, security, risk management and compliance solutions to target this growth opportunity in the financial services industry. We also use certain of these solutions to manage our own risks. See Item 1C for additional discussion of how the Company assesses, identifies, and manages cybersecurity risks.

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

During the years ended December 31, 2025 and 2024, we closed on two and three acquisitions, respectively, that were accounted for as business combinations, as discussed in Note 5 to the consolidated financial statements. We had no material business combinations, individually or in the aggregate, during the year ended December 31, 2023.

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

For our Banking and Capital Markets reporting units, we performed a qualitative annual assessment for 2023, 2024 and 2025 and concluded that it remained more likely than not that the fair values of these reporting units continued to exceed their respective carrying amounts. Given the substantial excess of fair value over carrying amounts, we believe the likelihood of obtaining materially different results based on a change of assumptions to be low.

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
Related-Party Transactions

We are a party to related-party agreements with Worldpay as discussed in Note 4 to the consolidated financial statements. In connection with the closing of the 2024 Worldpay Sale, we entered into several agreements with certain Worldpay entities and entered into additional agreements with Worldpay during 2024, as further described in Note 4 to the consolidated financial statements.

Consolidated Results of Operations

	Year ended December 31,			$ Change		% Change
				2025 vs	2024 vs	2025 vs	2024 vs
	2025	2024	2023	2024	2023	2024	2023
	(In millions)
Revenue	$10,677	$10,127	$9,831	$550	$296	5%	3%
Cost of revenue	(6,741)	(6,323)	(6,175)	(418)	(148)	7	2
Gross profit	3,936	3,804	3,656	132	148	3	4
Gross profit margin	37%	38%	37%
Selling, general and administrative expenses	(2,263)	(2,185)	(2,096)	(78)	(89)	4	4
Asset impairments	(18)	(52)	(113)	34	61	NM	NM
Other operating (income) expense, net - related party	(86)	(142)	—	56	(142)	(39)	NM
Operating income	1,741	1,709	1,447	32	262	2	18
Operating margin	16%	17%	15%
NM = Not meaningful

Revenue

Revenue for the year ended December 31, 2025, increased primarily due to recurring revenue growth in both the Banking and Capital Markets segments. Recurring revenue growth was driven by broad-based growth across the Banking portfolio, led by our core and digital and payments businesses, and by the implementation of new Capital Markets sales. Revenue growth for the year ended December 31, 2025, was partially offset by a decrease in our Corporate and Other segment primarily due to the divestiture of a non-strategic business during the first quarter of 2025. Revenue was not materially impacted by foreign currency movements versus the prior year period.

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

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue for the year ended December 31, 2025, increased primarily due to increased direct cost of revenue associated with higher transaction volumes and higher amortization of internally developed software. Gross profit for the year ended December 31, 2025, increased primarily driven by the profit associated with the revenue increases noted above. Gross profit margin for the year ended December 31, 2025, decreased as the cost of revenue increased faster than the pace of revenue due to higher amortization of internally developed software.

Cost of revenue for the year ended December 31, 2024, increased primarily due to increased infrastructure and labor expenses, which include costs to support the Worldpay transition services agreement ("TSA"). Gross profit margin for the year ended December 31, 2024, increased primarily due to operating leverage, continued cost management and increased higher-margin license revenue, partially offset by dis-synergies associated with the 2024 Worldpay Sale.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2025, increased primarily due to higher net personnel costs, including an increase in one-time severance costs incurred as part of our enterprise-wide cost savings initiatives, as well as an increase in the amortization of deferred commissions.

Selling, general and administrative expenses for the year ended December 31, 2024, increased primarily due to higher expenses relating to the separation of the Worldpay Merchant Solutions business, offset in part by lower labor costs.

Asset Impairments

There were no material asset impairments during the year ended December 31, 2025.

Asset impairments for the year ended December 31, 2024, related primarily to an estimated loss recorded on the expected sale of a non-strategic business.

Asset impairments for the year ended December 31, 2023, related primarily to the termination of certain internally developed software projects.

Operating Income and Operating Margin

The annual change in operating income and operating margin for the years ended December 31, 2025 and 2024, resulted from the revenue and cost variances noted above.

Other Operating (Income) Expense, Net - Related Party

As described in Note 4 to the consolidated financial statements, under the terms of the Worldpay TSA, during 2025 and 2024, the Company provided technology infrastructure, risk and security, accounting and various other corporate services to Worldpay. The income received for these services is recorded in Other operating (income) expense, net - related party, and the corresponding expenses are recognized in Cost of revenue and Selling, general and administrative expense in the consolidated statement of earnings (loss). Net TSA income decreased from 2024 to 2025 primarily as a result of winding down certain of the TSA services.

Total Other Income (Expense), Net

	Year ended December 31,			$ Change		% Change
				2025 vs	2024 vs	2025 vs	2024 vs
	2025	2024	2023	2024	2023	2024	2023
Other income (expense):	(In millions)
Interest expense, net	$(367)	$(250)	$(621)	$(117)	$371	(47)%	60%
Other income (expense), net	(198)	(162)	(164)	(36)	$2	NM	NM
Total other income (expense), net	$(565)	$(412)	$(785)	(153)	$373	NM	NM
NM = Not meaningful

The increase in interest expense, net during the year ended December 31, 2025, was primarily due to a decrease in interest income, which was higher during the year ended December 31, 2024, as a result of unused proceeds from the 2024 Worldpay Sale. Interest expense (net) for the year ended December 31, 2024, also included bridge facility fees incurred to secure funding for the Issuer Solutions Acquisition, as discussed in Note 1 to the consolidated financial statements.

The decrease in interest expense, net during the year ended December 31, 2024, was primarily due to a reduction in our outstanding borrowings under our commercial paper programs and senior notes using a portion of the net proceeds from the 2024 Worldpay Sale and increased interest income generated on the proceeds of the 2024 Worldpay Sale.

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

Other income (expense) for the year ended December 31, 2025, primarily included the impact of a $(108) million write-off of the contingent consideration included as part of the 2024 Worldpay Sale, which write-off was triggered by the 2026 Worldpay Minority Interest Sale agreement, and a change in fair value of interest rate swaps accounted for as economic hedges, each as discussed in Note 15 to the consolidated financial statements, as well as foreign currency transaction remeasurement losses.

Other income (expense) for the year ended December 31, 2024, included loss on extinguishment of debt of approximately $(174) million, as discussed in Note 14 to the consolidated financial statements.

Other income (expense) for the year ended December 31, 2023, primarily included losses from foreign currency transaction remeasurements and the impact of the change in fair value of interest rate swaps accounted for as economic hedges. See Note 15 to the consolidated financial statements for further discussion of the interest rate swaps.

Provision (Benefit) for Income Taxes

	Year ended December 31,			$ Change		% Change
				2025 vs	2024 vs	2025 vs	2024 vs
	2025	2024	2023	2024	2023	2024	2023
	(In millions)
Provision (benefit) for income taxes	$265	$362	$157	$(97)	$205	NM	NM
Effective tax rate	23%	28%	24%
NM = Not meaningful

The decrease in the effective tax rate for the year ended December 31, 2025, was predominately driven by comparatively lower income tax relating to foreign earnings in 2025, together with a decrease in 2025 income tax expense due to increased tax credits.

The increase in the effective tax rate for the year ended December 31, 2024, was predominately driven by increases to income tax relating to foreign earnings.

As described in Note 4 to the consolidated financial statements, the Company reflects its investor-level tax impact relating to equity method investments as a component of Equity method investment earnings (loss), net of tax in the consolidated statement of earnings (loss). Therefore, equity method investment earnings (loss) and the related investor-level tax are excluded from the calculation of FIS' annual effective tax rate.

Equity Method Investment Earnings (Loss)

	Year ended December 31,			$ Change		% Change
				2025 vs	2024 vs	2025 vs	2024 vs
	2025	2024	2023	2024	2023	2024	2023
	(In millions)
Equity method investment earnings (loss), net of tax	$(526)	$(145)	$—	$(381)	$(145)	NM	NM
NM = Not meaningful

As discussed in Note 1 to the consolidated financial statements, the Company completed the 2024 Worldpay Sale on January 31, 2024, retaining a non-controlling equity interest in Worldpay. Until the closing of the 2026 Worldpay Minority Interest Sale, we accounted for our 45% equity interest in Worldpay using the equity method of accounting. During the period from February 1, 2024, through December 31, 2025, our share of the net income of Worldpay is reported as Equity method investment earnings (loss), net of tax, in the consolidated statement of earnings (loss) and reflects FIS' investor-level tax impact on its investment in Worldpay. See Note 4 to the consolidated financial statements for summary Worldpay financial information.

Discontinued Operations

	Year ended December 31,			$ Change		% Change
				2025 vs	2024 vs	2025 vs	2024 vs
	2025	2024	2023	2024	2023	2024	2023
	(In millions)
Revenue	$—	$413	$4,859	$(413)	$(4,446)	(100)%	(92)%
Earnings (loss) from discontinued operations related to major classes of pre-tax earnings (loss)	$—	$179	$(5,549)	(179)	5,728	NM	NM
Loss on assets held for sale	$—	$—	$(1,909)	—	1,909	NM	NM
Loss on sale of disposal group	$—	$(578)	—	578	(578)	NM	NM
Provision (benefit) for income taxes	$—	$(1,062)	$(301)	1,062	(761)	NM	NM
Earnings (loss) from discontinued operations, net of tax attributable to FIS	$—	$663	$(7,157)	(663)	7,820	NM	NM
NM = Not meaningful

As discussed in Note 1 to the consolidated financial statements, the Company completed the 2024 Worldpay Sale on January 31, 2024. The results of the Worldpay Merchant Solutions business prior to the completion of the 2024 Worldpay Sale have been presented as discontinued operations.

For the year ended December 31, 2024, changes in each of the captions above from the prior year are a result of the 2024 Worldpay Sale.

For the year ended December 31, 2024, we recorded a loss on sale of the Worldpay disposal group of $578 million, including the impact of post-closing adjustments.

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

Banking Solutions

	Years ended December 31,			$ Change		% Change
				2025 vs	2024 vs	2025 vs	2024 vs
	2025	2024	2023	2024	2023	2024	2023
	(In millions)
Revenue	$7,285	$6,892	$6,743	$393	$149	6%	2%
Adjusted EBITDA	$3,165	$3,032	$2,908	133	124	4	4
Adjusted EBITDA margin	43.4%	44.0%	43.1%
Adjusted EBITDA margin basis points change	(60)	90

Year ended December 31, 2025, compared to 2024:

Revenue in our Banking segment increased 6% for the year ended December 31, 2025, driven primarily by recurring revenue, which grew 6% from broad-based growth across the portfolio, led by our core and digital and payments businesses.

Adjusted EBITDA increased year over year due to higher revenue. Adjusted EBITDA margin decreased year over year primarily due to unfavorable revenue mix.

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

Capital Market Solutions

	Years ended December 31,			$ Change		% Change
				2025 vs	2024 vs	2025 vs	2024 vs
	2025	2024	2023	2024	2023	2024	2023
	(In millions)
Revenue	$3,196	$2,979	$2,766	$217	$213	7%	8%
Adjusted EBITDA	$1,657	$1,519	$1,390	138	129	9	9
Adjusted EBITDA margin	51.8%	51.0%	50.3%
Adjusted EBITDA margin basis points change	80	70

Year ended December 31, 2025, compared to 2024:

Revenue in our Capital Markets segment increased 7% for the year ended December 31, 2025, driven primarily by recurring revenue which grew 6%, contributing 4% to the total segment revenue growth rate, largely from the implementation of new sales, favorable pricing and acquisitions. Non-recurring revenue contributed 2% to the segment revenue growth rate primarily due to increased license sales. Foreign currency movements contributed 1% to the segment revenue growth rate, primarily from movements in the Swedish Krona and Pound Sterling.

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

Corporate and Other

	Years ended December 31,			$ Change		% Change
				2025 vs	2024 vs	2025 vs	2024 vs
	2025	2024	2023	2024	2023	2024	2023
	(In millions)
Revenue	$196	$256	$322	$(60)	$(66)	(23)%	(20)%
Adjusted EBITDA	$(491)	$(415)	$(346)	(76)	(69)	18	20

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes other operating income recorded in connection with our TSA with Worldpay, as well as operations from certain non-strategic businesses.

Year ended December 31, 2025, compared to 2024:

Revenue in our Corporate and Other segment decreased 23% for the year ended December 31, 2025, primarily due to the divestiture of a non-strategic business during the first quarter of 2025.

Adjusted EBITDA decreased compared to the prior year primarily due to higher corporate costs, including a reduction in income from the Worldpay TSA recognized as a contra-expense.

Year ended December 31, 2024, compared to 2023:

Revenue in our Corporate and Other segment decreased 20% for the year ended December 31, 2024, due to the ramp down of non-strategic businesses.

Adjusted EBITDA decreased primarily due to the revenue impacts noted above, as well as higher costs due to dis-synergies associated with the 2024 Worldpay Sale.

Liquidity and Capital Resources

Cash Requirements

Our principal ongoing cash requirements include operating expenses, income taxes, debt service payments, capital expenditures, stockholder dividends, working capital and timing differences in settlement-related assets and liabilities and may include discretionary debt repayments, share repurchases and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings, including the capacity under our revolving credit facilities, the U.S. commercial paper program and the Euro-commercial paper program discussed in Note 14 to the consolidated financial statements.

As of December 31, 2025, the Company had $4,655 million of available liquidity, including $599 million of cash and cash equivalents and $4,056 million of capacity available under its revolving credit facilities. Approximately $329 million of cash and cash equivalents is held by our foreign entities. A portion of our domestic cash and cash equivalents relates to net deposits-in-transit, which are typically settled within a few business days. Debt outstanding totaled $13.1 billion, with an effective weighted average interest rate of 3.0%. We intend to continue to maintain investment-grade debt ratings.

We funded the Issuer Solutions Acquisition through a combination of approximately $7.7 billion of new debt drawn under a term facility, as discussed in Note 14 to the consolidated financial statements, and the 2026 Worldpay Minority Interest Sale. FIS expects to replace the Term Facility with new permanent financing in the form of senior notes to be issued based on market conditions. We expect our future cash paid for interest to increase from current levels as a result of financing the Issuer Solutions Acquisition.

We believe that our current level of cash and cash equivalents plus cash flows from operations will be sufficient to fund our operating cash requirements, capital expenditures and debt service payments for the next 12 months and the foreseeable future.
In January 2026, the Board of Directors approved a quarterly dividend of $0.44 per share beginning with the first quarter of 2026. A regular quarterly dividend of $0.44 per common share is payable on March 24, 2026, to shareholders of record as of the close of business on March 10, 2026. We currently expect to continue to pay quarterly dividends targeting dividend-per-share growth aligned to adjusted earnings per share growth. However, the amount, declaration and payment of future dividends are at the discretion of the Board of Directors and depend on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

In August 2024, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $3.0 billion in aggregate value of shares of our common stock (the "2024 Repurchase Program"). Repurchases under this program are made at management's discretion from time to time on the open market or in privately negotiated transactions and through Rule 10b5-1 plans. The repurchase program does not have an expiration date and may be suspended for periods, amended or discontinued at any time. The Company repurchased approximately 18 million shares for approximately $1.3 billion during 2025 inclusive of repurchases completed under our share repurchase program authorized in January 2021. Approximately $1.8 billion remained available for repurchase under the 2024 Repurchase Program as of December 31, 2025. Following the closing of the Issuer Solutions Acquisition, the Company temporarily paused repurchases under this program and will resume at management's discretion, taking into account our target leverage ratio.

Cash Flows from Operations

Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization and other non-cash items including asset impairments, loss on extinguishment of debt, and loss from equity method investment. Cash flows from operations were $2,608 million, $2,175 million and $2,078 million in 2025, 2024 and 2023, respectively. Cash flows from operations increased $433 million in 2025 and increased $97 million in 2024. The 2025 increase in cash flows from operations is primarily due to higher net earnings adjusted for non-cash items and improved working capital management.

Cash Flows from Investing

Our principal investing activity relates to capital expenditures for software (purchased and internally developed) and property and equipment. We invested approximately $989 million, $817 million and $780 million in capital expenditures (excluding purchases of certain hardware and software subject to financing or other long-term payment arrangements) during 2025, 2024 and 2023, respectively. We expect to continue investing in software and in property and equipment to support our business.

We also invest in acquisitions that complement and extend our existing solutions and capabilities and provide additional solutions to our portfolio, and we dispose of assets that are no longer considered strategic. In 2025 and 2024, we used approximately $573 million and $514 million, respectively, of cash (net of cash acquired) related to new acquisitions. In 2024, in connection with the 2024 Worldpay Sale, we received $12.8 billion in cash proceeds. In 2025 and 2024, we divested $1.4 billion and $3.1 billion in cash, cash equivalents and restricted cash, respectively, included in current assets held for sale at the date of sale. The 2025 and 2024 divestitures were included in current assets held for sale at the date of sale. While we expect to continue to invest in acquisitions as part of our strategy to add solutions to help win new clients and cross-sell to existing clients, after closing the Issuer Solutions Acquisition, the Company expects to limit further investment in acquisitions to accelerate deleveraging until it returns to its target leverage ratio.

During the years ended December 31, 2025 and 2024, we received distributions of $147 million and $47 million, respectively, from Worldpay recorded as investing cash flows. We received regular cash distributions from Worldpay pursuant to the terms of the Limited Liability Company Operating Agreement ("LLCA") described in Note 4 to the consolidated financial statements until the completion of the 2026 Worldpay Minority Interest Sale.

Cash flows from investing also occasionally include cash received or paid relative to other activities that are not regularly recurring in nature. In 2025 and 2024, we paid approximately $0 million and $8 million, respectively, of net cash related to the settlement of cross-currency interest rate swaps.

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

Contractual Obligations

FIS' long-term contractual obligations generally include its long-term debt, interest on long-term debt including the impact of accounting hedges, net coupon payments on undesignated interest rate swaps, lease payments on certain of its property and equipment and payments for certain purchase commitments and other obligations. See Notes 14, 15 and 16 to the consolidated financial statements for information on our long-term debt, financial instruments and operating leases, respectively. The following table summarizes FIS' other significant contractual obligations and commitments as of December 31, 2025 (in millions):

		Payments Due in
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Interest (1)	$2,372	$336	$439	$368	$1,229
Purchase commitments (2)	1,155	554	453	148	—
Interest rate swap net coupons (3)	559	112	223	171	53
Total	$4,086	$1,002	$1,115	$687	$1,282
(1)The amounts above include the impact of accounting hedges and assume that (a) applicable margins and commitment fees remain constant; (b) variable-rates in effect as of December 31, 2025, remain constant; (c) no refinancing occurs at debt maturity; (d) only mandatory debt repayments are made; (e) no new hedging transactions are effected; and (f) there are no future currency effects.
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

No other recently adopted accounting pronouncements or newly issued accounting pronouncements not yet effective during the fiscal year are expected to have a material impact on our consolidated financial statements or disclosures.

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

Our fixed-rate senior notes (as included in Note 14 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of December 31, 2025. The carrying value, excluding the fair value basis adjustments due to interest rate swaps described below and unamortized discounts, of our senior notes was $10.3 billion as of December 31, 2025. The fair value of our senior notes was approximately $9.7 billion as of December 31, 2025. The potential reduction in fair value of the senior notes from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to borrowings under our U.S. commercial paper program, Euro-commercial paper program and revolving credit facilities (as included in Note 14 to the consolidated financial statements) (collectively, "variable-rate debt"). As of December 31, 2025, our weighted-average cost of debt was 3.0% with a weighted-average maturity of 4.8 years; 77% of our debt was fixed rate, and the remaining 23% was variable-rate debt, inclusive of fair value basis adjustments due to interest rate swaps. A 100 basis-point increase in the weighted-average interest rate on our variable-rate debt would have increased our 2025 annual interest expense by $29 million. We performed the foregoing sensitivity analysis based solely on the outstanding balance of our variable-rate debt as of December 31, 2025. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on the outstanding balance of our variable-rate debt as of December 31, 2024, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $8 million.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. During the years ended December 31, 2025, 2024 and 2023, we generated approximately

$1,358 million, $1,267 million and $1,261 million, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Swedish Krona, Australian Dollar, Brazilian Real, Swiss Franc, Canadian Dollar and Indian Rupee. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the years ended December 31, 2025, 2024 and 2023 (in millions):

Currency	2025	2024	2023
Pound Sterling	$49	$43	$43
Euro	28	27	25
Swedish Krona	12	8	10
Australian Dollar	9	9	7
Brazilian Real	6	12	14
Swiss Franc	6	6	5
Canadian Dollar	6	3	2
Indian Rupee	5	5	6
Total increase or decrease	$121	$113	$112

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

Opinion on Internal Control Over Financial Reporting

We have audited Fidelity National Information Services, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings (loss), comprehensive earnings (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
February 24, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Fidelity National Information Services, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fidelity National Information Services, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings (loss), comprehensive earnings (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of income tax positions related to certain transactions

As discussed in Note 17 to the consolidated financial statements, the Company’s provision for income taxes for the year ended December 31, 2025 was $265 million. The Company has consolidated deferred tax liabilities, net of $1,188 million (including a valuation allowance of $914 million) as of December 31, 2025. The Company evaluates and measures uncertain tax positions taken or expected to be taken on tax returns and records liabilities for such positions that in its judgment may not be sustained, or only partially sustained, upon examination by taxing authorities.

We identified the evaluation of the Company’s income tax positions related to certain transactions as a critical audit matter. Specifically, complex and challenging auditor judgment, and the involvement of tax professionals with specialized skills and knowledge, was required to evaluate the Company’s interpretation and application of income tax regulations in both domestic and foreign jurisdictions for certain tax positions and to assess whether certain tax positions are more likely than not of being sustained upon examination.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s income tax process. This included certain controls related to the Company’s interpretation and application of domestic and foreign tax regulations and the evaluation of whether certain tax positions are more-likely-than-not of being sustained upon examination. We involved tax professionals with specialized skills and knowledge in domestic and certain foreign jurisdictions, who assisted in:

•    assessing the Company’s organization chart, intercompany documentation, and correspondence with third parties

•    evaluating the Company’s interpretation and application of domestic and foreign jurisdictional tax laws and regulations and the resulting determination of whether certain tax positions are more likely than not of being sustained upon examination, considering the specific facts and circumstances

•    performing an assessment of certain tax positions and comparing the results to the Company’s assessment.

/s/ KPMG LLP

We have served as the Company's auditor since 2004.

Jacksonville, Florida
February 24, 2026

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2025 and 2024
(In millions, except per share amounts)

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$599	$834
Settlement assets	515	479
Trade receivables, net of allowance for credit losses of $24 and $35, respectively	1,944	1,876
Other receivables	432	160
Receivables from related party	39	84
Prepaid expenses and other current assets	959	638
Current assets held for sale	—	1,115
Total current assets	4,488	5,186
Property and equipment, net	691	646
Goodwill	17,762	17,260
Intangible assets, net	959	1,318
Software, net	2,876	2,526
Equity method investment	3,681	3,858
Other noncurrent assets	1,710	1,749
Deferred contract costs, net	1,321	1,241
Total assets	$33,488	$33,784
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$2,097	$1,994
Settlement payables	549	500
Deferred revenue	957	902
Short-term borrowings	2,729	636
Current portion of long-term debt	1,284	968
Current liabilities held for sale	—	1,094
Total current liabilities	7,616	6,094
Long-term debt, excluding current portion	9,069	9,686
Deferred income taxes	1,215	863
Other noncurrent liabilities	1,686	1,441
Total liabilities	19,586	18,084
Equity:
FIS stockholders’ equity:
Preferred stock, $0.01 par value, 200 shares authorized, none issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.01 par value, 750 shares authorized, 636 and 633 shares issued as of December 31, 2025 and 2024, respectively	6	6
Additional paid in capital	47,317	47,129
(Accumulated deficit) retained earnings	(22,718)	(22,257)
Accumulated other comprehensive earnings (loss)	(504)	(364)
Treasury stock, $0.01 par value, 122 and 102 common shares as of December 31, 2025 and 2024, respectively, at cost	(10,202)	(8,816)
Total FIS stockholders’ equity	13,899	15,698
Noncontrolling interest	3	2
Total equity	13,902	15,700
Total liabilities and equity	$33,488	$33,784
See accompanying notes, which are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings (Loss)
Years Ended December 31, 2025, 2024 and 2023
(In millions, except per share amounts)

	2025	2024	2023
Revenue	$10,677	$10,127	$9,831
Cost of revenue	6,741	6,323	6,175
Gross profit	3,936	3,804	3,656
Selling, general and administrative expenses	2,263	2,185	2,096
Asset impairments	18	52	113
Other operating (income) expense, net - related party	(86)	(142)	—
Operating income	1,741	1,709	1,447
Other income (expense):
Interest income	24	101	92
Interest expense	(391)	(351)	(713)
Other income (expense), net	(198)	(162)	(164)
Total other income (expense), net	(565)	(412)	(785)
Earnings (loss) before income taxes and equity method investment earnings (loss)	1,176	1,297	662
Provision (benefit) for income taxes	265	362	157
Equity method investment earnings (loss), net of tax	(526)	(145)	—
Net earnings (loss) from continuing operations	385	790	505
Earnings (loss) from discontinued operations, net of tax	—	663	(7,153)
Net earnings (loss)	385	1,453	(6,648)
Net (earnings) loss attributable to noncontrolling interest from continuing operations	(3)	(3)	(3)
Net (earnings) loss attributable to noncontrolling interest from discontinued operations	—	—	(4)
Net earnings (loss) attributable to FIS	$382	$1,450	$(6,655)

Net earnings (loss) attributable to FIS:
Continuing operations	$382	$787	$502
Discontinued operations	—	663	(7,157)
Total	$382	$1,450	$(6,655)
Basic earnings (loss) per common share attributable to FIS:
Continuing operations	$0.73	$1.42	$0.85
Discontinued operations	—	1.20	(12.11)
Total	$0.73	$2.62	$(11.26)
Diluted earnings (loss) per common share attributable to FIS:
Continuing operations	$0.73	$1.42	$0.85
Discontinued operations	—	1.19	(12.11)
Total	$0.73	$2.61	$(11.26)
Weighted average common shares outstanding:
Basic	523	553	591
Diluted	525	555	591
Amounts in table may not sum or calculate due to rounding.
See accompanying notes, which are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
Years Ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Net earnings (loss)	$385	$1,453	$(6,648)
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustments	$283	$(216)	$586
Change in fair value of net investment hedges	(636)	353	(677)
Excluded components of fair value hedges	(115)	32	74
Reclassification of foreign currency translation adjustments to net earnings (loss) from discontinued operations	—	(134)	—
Share of equity method investment other comprehensive earnings (loss)	189	(42)	—
Other adjustments	(8)	(9)	1
Other comprehensive earnings (loss), before tax	(287)	(16)	(16)
Provision for income tax (expense) benefit related to items of other comprehensive earnings (loss)	147	(88)	116
Other comprehensive earnings (loss), net of tax	(140)	(104)	100
Comprehensive earnings (loss)	245	1,349	(6,548)
Net (earnings) loss attributable to noncontrolling interest	(3)	(3)	(7)
Comprehensive earnings (loss) attributable to FIS	$242	$1,346	$(6,555)
See accompanying notes, which are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2025, 2024 and 2023
(In millions, except per share amounts)

			Amount
			FIS Stockholders
					(Accumulated	Accumulated
	Number of shares			Additional	deficit)	other
	Common	Treasury	Common	paid in	retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2022	630	(39)	$6	$46,735	$(15,011)	$(360)	$(4,192)	$8	$27,186
Issuance of restricted stock	1	—	—		—	—		—	—
Exercise of stock options	—	—	—	40	—	—	—	—	40
Purchases of treasury stock	—	(9)	—	—	—	—	(510)	—	(510)
Treasury shares held for taxes due upon exercise of stock awards	—		—	—	—	—	(22)	—	(22)
Stock-based compensation	—	—	—	153	—	—	—	—	153
Cash dividends declared ($2.08 per share) and other distributions	—	—	—	—	(1,239)	—	—	(9)	(1,248)
Other	—	—	—	5	—	—	—	—	5
Net earnings	—	—	—	—	(6,655)	—	—	7	(6,648)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	100	—	—	100
Balances, December 31, 2023	631	(48)	$6	$46,933	$(22,905)	$(260)	$(4,724)	$6	$19,056
Issuance of restricted stock	2	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	4	—	—	—	—	4
Purchases of treasury stock	—	(54)	—	—	—	—	(4,017)	—	(4,017)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(75)	—	(75)
Stock-based compensation	—	—	—	192	—	—	—	—	192
Cash dividends declared ($1.44 per share) and other distributions	—	—	—	—	(802)	—	—	(5)	(807)
Sale of Worldpay noncontrolling interest	—	—	—	—	—	—	—	(2)	(2)
Net earnings (loss)	—	—	—	—	1,450	—	—	3	1,453
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(104)	—	—	(104)
Balances, December 31, 2024	633	(102)	$6	$47,129	$(22,257)	$(364)	$(8,816)	$2	$15,700
Issuance of restricted stock	3	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	8	—	—	—	—	8
Purchases of treasury stock	—	(20)	—	—	—	—	(1,289)	—	(1,289)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(97)	—	(97)
Stock-based compensation	—	—	—	180	—	—	—	—	180
Cash dividends declared ($1.60 per share) and other distributions	—	—	—	—	(843)	—	—	(2)	(845)
Sale of Worldpay noncontrolling interest	—	—	—	—	—	—	—	—	—
Net earnings (loss)	—	—	—	—	382	—	—	3	385
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(140)	—	—	(140)
Balances, December 31, 2025	636	(122)	$6	$47,317	$(22,718)	$(504)	$(10,202)	$3	$13,902
(1)Excludes redeemable noncontrolling interest that is not considered equity. See Note 5, Virtus Acquisition, for additional information.
See accompanying notes, which are an integral part of these consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2025, 2024 and 2023 (In millions)

	2025	2024	2023
Cash flows from operating activities from continuing operations:
Net earnings (loss)	$385	$1,453	$(6,648)
Less earnings (loss) from discontinued operations, net of tax	—	663	(7,153)
Net earnings (loss) from continuing operations	385	790	505
Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,883	1,737	1,744
Amortization of debt issuance costs	37	20	29
Asset impairments	18	52	113
Loss on extinguishment of debt	—	174	—
Loss (gain) on sale of businesses, investments and other	119	62	97
Stock-based compensation	181	186	120
Loss from equity method investment	526	145	—
Deferred income taxes	(31)	(204)	(415)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	(246)	(94)	341
Receivable from related party	44	(84)	—
Settlement activity	14	2	(3)
Prepaid expenses and other assets	(135)	(205)	(155)
Deferred contract costs	(469)	(509)	(418)
Deferred revenue	64	31	29
Accounts payable, accrued liabilities, and other liabilities	218	72	91
Net cash provided by operating activities from continuing operations	2,608	2,175	2,078
Cash flows from investing activities from continuing operations:
Additions to property and equipment	(154)	(97)	(115)
Additions to software	(835)	(720)	(665)
Acquisitions, net of cash acquired	(573)	(514)	(202)
Net proceeds from sale of businesses and investments	—	12,833	45
Cash divested from sale of business	(1,417)	(3,150)	—
Settlement of net investment hedge cross-currency interest rate swaps	—	(8)	(20)
Coupon payments on interest rate swaps	(112)	(122)	(28)
Distributions from equity method investments	147	47	—
Other investing activities, net	(98)	(91)	(24)
Net cash provided by (used in) investing activities	(3,042)	8,178	(1,009)
Cash flows from financing activities from continuing operations:
Borrowings	55,428	25,430	93,087
Repayment of borrowings and other financing arrangements	(54,348)	(33,175)	(94,444)
Debt issuance costs	(30)	(6)	(3)
Net proceeds from stock issued under stock-based compensation plans	8	3	41
Treasury stock activity	(1,425)	(4,045)	(522)
Dividends paid	(847)	(800)	(1,231)
Purchase of noncontrolling interest	—	—	(173)
Other financing activities, net	35	43	(7)
Net cash provided by (used in) financing activities	(1,179)	(12,550)	(3,252)
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	208	(104)	2,257
Net cash provided by (used in) investing activities	—	(39)	(342)
Net cash provided by (used in) financing activities	—	(65)	(241)
Net cash provided by (used in) discontinued operations	208	(208)	1,674
Effect of foreign currency exchange rate changes on cash from continuing operations	58	(31)	5
Effect of foreign currency exchange rate changes on cash from discontinued operations	—	(32)	105
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,347)	(2,468)	(399)
Cash, cash equivalents and restricted cash, beginning of year	1,946	4,414	4,813
Cash, cash equivalents and restricted cash, end of year	$599	$1,946	$4,414
Supplemental cash flow information:
Cash paid for interest	$401	$396	$696
Cash paid for income taxes, net of refunds	$628	$488	$402
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

During the third quarter of the fiscal year 2023, the Company determined that the plan to dispose of Worldpay Merchant Solutions represented a strategic shift that would have a major impact on the Company's operations and financial results. As a result, the operating results of the Worldpay Merchant Solutions business prior to the closing of the 2024 Worldpay Sale, as well as subsequent adjustments for the resolution of related contingencies, have been reflected as discontinued operations and, as such, have been excluded from continuing operations and segment results.

On January 31, 2024, the Company completed the sale (the "2024 Worldpay Sale") of a 55% equity interest in its Worldpay Merchant Solutions business to private equity funds managed by GTCR, LLC (such funds, the "Buyer"). FIS retained a non-controlling 45% equity interest in a new standalone joint venture, Worldpay Holdco, LLC ("Worldpay"), following the closing of the 2024 Worldpay Sale. FIS' share of the net income (loss) of Worldpay is reported as Equity method investment earnings (loss), net of tax, in the consolidated statements of earnings (loss). The cash proceeds received by FIS, net of closing adjustments and transaction costs, are presented as investing cash flows within continuing operations in the consolidated statement of cash flows. See Note 4 for information regarding the Equity method investment earnings (loss), net of tax, for the period from February 1, 2024, through December 31, 2025.

On January 9, 2026, FIS completed its previously announced (i) acquisition of the Issuer Solutions business ("the "Issuer Solutions Business") from Global Payments Inc., ("Global Payments") ("the Issuer Solutions Acquisition") and (ii) sale of all of its equity interests in Worldpay (the "2026 Worldpay Minority Interest Sale"), pursuant to the transaction agreement (the "Transaction Agreement"), entered into on April 17, 2025, by and among FIS, Global Payments, Total System Services LLC, and Worldpay.

FIS acquired the Issuer Solutions Business from Global Payments in exchange for FIS' minority interest in Worldpay and approximately $7.7 billion in cash, which is equal to the difference between the purchase price payable by FIS in respect of the Issuer Solutions Business and the purchase price payable by Global Payments in respect of FIS' minority interest in Worldpay. The cash payment amount is subject to customary post-closing adjustments in respect of the respective purchase price for each of Worldpay and the Issuer Solutions Business.

The purchase price paid by Global Payments in respect of Worldpay was based on a $24.25 billion enterprise valuation of Worldpay, and the purchase price paid by FIS in respect of the Issuer Solutions Business was based on a $13.5 billion enterprise valuation of the Issuer Solutions Business, in each case, subject to customary adjustments for the cash, debt and working capital (relative to a target) of Worldpay and the Issuer Solutions Business, respectively, as of the closing of the transactions. We funded the Issuer Solutions Acquisition through a combination of approximately $7.7 billion of new debt and the 2026 Worldpay Minority Interest Sale.

We continued to account for our non-controlling 45% equity interest in Worldpay using the equity method of accounting through the closing date of the 2026 Worldpay Minority Interest Sale. Upon closing, we expect to recognize an estimated pre-tax gain of $2.2 billion based on the excess of the net selling price over the estimated carrying value of the Worldpay equity method investment as of the date of closing, adjusted for the impact of our share of Worldpay's cumulative translation adjustments recorded in accumulated other comprehensive earnings (loss). The estimated gain remains subject to change based on customary post-closing purchase price adjustments and final determination of these amounts, and the final gain could differ materially from the current estimate.

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

(a)Principles of Consolidation and Management Estimates

The consolidated financial statements include the accounts of FIS, its wholly-owned subsidiaries and subsidiaries that are majority-owned. Noncontrolling interests represent the minority shareholders’ share of the net earnings or loss and equity in consolidated subsidiaries. The Company’s noncontrolling interests presented in the consolidated statements of earnings (loss) includes net earnings (loss) attributable to noncontrolling interests. Noncontrolling interests are presented as a component of equity in the consolidated balance sheets. All intercompany profits, transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") and related rules and regulations of the U.S. Securities and Exchange Commission requires our management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. These estimates may change as new events occur and additional information is obtained. Future actual results could differ materially from these estimates. To the extent that there are differences between these estimates, judgments and assumptions and actual results, our consolidated financial statements will be affected.

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

The Company records restricted cash in captions other than Cash and cash equivalents in the consolidated balance sheets. The reconciliation between Cash and cash equivalents in the consolidated balance sheets and Cash, cash equivalents and restricted cash per the consolidated statements of cash flows is as follows (in millions):

	December 31,
	2025	2024
Cash and cash equivalents on the consolidated balance sheets	$599	$834
Merchant float from discontinued operations included in current assets held for sale (1)	—	1,074
Cash from discontinued operations included in current assets held for sale	—	38
Total Cash, cash equivalents and restricted cash per the consolidated statements of cash flows	$599	$1,946
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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for settlement assets and payables as well as short-term borrowings approximate their fair values because of their immediate or short-term maturities. The fair value of the Company's long-term debt is based on quoted prices of our senior notes and trades of our debt in close proximity to year end, which are considered Level 2-type measurements. The Company also holds, or has held, certain derivative instruments, specifically interest rate swaps, cross-currency interest rate swaps and foreign currency exchange forward contracts, which are also valued using Level 2-type measurements. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. The fair value of the contingent consideration from the 2024 Worldpay Sale, as discussed further in (d) Derivative Financial Instruments below, is based on unobservable inputs and assumptions with respect to the timing and level of returns that will be realized by the Buyer upon certain distribution events, which are considered Level 3-type measurements. As a result of these estimates, the value of financial instruments presented in the Company's consolidated financial statements may not necessarily be indicative of amounts the Company could realize or settle currently.

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

As part of the 2024 Worldpay Sale, the Company obtained the right to receive $1.0 billion of consideration contingent on the returns realized by the Buyer exceeding certain thresholds. The Company recognized this financial instrument as a derivative. As a result of the 2026 Worldpay Minority Interest Sale, Buyer’s returns will not exceed the thresholds necessary to earn this contingent consideration. See Note 15 for further information.

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

(f)Settlement Assets and Payables

The principal components of the Company's settlement assets and payables on the consolidated balance sheets are as follows (in millions):

	December 31,
	2025	2024
Settlement assets
Settlement deposits	$368	$353
Settlement receivables	147	126
Total Settlement assets	$515	$479

Settlement payables	$549	$500

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

(g)Contract Related Balances

The payment terms and conditions in our customer contracts may vary. In some cases, customers pay in advance of our delivery of solutions or services; in other cases, payment is due as services are performed or in arrears following the delivery of the solutions or services. Differences in timing between revenue recognition and invoicing result in accrued trade receivables, contract assets, or deferred revenue on our consolidated balance sheets. Trade receivables are accrued when revenue is recognized prior to invoicing but the right to payment is unconditional (i.e., only the passage of time is required). This occurs most commonly when software term licenses recognized at a point in time are paid for periodically over the license term. Contract assets result when amounts allocated to distinct performance obligations are recognized when or as control of a solution or service is transferred to the customer but invoicing is contingent on performance of other performance obligations or on completion of contractual milestones. Contract assets are transferred to trade receivables when the rights become unconditional, typically upon invoicing of the related performance obligations in the contract or upon achieving the requisite project milestone. Deferred revenue results from customer payments in advance of our satisfaction of the associated performance obligation(s) and relates primarily to prepaid maintenance or other recurring services. Deferred revenue is relieved as revenue is recognized. Contract assets and deferred revenue are reported on a contract-by-contract basis at the end of each reporting period. At December 31, 2025 and 2024, contract assets of $349 million and $220 million, respectively, are included in Prepaid expenses and other current assets and $233 million and $308 million, respectively are included in Other noncurrent assets on the consolidated balance sheets. Noncurrent deferred revenue is included in Other noncurrent liabilities as detailed in Note 13. Changes in the contract assets and deferred revenue balances for the years ended December 31, 2025 and 2024, were not materially impacted by any factors other than those described above. In some cases, signing bonuses are paid, or credits are offered, to customers in connection with the origination or renewal of customer contracts. These incentives are recorded as Other noncurrent assets on our consolidated balance sheets and amortized on a straight-line basis as a reduction of revenue over the lesser of the useful life of the solution or the expected customer relationship period for new contracts or over the contract period for renewal contracts.
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

(i)Impairment of Long-Lived Assets and Intangible Assets with Finite Useful Lives

Long-lived assets and intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset, which are Level 3-type measurements. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no significant impairments of long-lived assets or intangible assets with finite useful lives during the years ended December 31, 2025, 2024 and 2023.

(j)Intangible Assets

The Company has intangible assets that consist primarily of customer relationships and trademarks (i.e., a collective term for trademarks, trade names, and related intellectual property rights) that are recorded in connection with acquisitions at their fair value based on the results of valuation analyses. Customer relationships and trademarks acquired in business combinations are generally valued using the multi-period excess earnings method and relief-from-royalty method, respectively, which are Level 3-type measurements. Customer relationships are amortized over their estimated useful lives using an accelerated method that takes into consideration expected customer attrition rates up to a 10-year period. Trademarks with finite lives are amortized over periods ranging up to 10 years. Intangible assets with finite lives are reviewed for impairment following the same approach as long-lived assets.

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

See Note 10 for software asset impairment losses recognized during the years ended December 31, 2025, 2024 and 2023, and incremental software amortization expense recognized during the year ended December 31, 2023.

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

See Note 11 for deferred contract cost incremental amortization expense recognized during the year ended December 31, 2023.

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

(n)Income Taxes

The Company recognizes deferred income tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of using net operating loss ("NOL") and credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred income taxes of changes in tax rates and laws, if any, is reflected in the consolidated financial statements in the period enacted. A valuation allowance is established for any portion of a deferred income tax asset for which management believes it is more likely than not that the Company will not be able to realize the benefits of all or a portion of that deferred income tax asset. The Company has provided for residual income tax on unremitted earnings related to certain foreign subsidiaries based on the Company's cash management strategy including consideration of needs and uses as set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources." Certain of the Company's earnings are indefinitely reinvested offshore and could be subject to additional income tax if repatriated. It is not practicable to determine the unrecognized deferred tax liability on a hypothetical distribution of those earnings.

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

Taxes collected from customers and remitted to governmental authorities are not included in revenue. Postage fees associated with print and mail services are recognized gross of related expenses; postage costs are accounted for as a fulfillment cost and are included in cost of revenue.

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

(t)Foreign Currency Translation

Our functional currency is the U.S. dollar. The functional currency of each of our operating subsidiaries is generally the currency of the economic environment in which the subsidiary primarily does business. Our foreign subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars for consolidation purposes using the foreign exchange rates applicable to the dates of the financial statements. Generally, these consist of the exchange rates in effect at the balance sheet date for balance sheet accounts and the average exchange rates in effect during the relevant period for revenue and expense accounts. The adjustments resulting from the translation are included in Accumulated other comprehensive earnings (loss) in the consolidated statements of equity and consolidated statements of comprehensive earnings (loss) and are excluded from net earnings.

Gains or losses resulting from measuring foreign currency transactions into the respective functional currency are included in Other income (expense), net in the consolidated statements of earnings (loss).

(u)Net Earnings (Loss) per Share

The basic weighted average shares and common stock equivalents for the years ended December 31, 2025, 2024 and 2023, are computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net earnings (loss) and earnings (loss) per share for the years ended December 31, 2025, 2024 and 2023, are as follows (in millions, except per share data):

	Year ended December 31,
	2025	2024	2023
Net earnings (loss) from continuing operations attributable to FIS	$382	$787	$502
Net earnings (loss) from discontinued operations attributable to FIS	—	663	(7,157)
Net earnings (loss) attributable to FIS	$382	$1,450	$(6,655)
Weighted average shares outstanding-basic	523	553	591
Plus: Common stock equivalent shares	2	2	—
Weighted average shares outstanding-diluted	525	555	591
Net earnings (loss) per share-basic from continuing operations attributable to FIS	$0.73	$1.42	$0.85
Net earnings (loss) per share-basic from discontinued operations attributable to FIS	—	1.20	(12.11)
Net earnings (loss) per share-basic attributable to FIS	$0.73	$2.62	$(11.26)
Net earnings (loss) per share-diluted from continuing operations attributable to FIS	$0.73	$1.42	$0.85
Net earnings (loss) per share-diluted from discontinued operations attributable to FIS	—	1.19	(12.11)
Net earnings (loss) per share-diluted attributable to FIS	$0.73	$2.61	$(11.26)

The diluted net loss per share for the year ended December 31, 2023, did not include the effect of common stock equivalent shares of 2 million.

Options to purchase approximately 5 million, 7 million and 8 million shares of our common stock for the years ended December 31, 2025, 2024 and 2023, respectively, were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.

(v)Recent Accounting Guidance

Recently Adopted Accounting Guidance

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The ASU also introduces requirements for disaggregated disclosures of federal, state and foreign income tax expense and taxes paid. The amendments are effective for annual periods beginning after December 31, 2024, and should be applied prospectively, although retrospective application is permitted. The Company elected to adopt the amendments retrospectively for the annual period ending December 31, 2025, and expanded its disclosures around income taxes. See Note 17 for further information.

Recent Accounting Guidance Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the impact of adoption on our financial disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient that allows entities to assume conditions existing as of the balance sheet date remain unchanged over the life of the asset when estimating credit losses for current trade receivables and current contract assets arising from transactions accounted for under Topic 606. The amendments are effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual periods, with early adoption permitted. The amendments should be applied prospectively. The Company believes that adoption of this ASU will not have a material effect on the consolidated financial statements or related disclosures.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The ASU introduces targeted improvements intended to better align hedge accounting with an entity’s risk management activities, including expanded eligibility for certain hedging instruments, enhanced flexibility in designating hedged items, and clarifications for hedging strategies involving variable pricing and foreign currency risk. The amendments are effective for annual reporting periods beginning after December 15, 2026, and for interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of adoption on our consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the effects of this ASU on its consolidated financial statements and related disclosures.

(w)Certain Reclassifications

Certain reclassifications have been made in the 2024 and 2023 consolidated financial statements to conform to the classifications used in 2025 as described below.

•The Company revised the presentation of certain items within the consolidated statements of cash flows. Specifically, the Company reclassified Distributions from equity method investments to a separate line item within investing activities, which were previously included within other investing activities, net. This reclassification did not impact total cash flows from operating, investing, or financing activities. To conform to the current‑year presentation, prior‑period amounts have been reclassified where applicable.
•The Company elected to adopt ASU 2023-09 retrospectively for the annual period ending December 31, 2025, and updated the presentation of the reconciliation of the federal statutory income tax rate to the effective tax rate for all comparative periods presented. See Note 17.
•Origination and fulfillment costs from contracts with customers as shown in Note 11 have been recategorized. Prior-period amounts were reclassified to conform to the current-year presentation.

(3)Discontinued Operations

2024 Sale of 55% Equity Interest in Worldpay Merchant Solutions Business

As discussed in Note 1, the Company completed the 2024 Worldpay Sale on January 31, 2024. The results of the Worldpay Merchant Solutions business prior to the closing of the 2024 Worldpay Sale, as well as subsequent adjustments for the resolution of related contingencies, have been presented as discontinued operations. There were no earnings (loss) from discontinued operations during the year ended December 31, 2025.

The following table presents a reconciliation of the major components of Earnings (loss) from discontinued operations, net of tax, presented in the consolidated statements of earnings (loss), reflecting activity for the years ended December 31, 2025, 2024 and 2023 (in millions). The Company's presentation of earnings (loss) from discontinued operations excludes general corporate overhead costs that were historically allocated to the Worldpay Merchant Solutions business. Additionally, beginning

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
on July 5, 2023, the Company ceased amortization of long-lived assets held for sale in accordance with FASB ASC Topic 360, Property, Plant and Equipment.

	2025	2024	2023
Major components of earnings (loss) from discontinued operations before income taxes:
Revenue	$—	$413	$4,859
Cost of revenue	—	(73)	(1,662)
Selling, general, and administrative expenses	—	(158)	(1,992)
Asset impairments	—	—	(6,844)
Interest income (expense), net	—	3	27
Other, net	—	(6)	63
Earnings (loss) from discontinued operations related to major components of pre-tax earnings (loss)	—	179	(5,549)
Loss on assets held for sale	—	—	(1,909)
Loss on sale of disposal group	—	(578)	—
Earnings (loss) from discontinued operations	—	(399)	(7,458)
Provision (benefit) for income taxes	—	(1,062)	(301)
Earnings (loss) from discontinued operations, net of tax, attributable to FIS	$—	$663	$(7,157)

During the year ended December 31, 2023, we recorded a $1.9 billion loss on assets held for sale related to the Worldpay Merchant Solutions reporting unit to reduce its carrying value to its estimated fair value less estimated costs to sell, primarily as a result of the exclusion of certain deferred tax liabilities that were not expected to be transferred in the transaction. This amount was subsequently updated until the closing of the 2024 Worldpay Sale.

As a result of the 2024 Worldpay Sale, during the year ended December 31, 2024, we recorded a loss on sale of disposal group of $578 million, including the impact of post-closing adjustments. We also recorded a cumulative tax benefit of $1.1 billion in connection with the 2024 Worldpay Sale, primarily from the release of U.S. deferred tax liabilities that were not transferred in the 2024 Worldpay Sale, net of the estimated U.S. tax cost that the Company expects to incur as a result of the 2024 Worldpay Sale.

Additionally, as part of the 2024 Worldpay Sale, the Company obtained the right to receive up to $1.0 billion of consideration contingent on the returns realized by the Buyer exceeding certain thresholds ("2024 Worldpay Sale contingent consideration"). The Company recognized this financial instrument as a derivative. As a result of the 2026 Worldpay Minority Interest Sale, Buyer’s returns will not exceed the thresholds necessary to earn this contingent consideration. See Note 15 for further information.

(4)Equity Method Investment

As discussed in Note 1, the Company completed the 2024 Worldpay Sale on January 31, 2024, retaining a non-controlling equity interest in Worldpay. We account for our 45% minority ownership in Worldpay using the equity method of accounting. Beginning on February 1, 2024, the Company's share of the net income of Worldpay and our investor-level tax impact is reported as Equity method investment earnings (loss), net of tax, in the consolidated statements of earnings (loss). During the years ended December 31, 2025, and 2024 we received distributions of $147 million and $47 million, respectively.

As also discussed in Note 1, on January 9, 2026, FIS completed its previously announced sale of its remaining equity interests in Worldpay for a pre-tax amount of $5.8 billion, net of transaction fees and other costs. We continued to account for our non-controlling 45% equity interest in Worldpay using the equity method of accounting through the closing date of the transactions. As a result of the 2026 Worldpay Minority Interest Sale, we expect to recognize an estimated pre-tax gain of $2.2 billion in the first quarter of 2026, representing the excess of the net selling price over the estimated carrying value of the Worldpay equity method investment as of the date of closing, adjusted for the impact of our share of Worldpay's cumulative translation adjustments recorded in accumulated other comprehensive earnings (loss). The estimated gain remains subject to

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
change based on customary post-closing purchase price adjustments and final determination of these amounts, and the final gain could differ materially from the current estimate.

Summary Worldpay financial information is as follows (in millions):

		Eleven months
	Year ended	ended
Statement of Earnings (Loss)	December 31, 2025	December 31, 2024
Revenue	$5,476	$4,732
Gross profit	$2,687	$2,422
Earnings (loss) before income taxes	$(434)	$(342)
Net earnings (loss) attributable to Worldpay	$(496)	$(444)
FIS share of net earnings (loss) attributable to Worldpay, net of tax (1)	$(526)	$(145)

(1)For the year ended December 31, 2025, and eleven months ended December 31, 2024, this amount is net of $(307) million and $67 million, respectively, of investor-level tax benefit (expense), as well as intra-entity eliminations for timing differences between the Company and Worldpay's recognition of profits and losses on related-party transactions. The investor-level tax for the year ended December 31, 2025, includes $383 million of expense related to an increase to our deferred tax liability. This remeasurement resulted from our agreement to sell our remaining interest in Worldpay, which constituted a change in our intent to hold the investment for the long term, as well as our best estimate of the ordinary versus capital characterization of the expected proceeds. In accordance with the provisions of ASC 740, the deferred tax liability recognized in connection with our Worldpay equity method investment reflects the difference between the investment's current book value and its tax basis. As discussed in Note 1, the 2026 Worldpay Minority Interest Sale was completed on January 9, 2026, and the tax due will be based on the excess of sales proceeds over the tax basis and a number of other factors, including the valuation of assets held in Worldpay, how the form of the transaction was effectuated and the final purchase price allocation. The continued assessment of these factors and their potential impact on the ordinary versus capital characterization of the expected proceeds could result in a material change to the realizability of the deferred tax assets for U.S. capital loss carryforwards and the final tax computed on the sale.

	December 31,
Balance Sheet	2025	2024
Current assets	$8,744	$8,126
Noncurrent assets	$15,642	$15,834
Current liabilities	$6,643	$5,979
Noncurrent liabilities	$9,419	$9,321
Noncontrolling interest	$—	$1

Continuing Involvement with Discontinued Operations and Related-Party Transactions

We have continuing involvement with Worldpay, primarily through our remaining interest, a transition services agreement ("TSA"), and various other commercial agreements. Under the terms of the TSA, the Company is procuring certain third-party services on behalf of Worldpay and providing technology infrastructure, risk and security, accounting and various other corporate services to Worldpay for a period of up to 24 months after January 31, 2024, subject to a six-month extension, and Worldpay is providing various corporate services to the Company, allowing us to maintain access to certain resources transferred in the 2024 Worldpay Sale. Effective upon the closing of the 2026 Worldpay Minority Interest Sale (the "Closing"), the TSA was amended to extend the term until June 30, 2027, subject to further extension for a period of up to 24 months following the Closing. Several of the commercial agreements between FIS and Worldpay were also amended to extend their services to Global Payments upon the Closing. The TSA and commercial agreement amendments also provide for certain annual purchase commitments.

Third-party pass-through costs of $63 million and $159 million, during the year ended December 31, 2025 and eleven months ended December 31, 2024, respectively, were incurred under the TSA, and were netted against the equal and offsetting reimbursement amounts due from Worldpay. Additionally, during the years ended December 31, 2025 and eleven months ended December 31, 2024, net TSA services income of $86 million and $142 million were recognized in Other operating (income) expense, net - related party, with approximately two-thirds of the corresponding expense recorded in Cost of revenue and the remainder recorded in Selling, general and administrative expense in the consolidated statements of earnings (loss). Revenue earned during the year ended December 31, 2025 and eleven months ended December 31, 2024, from various commercial services provided to Worldpay was $187 million and $140 million, respectively. Under our former short-term employee leasing agreement ("ELA") with Worldpay, there were no pass-through costs during the year ended December 31,

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
2025, and $247 million of pass-through costs were incurred and netted against the equal and offsetting reimbursement amounts due from Worldpay during the eleven months ended December 31, 2024, respectively.

For the year ended December 31, 2025, and eleven months ended December 31, 2024, we collected net cash of $414 million and $704 million, respectively, related to the ELA, TSA and commercial agreements with Worldpay. As of December 31, 2025 and 2024, we recorded a receivable of $39 million and $84 million, respectively, in Receivable from related party on the consolidated balance sheet in connection with the TSA and commercial agreements. Under the TSA and commercial agreements, amounts are generally invoiced monthly in arrears and are payable by electronic transfer within 30 days of invoice. As of December 31, 2025 and 2024, we also recorded other payables to Worldpay of $24 million and $25 million, respectively, in Accounts payable, accrued and other liabilities on the consolidated balance sheet. These amounts are generally payable within 30 days.

Prior to the 2024 Worldpay Sale, the Company issued standby letters of credit and made parental guarantees (collectively "Guarantees") in the ordinary course of its business to various counterparties on behalf of certain former subsidiaries included in the 2024 Worldpay Sale, including a guarantee of a liability that a Worldpay subsidiary owes to the former owners of Worldpay Group plc (the "CVR Liability"). Effective upon the closing of the 2026 Worldpay Minority Interest Sale, FIS and Worldpay agreed to maintain these Guarantees through December 31, 2026, affording Worldpay time to arrange for alternatives to the Guarantees. Worldpay’s aggregate amount of borrowing capacity under the standby letters of credit guaranteed by FIS was $294 million and $273 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, there were no amounts drawn under the standby letters of credit. As of December 31, 2025 and 2024, Worldpay’s CVR liability due on October 12, 2027, was $378 million. There is no limitation to the maximum potential future payments under the other remaining Guarantees, and such maximum potential amount of future payments under the other remaining Guarantees cannot be estimated due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each agreement. As of December 31, 2025, there are no amounts drawn under any of the Guarantees. In the event a Worldpay subsidiary were to default on a performance obligation covered by the Guarantees, the Company could be required to make payment or be subject to claims; however, in any such case, Worldpay is required under the terms of the agreement governing the 2024 Worldpay Sale to fully reimburse and indemnify the Company. The Company considers the likelihood of incurring a loss under the Guarantees to be remote, and no amounts have been accrued with respect to these Guarantees.

(5)Acquisitions

Issuer Solutions Acquisition

As discussed in Note 1, on January 9, 2026, FIS completed its previously announced acquisition of the Issuer Solutions Business from Global Payments by acquiring 100% of the Issuer Solutions Business equity pursuant to the Transaction Agreement. The Issuer Solutions Business, which was later rebranded as "FIS Total IssuingTM Solutions," is a global payments technology and financial services provider specializing in issuer processing and a wide range of payment solutions for financial institutions. The Issuer Solutions Acquisition is expected to strengthen FIS’ banking and capital markets solutions by complementing FIS' existing processing capabilities while also extending its suite of payment products.

Upon the terms and subject to the conditions set forth in the Transaction Agreement, FIS acquired the Issuer Solutions Business from Global Payments in exchange for FIS' $5.8 billion interest, net of taxes and other costs, in Worldpay and approximately $7.7 billion in cash. The cash payment amount is subject to customary post-closing adjustments in respect of the respective purchase price for each of Worldpay and the Issuer Solutions Business. FIS also converted certain outstanding Global Payments equity awards into corresponding equity awards with respect to shares of FIS common stock pursuant to an exchange ratio in the transaction agreement designed to maintain the intrinsic value of the applicable award immediately prior to conversion. FIS funded the cash portion of the transaction consideration through borrowings of $7.7 billion under senior unsecured term loans as part of the term facility entered into on May 1, 2025.

The Company will account for the acquisition as a business combination and will recognize the assets acquired and liabilities assumed at their fair value as of January 9, 2026. Due to the timing of the acquisition being after our fiscal year-end, and the amount of assets acquired and liabilities assumed, our initial accounting is incomplete and the Company is not yet able to disclose the provisional amounts to be recognized as of the acquisition date for assets acquired and liabilities assumed and other disclosures. The Company expects to provide preliminary purchase price allocation information as part of FIS’ Form 10-Q for the quarter ending March 31, 2026.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
2025 Business Combinations

During the year ended December 31, 2025, the Company completed the acquisition of two businesses for total consideration, net of cash acquired, of $587 million, consisting of initial cash payments of $572 million, net of cash acquired, and $15 million in estimated fair value of contingent consideration. These acquisitions were recorded as business combinations. The results of operations and financial position of the acquisitions are included in the consolidated financial statements subsequent to the closing of each acquisition. We recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values, consisting primarily of $163 million in customer relationships and $85 million in software assets. The Company also recorded $328 million of goodwill for the residual amount by which the purchase price exceeded the fair value of the net assets acquired. The purchase price allocations are provisional as of December 31, 2025, and the Company expects to finalize them as soon as practicable, but no later than one year from the respective acquisition dates.

2024 Business Combinations

During the year ended December 31, 2024, the Company completed acquisitions of three businesses for total cash consideration, net of cash acquired, of $515 million. These acquisitions were recorded as business combinations. The results of operations and financial position of the acquisitions are included in the consolidated financial statements subsequent to the closing of each acquisition. We recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values, consisting primarily of $87 million of customer relationships and $139 million of software assets. The Company also recorded $359 million of goodwill for the residual amount by which the purchase price exceeded the fair value of the net assets acquired. There were no significant business combinations, individually or in the aggregate, completed during 2023.

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

(6)Revenue

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue. The tables also include a reconciliation of the disaggregated revenue with the Company's reportable segments.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the year ended December 31, 2025 (in millions):

	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Primary Geographical Markets:
North America	$6,283	$1,916	$107	$8,306
All others	1,002	1,280	89	2,371
Total	$7,285	$3,196	$196	$10,677

Type of Revenue:
Recurring revenue:
Transaction processing and services	$5,412	$1,578	$146	$7,136
Software maintenance	389	607	2	998
Other recurring	309	99	1	409
Total recurring	6,110	2,284	149	8,543

Software license	176	499	—	675
Professional services	522	385	5	912
Other non-recurring	477	28	42	547
Total	$7,285	$3,196	$196	$10,677

For the year ended December 31, 2024 (in millions):

	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Primary Geographical Markets:
North America	$5,893	$1,839	$117	$7,849
All others	999	1,140	139	2,278
Total	$6,892	$2,979	$256	$10,127

Type of Revenue:
Recurring revenue:
Transaction processing and services	$5,146	$1,507	$207	$6,860
Software maintenance	362	576	2	940
Other recurring	244	62	3	309
Total recurring	5,752	2,145	212	8,109

Software license	196	431	1	628
Professional services	551	399	4	954
Other non-recurring	393	4	39	436
Total	$6,892	$2,979	$256	$10,127

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the year ended December 31, 2023 (in millions):

	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Primary Geographical Markets:
North America	$5,812	$1,712	$167	$7,691
All others	931	1,054	155	2,140
Total	$6,743	$2,766	$322	$9,831

Type of Revenue:
Recurring revenue:
Transaction processing and services	$4,981	$1,409	$276	$6,666
Software maintenance	364	531	2	897
Other recurring	227	53	4	284
Total recurring	5,572	1,993	282	7,847

Software license	131	369	8	508
Professional services	562	391	9	962
Other non-recurring	478	13	23	514
Total	$6,743	$2,766	$322	$9,831

Clients in the U.K., Germany, Australia, Switzerland, France, South Africa, the Netherlands and India accounted for the majority of the revenue from clients based outside of North America for all periods presented. No individual country outside of North America accounted for more than 10% of total revenue for the years ended December 31, 2025, 2024 and 2023.

Contract Balances

The Company recognized revenue of approximately $761 million, $728 million and $677 million, during the years ended December 31, 2025, 2024 and 2023, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2025, approximately $23.5 billion of revenue is estimated to be recognized in the future from the Company's remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This excludes the amount of anticipated recurring renewals not yet contractually obligated. The Company expects to recognize approximately 34% of our remaining performance obligations over the next 12 months, approximately another 25% over the next 13 to 24 months, and the balance thereafter.

(7)Property and Equipment

Property and equipment as of December 31, 2025 and 2024, consist of the following (in millions):

	2025	2024
Land	$29	$32
Buildings	429	439
Leasehold improvements	107	98
Computer equipment	1,479	1,404
Furniture, fixtures, and other equipment	95	110
	2,139	2,083
Accumulated depreciation and amortization	(1,448)	(1,437)
Total Property and equipment, net	$691	$646

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the years ended December 31, 2025, 2024 and 2023, the Company entered into financing arrangements of $84 million, $29 million and $53 million, respectively, for certain hardware and software purchases. The assets are included in Property and equipment, net, and Software, net, and the financing arrangements are classified as Long-term debt, on our consolidated balance sheets. Periodic payments are included in Repayment of borrowings and other financing arrangements on the consolidated statements of cash flows.

Depreciation and amortization expense on property and equipment totaled $177 million, $175 million and $165 million for the years ended December 31, 2025, 2024 and 2023, respectively.

(8)Goodwill

Changes in goodwill during the years ended December 31, 2025 and 2024, are summarized below (in millions).

	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Balance, December 31, 2023	$12,588	$4,363	$20	$16,971
Goodwill attributable to acquisitions	138	217	—	355
Foreign currency adjustments	(27)	(39)	—	(66)
Balance, December 31, 2024	12,699	4,541	20	17,260
Goodwill attributable to acquisitions	330	7	—	337
Foreign currency adjustments	51	114	—	165
Balance, December 31, 2025	$13,080	$4,662	$20	$17,762

For our Banking and Capital Markets reporting units, we performed a qualitative annual assessment for 2023, 2024 and 2025 and concluded that it remained more likely than not that the fair values of these reporting units continued to exceed their respective carrying amounts. Given the substantial excess of fair value over carrying amounts, we believe the likelihood of obtaining materially different results based on a change of assumptions to be low.

(9)Intangible Assets

Intangible assets as of December 31, 2025, consist of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships (1)	$2,464	$(1,617)	$847
Trademarks and other	224	(112)	112
Total Intangible assets, net	$2,688	$(1,729)	$959

Intangible assets as of December 31, 2024, consist of the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$6,296	$(5,056)	$1,240
Trademarks and other	148	(70)	78
Total Intangible assets, net	$6,444	$(5,126)	$1,318
(1)The decrease in cost and accumulated amortization of customer relationship intangible assets from the prior year was due to the completion of the amortization of assets acquired as part of the Company's 2015 SunGard acquisition and the subsequent removal of these fully amortized assets.

Amortization expense for intangible assets with finite lives was $609 million, $641 million and $467 million for the years ended December 31, 2025, 2024 and 2023, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Estimated amortization of intangible assets for the next five years is as follows (in millions):

2026	$255
2027	217
2028	189
2029	120
2030	32
Thereafter	120

(10)Software

Software as of December 31, 2025 and 2024, consists of the following (in millions):

	2025	2024
Software from acquisitions	$386	$880
Capitalized software development costs	3,614	3,151
Purchased software	689	605
	4,689	4,636
Accumulated amortization	(1,813)	(2,110)
Total Software, net	$2,876	$2,526

During the years ended December 31, 2025, 2024, and 2023, the Company entered into long-term payment arrangements of $72 million, $158 million, and $28 million, respectively, for certain purchased software. The related long-term payment obligations are classified as Other noncurrent liabilities, with the current portion recorded in Accounts payable, accrued and other liabilities, on our consolidated balance sheets. Periodic payments are included in Other investing activities, net, on the consolidated statements of cash flows.

During the year ended December 31, 2025, there were no material software asset impairments. During the years ended December 31, 2024 and 2023, the Company recorded $19 million and $81 million, respectively, of software asset impairments. During the year ended December 31, 2023, the Company recorded $18 million of incremental software amortization expense driven by the Company's platform modernization. Platform modernization included sunsetting certain technology platforms, which resulted in shortened estimated useful lives and accelerated amortization methods primarily impacting the associated assets over an approximate three-year period, beginning in the third quarter of 2021.

Amortization expense for software was $699 million, $585 million and $588 million for the years ended December 31, 2025, 2024 and 2023, respectively.

(11)Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of December 31, 2025 and 2024, consists of the following (in millions):

	2025	2024
Contract origination costs	$797	$754
Contract fulfillment costs on implementations in progress	225	229
Contract fulfillment costs on completed implementations	299	258
Total Deferred contract costs, net	$1,321	$1,241

For the years ended December 31, 2025, 2024 and 2023, amortization of deferred contract costs on completed implementations was $398 million, $336 million and $310 million, respectively.

During the year ended December 31, 2023, the Company recorded $6 million of incremental amortization expense related to deferred contract costs driven by the Company's platform modernization.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(12)Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities as of December 31, 2025 and 2024, consists of the following (in millions):

	2025	2024
Accrued salaries and incentives	$448	$445
Income taxes payable	—	279
Trade accounts payable	192	214
Derivatives	189	70
Taxes other than income tax	126	126
Accrued interest payable	104	117
Accrued benefits and payroll taxes	121	74
Operating lease liabilities	71	74
Related-party payables	24	25
Other accrued liabilities	822	570
Total Accounts payable, accrued and other liabilities	$2,097	$1,994

(13)Other Noncurrent Assets and Liabilities

Other noncurrent assets as of December 31, 2025 and 2024, consists of the following (in millions):

	2025	2024
Accrued accounts receivable and contract assets	$568	$606
Operating lease ROU assets (1)	231	230
Equity security investments	193	191
Customer inducements	140	162
Deferred compensation plan assets	159	161
Derivatives	283	120
Other	136	279
Total Other noncurrent assets	$1,710	$1,749

Other noncurrent liabilities as of December 31, 2025 and 2024, consists of the following (in millions):

	2025	2024
Derivatives	$819	$633
Operating lease liabilities (1)	178	177
Deferred compensation plan liabilities	163	151
Purchased software with long-term payment arrangements	98	146
Pensions	164	127
Deferred revenue	166	117
Other	98	90
Total Other noncurrent liabilities	$1,686	$1,441

(1)See Note 16 for information about operating leases.

Equity Security Investments

The Company holds various equity securities without readily determinable fair values. These securities primarily represent strategic investments made by the Company as well as investments obtained through acquisitions. Such investments totaled $193 million and $191 million at December 31, 2025 and 2024, respectively, and are included within Other noncurrent assets

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
on the consolidated balance sheets. The Company accounts for these investments at cost, less impairment, and adjusts the carrying values for observable price changes from orderly transactions for identical or similar investments of the same issuer. These adjustments are generally considered Level 2-type fair value measurements. The Company records realized and unrealized gains and losses on these investments as well as impairment losses, as Other income (expense), net on the consolidated statements of earnings (loss) and recorded net (losses) gains of $(3) million, $(5) million and $(48) million for the years ended December 31, 2025, 2024 and 2023, respectively, related to these investments. The net loss recorded for the 2023 period primarily relates to impairments. .

(14)Debt
Long-term debt as of December 31, 2025 and 2024, consisted of the following (in millions):

	December 31, 2025
		Weighted
	Stated	Average
	Interest	Interest		December 31,
	Rates	Rate (1)	Maturities	2025	2024
Fixed Rate Notes
Senior USD Notes	1.2% - 5.6%	3.6%	2026 - 2052	$6,094	$6,381
Senior Euro Notes	1.0% - 3.0%	3.0%	2027 - 2039	3,963	4,154
Senior GBP Notes	2.3% - 3.4%	6.6%	2029 - 2031	229	214
Revolving Credit Facility (2)		4.9%	2029	215	151
Incremental Revolving Credit Facility (3)			2027	—	—
Financing arrangements for certain hardware and software				116	66
Other (4)				(264)	(312)
Total long-term debt, including current portion				10,353	10,654
Current portion of long-term debt				(1,284)	(968)
Long-term debt, excluding current portion				$9,069	$9,686
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
(2)Interest on the Revolving Credit Facility is generally payable at Secured Overnight Financing Rate ("SOFR") plus an applicable margin of up to 1.625% and an unused commitment fee of up to 0.200%, each based upon the Company's corporate credit ratings. The weighted average interest rate on the Revolving Credit Facility excludes fees.
(3)Interest on the Incremental Revolving Credit Facility is generally payable at SOFR plus an applicable margin of up to 1.625% and an unused commitment fee of up to 0.200%, each based upon the Company's corporate credit ratings.
(4)Other includes the amount of fair value basis adjustments due to interest rate swaps (see further discussion below and in Note 15), unamortized debt issuance costs and unamortized non-cash bond discounts.

Short-term borrowings as of December 31, 2025 and 2024, consisted of the following (in millions):

	December 31, 2025
	Weighted
	Average
	Interest		December 31,
	Rate	Maturities	2025	2024
Euro-commercial paper notes ("ECP Notes")	2.2%	Up to 183 days	$117	$104
U.S. commercial paper notes ("USCP Notes")	4.0%	Up to 397 days	2,612	532
Total Short-term borrowings			$2,729	$636

The Company is a party to interest rate swaps that, prior to de-designation as fair value hedges during the quarter ended September 30, 2023, converted a portion of its fixed-rate debt to variable-rate debt. As a result of the de-designations, the final fair value basis adjustments recorded through the dates of de-designation as a decrease of the long-term debt are subsequently amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
term debt. The fair value basis adjustments reflected in Other in the long-term debt table above totaled $(192) million and $(228) million as of December 31, 2025 and 2024, respectively.

The Company is also party to fixed-for-fixed cross-currency interest rate swaps under which it agrees to receive interest in foreign currency in exchange for paying interest in U.S. dollars. These are designated as fair value hedges.

The Company has also entered into cross-currency interest rate swaps under which it agrees to receive interest in U.S. dollars in exchange for paying interest in a foreign currency. These are designated as net investment hedges. Although these cross-currency interest rate swaps are entered into as net investment hedges of its investments in certain of its non-U.S. subsidiaries, and not for the purpose of hedging interest rates, the benefit or cost of such hedges is reflected in interest expense in the consolidated statements of earnings (loss). As of December 31, 2025, the weighted average interest rate of the Company's outstanding debt was 3.8%, including the impact of fair value basis adjustments due to interest rate swaps and cross-currency interest rate swaps designated as fair value hedges but excluding the impact of cross-currency interest rate swaps designated as net investment hedges. Including the impact of the net investment hedge cross-currency interest rate swaps on interest expense, the weighted average interest rate of the Company's outstanding debt was 3.0%.

See Note 15 for further discussion of the Company's interest rate swaps and cross-currency interest rate swaps and related hedge designations.

The obligations of FIS under the revolving credit facilities, ECP Notes and USCP Notes, and all of its outstanding senior notes rank equal in priority and are unsecured.

The following table summarizes the amount of our long-term debt, including financing obligations for certain hardware and software, as of December 31, 2025, based on maturity date.

Total
2026	$1,284
2027	1,729
2028	1,736
2029	769
2030	1,181
Thereafter	3,918
Total principal payments	10,617
Other debt per the long-term debt table	(264)
Total long-term debt, including current portion	$10,353

There are no mandatory principal payments on the revolving credit facilities and any balance outstanding on the revolving credit facilities will be due and payable at the revolving credit facilities' respective scheduled maturity dates, which occur on September 27, 2029, for the Revolving Credit Facility and June 15, 2027, for the Incremental Revolving Credit Facility.

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

On December 3, 2025, FIS repaid in full an aggregate principal amount of €625 million in its 0.625% Senior Euro Notes at maturity.

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

Commercial Paper

The Company has a Euro commercial paper ("ECP") program and a U.S. commercial paper ("USCP") program for the issuance and sale of senior, unsecured commercial paper notes, up to a combined maximum aggregate amount outstanding at any time of $7.0 billion. Borrowings are limited to the available capacity under the revolving credit facilities, which backstop the commercial paper programs. The ECP and USCP programs are generally used for general corporate purposes.

During the first quarter of 2024, the Company repaid its ECP Notes and USCP Notes using a portion of the net proceeds from the 2024 Worldpay Sale before resuming borrowings during the third quarter of 2024.

Revolving Credit Facilities

On November 6, 2025, the Company amended its existing Revolving Credit Facility, increasing the total commitments from $4.5 billion to $6.0 billion. On November 6, 2025, FIS also entered into an Incremental Revolving Credit Facility that provides $1.0 billion in additional revolving credit commitments, with a scheduled maturity date of June 15, 2027. Proceeds from borrowings under this facility may be used for general corporate purposes, including working capital needs, repayment of existing indebtedness and to backstop the Company's commercial paper program. As of December 31, 2025, the borrowing capacity under the revolving credit facilities was approximately $4,056 million (net of $2,729 million of capacity backstopping our commercial paper notes and $215 million of Revolving Credit Facility outstanding balance).

The Revolving Credit Facility and Incremental Revolving Credit Facility are subject to customary covenants restricting, among other things, the incurrence of indebtedness, certain restricted payments and use of proceeds as well as requiring us to maintain certain financial ratios.

We monitor the financial stability of our counterparties on an ongoing basis. The lender commitments under the undrawn portion of the revolving credit facilities are comprised of a diversified set of financial institutions, both domestic and international. The failure of any single lender to perform its obligations under the revolving credit facilities would not adversely impact our ability to fund our operations.

Financing of Issuer Solutions Acquisition

On April 17, 2025, we entered into a commitment letter (the "Bridge Commitment Letter") with Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (the "Lenders") pursuant to which the Lenders committed to provide a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of up to $8.0 billion, subject to customary conditions. On May 1, 2025, we entered into a credit agreement (the "Term Facility") with a group of lenders pursuant to which we can draw up to an aggregate principal amount of $8.0 billion of senior unsecured term loans to fund the Issuer Solutions Acquisition, subject to customary conditions. Upon entry into the Term Facility, all commitments under the Bridge Commitment Letter were reduced to $0 and the Bridge Commitment Letter was terminated in accordance with its terms. We funded the cash portion of the Issuer Solutions Acquisition by drawing $7.7 billion under the Term Facility on January 9, 2026. FIS expects to replace the Term Facility with new permanent financing in the form of senior notes to be issued based on market conditions. We expect our future cash paid for interest to increase from current levels as a result of financing the Issuer Solutions Acquisition.

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $619 million and $806 million lower than the carrying value, excluding the fair value basis adjustments due to interest rate swaps and unamortized discounts, as of December 31, 2025 and 2024, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(15)Financial Instruments

Fair Value Hedges

The Company held fixed-to-variable interest rate swaps with aggregate notional amounts of $1,854 million and £925 million at both December 31, 2025 and 2024. Prior to the quarter ended September 30, 2023, these swaps were designated as fair value hedges for accounting purposes, converting the interest rate exposure on certain of the Company's Senior Notes, from fixed to variable. While designated as fair value hedges, changes in fair value of these interest rate swaps were recorded as an adjustment to long-term debt. During the quarter ended September 30, 2023, the Company de-designated these swaps as fair value hedges. As a result of the de-designations, the final fair value basis adjustments recorded through the dates of de-designation as a decrease of the long-term debt are subsequently amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-term debt. During the quarter ended March 31, 2024, $316 million of unamortized fair value basis adjustments recorded as a decrease of the long-term debt tendered was written-off and recorded as part of the loss on extinguishment of debt (see Note 14). The remaining unamortized fair value basis adjustments recorded as a decrease of the long-term debt totaled $192 million and $228 million at December 31, 2025 and 2024, respectively. We amortized $36 million and $50 million of these balances as Interest expense during the years ended December 31, 2025 and 2024, respectively (see Note 14).

Concurrently with the de-designations described above, the Company entered into new offsetting variable-to-fixed interest rate swaps. The Company held variable-to-fixed interest rate swaps with aggregate notional amounts of $1,854 million and £925 million at both December 31, 2025 and 2024. The Company accounts for the de-designated fixed-to-variable and offsetting variable-to-fixed interest rate swaps as economic hedges; as such, effective as of the de-designation dates, changes in interest rates associated with the variable leg of the interest rate swaps do not affect the interest expense recognized, eliminating variable-rate risk on the fixed-to-variable interest rate swaps. The terms of the new interest rate swaps when matched against the terms of the existing fixed-to-variable interest rate swaps result in a net fixed coupon spread payable by the Company. The impact of the go-forward changes in fair values of the new and existing interest rate swaps, including the impact of the coupons, is recorded as Other income (expense), net pursuant to accounting for economic hedges and totaled $(51) million and $(22) million, for the years ended December 31, 2025 and 2024, respectively. The coupon payments are recorded within Cash flows from investing activities from continuing operations on the consolidated statements of cash flows and totaled $112 million and $122 million in cash outflows for the years ended December 31, 2025 and 2024, respectively. The new and existing interest rate swap fair values totaled assets of $15 million and $33 million and liabilities of $(517) million and $(595) million at December 31, 2025 and 2024, respectively.

During the quarter ended September 30, 2023, the Company entered into an aggregate notional amount of €3,375 million fixed-for-fixed cross-currency interest rate swaps to hedge its exposure to foreign currency risk associated with its Senior Euro Notes. During the quarter ended June 30, 2023, the Company entered into an aggregate notional amount of £925 million fixed-for-fixed cross-currency interest rate swaps to hedge its exposure to foreign currency risk associated with its Senior GBP Notes. These swaps are designated as fair value hedges for accounting purposes. During March 2024, the Company partially terminated certain fixed-for-fixed cross-currency interest rate swaps that were hedging foreign currency risk associated with its Senior GBP Notes that were partially tendered (see Note 14). After such partial termination, there remained an aggregate notional amount of approximately £170 million in fixed-for-fixed cross-currency interest rate swaps that hedge the Company's exposure to foreign currency risk associated with its Senior GBP Notes. The fair value of these swaps totaled assets of $278 million and $4 million and liabilities of $0 million and $(84) million at December 31, 2025 and 2024, respectively. Changes in the swap fair values attributable to changes in spot foreign currency exchange rates are recorded in Other income (expense), net and totaled $472 million and $(226) million for the years ended December 31, 2025 and 2024, respectively. This amount offset the impact of changes in spot foreign currency exchange rates on the Senior GBP Notes and Senior Euro Notes also recorded to Other income (expense), net during the hedge period. Changes in swap fair values attributable to excluded components, such as changes in fair value due to forward foreign currency exchange rates and cross-currency basis spreads, are recorded in Accumulated other comprehensive earnings (loss) ("AOCI"). The Company recorded $(115) million and $32 million for the years ended December 31, 2025 and 2024, respectively, through Other comprehensive earnings (loss) for the changes in swap fair values attributable to excluded components. The amounts recorded in AOCI generally affect net earnings (loss) through Interest expense using the amortization approach. The Company recognized Interest expense of $42 million and $46 million for the years ended December 31, 2025 and 2024, respectively, using the amortization approach. As a result of the partial terminations during March 2024, the Company received $33 million in net proceeds recorded within Other financing activities, net in the consolidated statement of cash flows and recorded a $19 million reduction to the loss on extinguishment of debt due to reclassifying the amount of AOCI related to the partially terminated hedges into earnings (see Note 14).

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

	Years ended December 31,
	2025	2024	2023
Foreign currency-denominated debt designations	$(26)	$43	$(138)
Cross-currency interest rate swap designations	(442)	219	(363)
Total	$(468)	$262	$(501)

Foreign Currency-Denominated Debt Designations

The Company has designated certain foreign currency-denominated debt as net investment hedges of its investment in Euro-denominated operations. An aggregate of €0 and €250 million of Senior Euro Notes with maturity in 2025 was designated as a net investment hedge of the Company's investment in Euro-denominated operations as of December 31, 2025 and 2024, respectively. An aggregate of €100 million of ECP Notes was also designated as a net investment hedge of the Company's investment in Euro-denominated operations as of December 31, 2025 and 2024, respectively.

The Company held €0 and €375 million aggregate notional amount of foreign currency forward contracts as of December 31, 2025 and 2024, respectively, to economically hedge its exposure to foreign currency risk associated with Senior Euro Notes that were previously de-designated as net investment hedges. The foreign currency forward contract fair values totaled $0 and net liability of $(11) million at December 31, 2025 and 2024, respectively. Upon maturity of the forward contracts, the Company records the net proceeds paid or received within Other financing activities, net in the consolidated statement of cash flows. During the year ended December 31, 2025 and 2024, the Company received $36 million and $19 million, respectively, in net proceeds. The change in fair value of the foreign currency forward contracts is recorded as Other income (expense), net pursuant to accounting for economic hedges and offsets the impact of the change in spot foreign currency exchange rates on the de-designated Senior Euro Notes, which is also recorded as Other income (expense), net in the consolidated statements of earnings.

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

As of December 31, 2025 and 2024, an aggregate notional amount of €6,045 million and €5,045 million, respectively, was designated as a net investment hedge of the Company's investment in Euro-denominated operations. The cross-currency interest rate swap fair values totaled assets of $5 million and $128 million and liabilities of $(490) million and $(12) million at December 31, 2025 and 2024, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
During the years ended December 31, 2025 and 2024, the Company (paid) received net proceeds of approximately $0 and $(8) million, respectively, for the fair values of the cross-currency interest rate swaps as of the settlement dates. The proceeds were recorded within investing activities in the consolidated statements of cash flows.

2024 Worldpay Sale Contingent Consideration

As part of the 2024 Worldpay Sale, the Company obtained the right to receive up to $1.0 billion of consideration contingent on the returns realized by the Buyer exceeding certain thresholds. The Company recognized this financial instrument as a derivative at fair value when it recorded the 2024 Worldpay Sale transaction. Subsequent changes in fair value are recorded through Other income (expense), net in the consolidated statements of earnings (loss). The fair value of the contingent consideration from the 2024 Worldpay Sale is $0 and $108 million at December 31, 2025 and 2024, respectively, included in Other noncurrent assets on the consolidated balance sheet. As a result of the April 17, 2025, agreement to sell our remaining equity interest in Worldpay, it is no longer anticipated that Buyer’s returns will exceed the thresholds necessary to earn this contingent consideration. Accordingly, the Company recognized a $108 million non-cash loss in Other income (expense) for the change in fair value of the derivative during the second quarter of 2025. For the eleven-month period from February 1, 2024, through December 31, 2024, the Company recognized a gain of $37 million for the change in fair value of the derivative.

(16)Operating Leases

The classification of the Company's operating lease ROU assets and liabilities in the consolidated balance sheets as of December 31, 2025 and 2024, is as follows (in millions):

		December 31,
	Classification	2025	2024
Operating lease ROU assets	Other noncurrent assets	$231	$230

Operating lease liabilities	Accounts payable, accrued and other liabilities	$71	$74
	Other noncurrent liabilities	178	177
Total operating lease liabilities		$249	$251

Operating lease cost was $77 million, $73 million and $90 million, and variable lease cost was $26 million, $27 million and $27 million for the years ended December 31, 2025, 2024 and 2023, respectively. There were no significant ROU asset impairment losses recognized during the years ended December 31, 2025, 2024 and 2023. Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows was $84 million, $101 million and $106 million for the years ended December 31, 2025, 2024 and 2023, respectively. Operating lease ROU assets obtained in exchange for operating lease liabilities was $71 million and $89 million for the years ended December 31, 2025 and 2024, respectively. The weighted average remaining operating lease term was 5.7 years and 5.9 years and the weighted average operating lease discount rate was 4.2% and 3.9% as of December 31, 2025 and 2024, respectively.

Maturities of operating lease liabilities, as of December 31, 2025, are as follows (in millions):

2026	$80
2027	54
2028	41
2029	29
2030	23
Thereafter	63
Total lease payments	290
Less: Imputed interest	(41)
Total operating lease liabilities	$249

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(17)Income Taxes

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2025, 2024 and 2023, consists of the following (in millions):

	2025	2024	2023
Current provision (benefit):
Federal	$138	$357	$235
State	41	103	96
Foreign	141	109	96
Total current provision	$320	$569	$427
Deferred provision (benefit):
Federal	$(23)	$(183)	$(193)
State	8	(41)	(73)
Foreign	(40)	17	(4)
Total deferred provision	(55)	(207)	(270)
Total provision for income taxes	$265	$362	$157

The provision for income taxes is based on pre-tax income from continuing operations, which is as follows for the years ended December 31, 2025, 2024 and 2023 (in millions):

	2025	2024	2023
United States	$864	$920	$330
Foreign	312	377	332
Total	$1,176	$1,297	$662

Total income tax expense (benefit) attributable to continuing and discontinued operations for the years ended December 31, 2025, 2024 and 2023, is allocated as follows (in millions):

	2025	2024	2023
Tax expense (benefit) per statements of earnings (loss)	$265	$362	$157
Tax expense (benefit) on income from discontinued operations	—	(1,062)	(301)
Change in fair value of net investment hedges	(168)	91	(176)
Foreign currency translation adjustments	—	—	40
Share of equity method investment	49	(11)	—
Other components of other comprehensive earnings (loss)	(28)	8	20
Total income tax expense (benefit) allocated to other comprehensive earnings	(147)	88	(116)
Total income tax expense (benefit)	$118	$(612)	$(260)

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for the years ended December 31, 2025, 2024 and 2023, after the adoption of ASU 2023-09, is as follows:

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal statutory tax rate	$247	21.0%	$272	21.0%	$139	21.0%
State and local income taxes, net of federal income tax effect (a)	39	3.3	48	3.7	28	4.2
Foreign tax effects
India
Withholding tax	12	1.0	24	1.8	16	2.4
Other	4	0.3	4	0.3	1	0.2
Hong Kong
Nontaxable interest	—	—	(10)	(0.8)	(10)	(1.5)
Other	—	—	(3)	(0.2)	(3)	(0.4)
Bermuda
Statutory rate difference between Bermuda and U.S.	(13)	(1.1)	—	—	—	—
Other foreign jurisdictions	26	2.2	38	2.9	22	3.3
Effect of cross-border tax laws
Global intangible low-taxed income	18	1.5	14	1.1	7	1.1
Foreign-derived intangible income	(28)	(2.4)	(30)	(2.3)	(30)	(4.5)
Other	14	1.2	4	0.3	—	—
Tax credits
Research and development credits	(15)	(1.2)	(15)	(1.2)	(12)	(1.8)
Foreign tax credits	(39)	(3.3)	—	—	—	—
Other	—	—	—	—	(7)	(1.1)
Changes in valuation allowances	6	0.5	—	—	—	—
Nontaxable or nondeductible items
Tax loss (benefit) from stock-based compensation	17	1.4	15	1.2	16	2.4
Other	1	0.1	1	0.1	1	0.2
Changes in unrecognized tax benefits	10	0.9	(3)	(0.2)	(1)	(0.2)
Other adjustments
Return to provision	(17)	(1.4)	—	—	(14)	(2.1)
Changes in capital losses	(15)	(1.3)	—	—	—	—
Other	(2)	(0.2)	3	0.2	4	0.6
Effective income tax rate	$265	22.5%	$362	27.9%	$157	23.8%
(a)The jurisdictions that make up the majority (greater than 50%) of the tax effect in this category include New York City, New Jersey, California, and Florida for 2025; Florida, New York, California, Illinois, and New York City for 2024; and Florida, California, New York, Illinois, and New York City for 2023.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The significant components of deferred income tax assets and liabilities as of December 31, 2025 and 2024, consist of the following (in millions):

	2025	2024
Deferred income tax assets:
Net operating loss carryforwards	$490	$364
Capital loss carryforwards	136	220
Employee benefit accruals	97	115
Equity method investment	363	—
Other deferred tax assets	292	170
Total gross deferred income tax assets	1,378	869
Less valuation allowance	(914)	(505)
Total deferred income tax assets	464	364
Deferred income tax liabilities:
Equity method investment	(498)	(15)
Amortization of goodwill and intangible assets	(695)	(707)
Deferred contract costs	(298)	(259)
Other deferred tax liabilities	(161)	(232)
Total deferred income tax liabilities	(1,652)	(1,213)
Net deferred income tax liability	$(1,188)	$(849)

Deferred income taxes are classified in the consolidated balance sheets as of December 31, 2025 and 2024, as follows (in millions):

	2025	2024
Noncurrent deferred income tax assets (included in Other noncurrent assets)	$27	$14
Noncurrent deferred income tax liabilities	(1,215)	(863)
Net deferred income tax liability	$(1,188)	$(849)

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

As of December 31, 2025 and 2024, the Company had net income taxes receivable of $325 million and a net income taxes payable of $236 million, respectively. As of December 31, 2025, $325 million of income tax receivable was included in Other receivables in the consolidated balance sheet. As of December 31, 2024, $279 million of income tax payable was included in Accounts payable, accrued and other liabilities and $43 million of income tax receivable was included in Other receivables in the consolidated balance sheet.

As of December 31, 2025 and 2024, the Company had federal, state and foreign NOL carryforwards that resulted in deferred tax assets of $490 million and $364 million, respectively. Of these amounts, $143 million and $70 million, respectively, relate to federal and state NOL carryforwards. Most federal and state NOL carryforwards expire between 2026 and 2043, while a small number do not expire. The Company recorded valuation allowances of $55 million and $47 million as of December 31, 2025 and 2024, respectively, related to deferred tax assets arising from federal and state NOL carryforwards. Foreign NOL carryforwards resulted in deferred tax assets of $347 million and $294 million as of December 31, 2025 and 2024, respectively, and the Company maintained a valuation allowance against substantially all deferred tax assets arising from foreign NOL carryforwards as of both reporting dates.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As of December 31, 2024, as a result of the 2024 Worldpay Sale, the Company recorded a deferred tax asset of $220 million related to the U.S. capital loss recognized in the transaction, offset by a valuation allowance of $130 million. As of December 31, 2025, the Company maintained a deferred tax asset of $136 million related to the U.S. capital loss, fully offset by a valuation allowance of $136 million. The $84 million decrease in this deferred tax asset is primarily attributable to the carryback of the loss against available capital gains.

As of December 31, 2024, as a result of the 2024 Worldpay Sale, the Company recognized a $15 million deferred tax liability for the difference between the tax basis of the Worldpay equity method investment and the corresponding financial statement carrying value. During 2025, as a result of the 2026 Worldpay Minority Interest Sale, the Company remeasured the existing deferred tax liability to account for the change in our intent to hold the investment for the long term, as well as our best estimate of the ordinary versus capital characterization of the expected proceeds. In accordance with the provisions of ASC 740, the net deferred tax liability recognized in connection with our Worldpay equity method investment reflects the difference between the tax basis of the investment and the corresponding financial statement carrying value. As of December 31, 2025, the Company maintained a $498 million deferred tax liability and a $363 million deferred tax asset, fully offset by a valuation allowance, related to the equity method investment in Worldpay. As discussed in Note 1, the 2026 Worldpay Minority Interest Sale was completed on January 9, 2026, and the tax due will be based on the excess of sales proceeds over the tax basis and a number of other factors, including the valuation of assets held in Worldpay, how the form of the transaction was effectuated and the final purchase price allocation. The continued assessment of these factors and their potential impact on the ordinary versus capital characterization of the expected proceeds could result in a material change to the realizability of the deferred tax assets for U.S. capital loss carryforwards and the final tax computed on the sale.

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

As of December 31, 2025 and 2024, the Company had gross unrecognized tax benefits of $60 million and $49 million of which $51 million and $41 million, respectively, would favorably impact our income tax rate in the event that the unrecognized tax benefits are recognized.

The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period (in millions):

Gross Amount
Unrecognized tax benefits as of December 31, 2023	$41
Decreases due to lapse of the applicable statute of limitations	(6)
Increases due to settlements	4
Increases as a result of tax positions taken in the prior period	4
Increases as a result of tax positions taken in the current period	6
Unrecognized tax benefit as of December 31, 2024	49
Decreases due to lapse of the applicable statute of limitations	(1)
Decreases due to settlements	(2)
Decreases as a result of tax positions taken in prior period	(13)
Increases as a result of tax positions taken in the current period	27
Unrecognized tax benefit as of December 31, 2025	$60

The total amount of interest expense recognized in the consolidated statements of earnings (loss) for unpaid taxes is $2 million, $3 million and $2 million for the years ended December 31, 2025, 2024 and 2023, respectively. The total amount of interest and penalties included in the consolidated balance sheets is $12 million and $10 million as of December 31, 2025 and 2024, respectively. Interest and penalties are recorded as a component of income tax expense in the consolidated statements of earnings (loss).

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the cash payments for income taxes for the period ended December 31, 2025, 2024, and 2023 as follows (in millions):

	2025	2024	2023
Federal	$395	$288	$159
State	60	90	85
Foreign
United Kingdom	44	35	52
Other foreign jurisdictions	129	75	106
Total	$628	$488	$402

(18)Commitments and Contingencies

Securities and Shareholder Matters

On March 6, 2023, a putative class action was filed in the United States District Court for the Middle District of Florida by a shareholder of the Company. The action was consolidated with another action and the consolidated case is now captioned In re Fidelity National Information Services, Inc. Securities Litigation. Lead plaintiffs were appointed, and a consolidated amended complaint was filed on August 2, 2023. The consolidated amended complaint named the Company and certain of its current and former officers as defendants and sought damages for alleged violations of federal securities laws in connection with our disclosures relating to our former Merchant Solutions segment, including with respect to its valuation, integration, and synergies. On September 30, 2024, the court denied the defendants' motion to dismiss. In the fourth quarter of 2025, the parties filed a joint stipulation voluntarily dismissing the claims against Stephanie Ferris. Also in the fourth quarter of 2025, the parties reached an agreement to settle the matter. The settlement amount is expected to be substantially paid by insurance and is not expected to materially impact our results of operations or financial condition. On December 19, 2025, the plaintiffs filed a motion for preliminary approval of the settlement. The court entered a preliminary approval order on February 18, 2026, and has scheduled a hearing for July 9, 2026, to determine whether a final approval order should be entered.

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

On October 18, 2023, a shareholder derivative action captioned City of Hialeah Employees' Retirement System v. Stephanie L. Ferris et al. (the "Hialeah Action") was filed in the same court by the stockholder that previously had sent the Hialeah Demand. The complaint in the Hialeah Action, which names certain of the Company's current and former officers and directors as defendants (the "Individual Defendants"), seeks to assert claims on behalf of the Company for violations of federal securities laws, breach of fiduciary duty, unjust enrichment, and contribution and indemnification, including with respect to the valuation, integration, and synergies of our former Merchant Solutions segment. On March 29, 2024, the Company and the Individual Defendants filed a motion to stay or dismiss the action without prejudice pending the completion of the Board's consideration of the demands (the "Motion to Stay"), and the Individual Defendants concurrently filed a separate motion to dismiss (the "Individual Defendants’ Motion to Dismiss"). On March 21, 2025, the court granted in part and denied in part the Motion to Stay, and denied the Individual Defendants' Motion to Dismiss. The Individual Defendants filed answers to the complaint on April 29, 2025, and the case was partially stayed pending completion of the Demand Review Committee's investigation.

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

The Demand Review Committee provided a report on August 28, 2025, recommending that the independent members of the Board reject the demands and direct the Company to seek dismissal of the Hialeah Action and the McCollum Action, and the independent members of the Board have unanimously voted to adopt the Committee’s recommendations. On November 24, 2025, the Company moved to dismiss the Hialeah Action and the McCollum Action based on the Board's determination.

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

Purchase Commitments

The Company has agreements with various vendors, generally with one- to five-year terms, principally for software, maintenance, and consulting and outsourced services, including cloud hosting and data centers. The Company's estimated aggregate contractual obligation remaining under these agreements is approximately $1.2 billion as of December 31, 2025. However, this amount could be more or less depending on various factors such as the inflation rate, foreign exchange rates, the introduction of significant new technologies, or changes in the Company's processing needs. The foregoing amounts do not include obligations of the Company under operating leases.

(19)Employee Benefit Plans

Stock Purchase Plan

FIS employees participate in an Employee Stock Purchase Plan ("ESPP"). Eligible employees may voluntarily purchase, at current market prices, shares of FIS' common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees based upon their contributions. The Company contributes a matching amount as specified in the ESPP of 20% of the employee's contribution. The Company recorded expense in continuing operations of $10 million, $10 million, and $11 million, respectively, for the years ended December 31, 2025, 2024 and 2023, relating to the participation of FIS employees in the ESPP. The Company recorded expense in discontinued operations of $0 million, less than $1 million and $1 million, respectively, for the years ended December 31, 2025, 2024 and 2023, relating to the participation of Worldpay-related employees in the ESPP.

401(k) Profit Sharing Plan and Non-U.S. Defined Contribution Plans

The Company's U.S. employees are covered by a qualified 401(k) plan. Eligible employees may contribute up to 40% of their eligible compensation, up to the annual amount allowed pursuant to the Internal Revenue Code. The Company generally matches 50% of each dollar of employee contribution up to 6% of the employee's total eligible compensation. The Company's non-U.S. employees are also covered by various defined contribution plans. The Company recorded expense in continuing operations of $125 million, $107 million and $106 million, respectively, for the years ended December 31, 2025, 2024 and 2023, relating to the participation of FIS employees in the 401(k) plan and the Company's contributions to non-U.S. defined contribution plans. The Company recorded expense in discontinued operations of $0 million, $3 million and $29 million, respectively, for the years ended December 31, 2025, 2024 and 2023, relating to the participation of Worldpay-related employees in the 401(k) plan and the Company’s contributions to non-U.S. defined contribution plans.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Stock Compensation Plans

The Company grants to certain employees equity awards pursuant to shares authorized under the FIS 2022 Omnibus Incentive Plan established in 2022 ("FIS Plan"). The number of shares available for future grants under the FIS Plan is 24 million as of December 31, 2025.

Restricted Stock Units and Performance Stock Units

The Company issues restricted stock units, which typically vest annually over three years. The grant date fair value of the restricted stock units is based on the fair market value of our common stock on the grant date. The number of restricted stock units granted during the years ended December 31, 2025, 2024 and 2023, was 2 million, 3 million and 3 million, respectively. The weighted average grant date fair value of these awards granted during the years ended December 31, 2025, 2024 and 2023, was $70.03, $70.65 and $61.34, respectively. The total fair value of restricted stock units that vested was $145 million, $93 million and $40 million in 2025, 2024 and 2023, respectively.

The Company grants performance-based stock units that typically cliff vest on the third anniversary date of the grant. The ultimate number of units to be earned depends on the achievement of performance conditions. Some performance-based stock units also include market conditions. The performance conditions are typically based on a measure of the Company’s Adjusted revenue growth and Adjusted Earnings Per Share. In 2024, following the completion of the 2024 Worldpay Sale, the Company modified the performance criteria for the 2024 performance year under the outstanding 2022 performance stock units to match the performance criteria for the 2024 performance year included in the performance stock units granted in 2024, since the prior criteria were established when FIS owned Worldpay and were no longer appropriate following the sale. The modification did not result in significant incremental compensation costs. The market conditions are based on the Company’s total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index. The fair value of each performance-based stock unit with only performance conditions is based on the fair value of our common stock on the grant date. The fair value of each performance-based stock unit with a market condition is estimated on the date of grant using a Monte Carlo simulation model with the following weighted-average assumptions:

	2025	2024	2023
Risk free interest rate	4.0%	4.3%	4.6%
Volatility	36.3%	38.6%	37.2%

The number of performance-based stock units granted during the years ended December 31, 2025, 2024 and 2023, was 1 million, less than 1 million and 1 million, respectively. The weighted average grant date fair value of these awards granted during the years ended December 31, 2025, 2024 and 2023, was $74.91, $69.75 and $65.43, respectively. The total fair value of the performance-based stock units that vested was $97 million, $17 million and $10 million in 2025, 2024 and 2023, respectively.

The following table summarizes the restricted stock units and performance stock units activity for the year ended December 31, 2025, which includes both continuing and discontinued operations (in millions except for per share amounts):

	Restricted Stock Units		Performance Stock Units
	(In millions)		(In millions)
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Balance December 31, 2024	4	$69.52	2	$82.44
Granted	2	$70.03	1	$74.91
Vested	(2)	$70.44	(1)	$92.95
Forfeited	(1)	$68.95	—	$71.30
Balance December 31, 2025	3	$69.46	2	$69.60

Stock Compensation Cost

The Company recorded total stock compensation expense in continuing operations of $181 million, $186 million and $120 million for the years ended December 31, 2025, 2024 and 2023, respectively, included in Selling, general, and administrative expenses in the consolidated statements of earnings (loss). The Company recorded total stock compensation expense in

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
discontinued operations of $0 million, $3 million and $34 million for the years ended December 31, 2025, 2024 and 2023, respectively. Stock compensation expense related to grants with performance conditions is recorded based on management's expected level of achievement of the financial performance measures during the performance period and is adjusted as appropriate throughout the performance period based on the shares expected to be earned.

As of December 31, 2025 and 2024, the total unrecognized compensation cost related to non-vested stock awards was $197 million and $222 million, respectively, which is expected to be recognized in pre-tax income over a weighted average period of 1.5 years and 1.5 years, respectively.

(20)Components of Other Comprehensive Earnings (Loss)

The following table shows Accumulated other comprehensive earnings (loss) attributable to FIS by component, net of tax, for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Change in Fair Value of Net Investment Hedges	Foreign Currency Translation Adjustments	Share of Equity Method Investment Other Comprehensive Earnings (Loss)	Reclassification of Foreign Currency Translation Adjustments to Net Earnings (Loss) from Discontinued Operations	Other	Total
Balances, December 31, 2022	$729	$(1,053)	$—	$—	$(36)	$(360)
Other comprehensive earnings (loss) before reclassifications	(501)	548	—	—	53	100
Balances, December 31, 2023	228	(505)	—	—	17	(260)
Other comprehensive earnings (loss) before reclassifications	262	(216)	(31)	—	15	30
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	—	—	(134)	—	(134)
Balances, December 31, 2024	490	(721)	(31)	(134)	32	(364)
Other comprehensive earnings (loss) before reclassifications	(468)	283	140	—	(95)	(140)
Balances, December 31, 2025	$22	$(438)	$109	$(134)	$(63)	$(504)

See Note 17 for the tax provision associated with each component of other comprehensive earnings (loss).

(21)Concentration of Risk

The Company generates a significant amount of revenue from large clients; however, no individual client accounted for 10% or more of total revenue in the years ended December 31, 2025, 2024 and 2023.

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

Capital Market Solutions ("Capital Markets")

The Capital Markets segment is focused on serving global financial services clients and multi-national corporations with a broad array of buy- and sell-side, treasury, risk management and lending solutions. Clients in this segment include asset managers, private equity firms, sell-side securities brokerage and trading firms, insurers, asset and auto financiers and other commercial organizations. Our solutions include a variety of mission-critical buy- and sell-side applications for recordkeeping, data and analytics, trading and financing as well as corporate treasury and risk management applications. Capital Markets clients purchase our solutions in various ways including licensing and managing technology "in-house," using consulting and third-party service providers, as well as procuring fully outsourced end-to-end solutions. Our long-established relationships with many of these financial and commercial institutions generate significant recurring revenue. We have made, and continue to make, investments in modern platforms, advanced technologies, open APIs, machine learning and AI, and regulatory technology to support our Capital Markets clients.

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

In the Corporate and Other segment, the Company recorded acquisition, integration and other costs for the years ended December 31, 2025, 2024 and 2023, comprised of the following (in millions):

	2025	2024	2023

Acquisition and integration	$136	$88	$48
Enterprise transformation, including Future Forward and platform modernization	157	262	312
Severance and other termination expenses	247	56	70
Separation of the Worldpay Merchant Solutions business	54	148	17
Incremental stock compensation directly attributable to specific programs	33	58	15
Other, including divestiture-related expenses and enterprise cost control and other initiatives	62	12	20
Total acquisition, integration and other costs	$689	$624	$482
Amounts in table may not sum due to rounding.

Through the year ended December 31, 2023, Other costs in Corporate and Other also include incremental amortization expense associated with shortened estimated useful lives and accelerated amortization methods for certain software and deferred contract cost assets resulting from the Company's platform modernization, as described in Notes 10 and 11, impairment charges described in Notes 10 and 11 and costs that were previously incurred in support of the Worldpay Merchant Solutions business but are not directly attributable to it and thus were not recorded in discontinued operations.

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

•Infrastructure costs, which consist primarily of software, hardware, facilities and network costs;

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

For the year ended December 31, 2025 (in millions):

	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Revenue	$7,285	$3,196	$196	$10,677
Direct cost of revenue	(1,196)	(180)	(37)	(1,413)
Net personnel costs	(1,780)	(817)	(1,113)	(3,710)
Infrastructure costs	(271)	(112)	(602)	(985)
Allocated costs	(719)	(400)	1,119	—
Other costs	(154)	(30)	(54)	(238)
Adjusted EBITDA	$3,165	$1,657	$(491)	$4,331

Adjusted EBITDA				$4,331
Depreciation and amortization				(1,215)
Purchase accounting amortization				(668)
Acquisition, integration and other costs				(689)
Asset impairments				(18)
Interest expense, net				(367)
Other income (expense), net				(198)
(Provision) benefit for income taxes				(265)
Equity method investment earnings (loss), net of tax				(526)
Net earnings attributable to noncontrolling interest				(3)
Net earnings (loss) attributable to FIS				$382
Capital expenditures (1)	$750	$398	$26	$1,174
Depreciation and amortization (including purchase accounting amortization)	$740	$426	$717	$1,883

(1) Capital expenditures include $185 million of certain hardware and software purchases subject to financing or other long-term payment arrangements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the year ended December 31, 2024 (in millions):

	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Revenue	$6,892	$2,979	$256	$10,127
Direct cost of revenue	(1,038)	(168)	(61)	(1,267)
Net personnel costs	(1,867)	(914)	(889)	(3,670)
Infrastructure costs	(255)	(88)	(571)	(914)
Allocated costs	(554)	(237)	791	—
Other costs	(146)	(53)	59	(140)
Adjusted EBITDA	$3,032	$1,519	$(415)	$4,136

Adjusted EBITDA				$4,136
Depreciation and amortization				(1,062)
Purchase accounting amortization				(675)
Acquisition, integration and other costs				(624)
Asset impairments				(52)
Indirect Worldpay business support costs				(14)
Interest expense, net				(250)
Other income (expense), net				(162)
(Provision) benefit for income taxes				(362)
				(145)
Net earnings (loss) from discontinued operations, net of tax				663
Net earnings attributable to noncontrolling interest				(3)
Net earnings attributable to FIS				$1,450
Capital expenditures (1)	$625	$350	$29	$1,004
Depreciation and amortization (including purchase accounting amortization)	$638	$387	$712	$1,737

(1) Capital expenditures include $187 million of certain hardware and software purchases subject to financing or other long-term payment arrangements.

For the year ended December 31, 2023 (in millions):

	Banking Solutions	Capital Market Solutions	Corporate and Other	Total
Revenue	$6,743	$2,766	$322	$9,831
Direct cost of revenue	(1,036)	(180)	(48)	(1,264)
Net personnel costs	(1,833)	(844)	(912)	(3,589)
Infrastructure costs	(283)	(86)	(464)	(833)
Allocated costs	(564)	(226)	790	—
Other costs	(119)	(40)	(34)	(193)
Adjusted EBITDA	$2,908	$1,390	$(346)	3,952

Adjusted EBITDA				$3,952
Depreciation and amortization				(1,047)
Purchase accounting amortization				(696)
Acquisition, integration and other costs				(482)
Asset impairments				(113)
Indirect Worldpay business support costs				(167)
Interest expense, net				(621)
Other income (expense), net				(164)
(Provision) benefit for income taxes				(157)
Net earnings (loss) from discontinued operations				(7,153)
Net earnings attributable to noncontrolling interest				(7)
Net earnings attributable to FIS				$(6,655)
Capital expenditures (1)	$433	$269	$131	$833
Depreciation and amortization (including purchase accounting amortization)	$598	$354	$791	$1,743

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(1) Capital expenditures include $53 million of certain hardware and software purchases subject to financing or other long-term payment arrangements.

Long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaled $857 million and $760 million as of December 31, 2025 and 2024, respectively. These assets are predominantly located in the United Kingdom, Ireland, Germany, Australia, India and Sweden.

(23)Quarterly Financial Data (unaudited)

2025	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,532	$2,616	$2,717	$2,812
Gross profit	879	952	1,028	1,076
Operating income	347	408	457	529
Equity method investment earnings (loss), net of tax	(71)	(598)	(23)	166
Net earnings (loss) from continuing operations	78	(469)	265	512
Earnings (loss) from discontinued operations, net of tax	—	—	—	—
Net earnings (loss)	78	(469)	265	512
Net (earnings) loss attributable to noncontrolling interest from continuing operations	(1)	(1)	(1)	(1)
Net earnings (loss) attributable to FIS	77	(470)	264	511

Net earnings (loss) attributable to FIS:
Continuing operations	$77	$(470)	$264	$511
Discontinued operations	—	—	—	—
Total	$77	$(470)	$264	$511

Net earnings (loss) per common share attributable to FIS from continuing operations:
Basic	$0.15	$(0.90)	$0.51	$0.99
Diluted	$0.15	$(0.90)	$0.50	$0.98

Weighted average common shares outstanding:
Basic	528	525	521	517
Diluted	531	525	523	519

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

(24)    Issuer Solutions Acquisition and 2026 Worldpay Minority Interest Sale

On January 9, 2026, FIS completed its previously announced (i) acquisition of the Issuer Solutions Business from Global Payments and (ii) sale of its remaining equity interests in Worldpay to Global Payments, pursuant to the Transaction Agreement entered into on April 17, 2025. See Notes 1, 4, 5 and 14 for additional information.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as set forth in Item 8.

Item 9B.    Other Information

During the quarter ended December 31, 2025, Mr. Jeffrey Goldstein, Independent Chair of the Company’s Board of Directors, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c). Under the plan, which was adopted on December 3, 2025, Mr. Goldstein instructed his broker to purchase shares of FIS common stock each quarter in an amount approximately equal to his cash director fees, which are paid quarterly in equal installments. The aggregate purchase price for shares to be purchased under the plan is $225,000. The trading plan will expire on the earlier of January 22, 2027 or the date on which all purchases under the plan have been completed. Mr. Goldstein has informed the Company that he intends to continue to use the full amount of his cash director fees to purchase FIS common stock for so long as he remains a Director of the Company.

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

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
2.1	Purchase and Sale Agreement, dated as of July 5, 2023, by and among Fidelity National Information Services, Inc., New Boost Holdco, LLC, GTCR W Aggregator LP, GTCR W Merger Sub LLC and GTCR W-2 Merger Sub LLC.	8-K	001-16427	2.1	7/11/2023
2.2	Amendment No. 1 to Purchase and Sale Agreement, dated as of January 30, 2024, by and among Fidelity National Information Services, Inc., New Boost Holdco, LLC, GTCR W Aggregator LP, GTCR W Merger Sub LLC, and GTCR W-2 Merger Sub LLC.	8-K	001-16427	2.2	2/1/2024
2.3	Transaction Agreement, dated as of April 17, 2025, by and among Fidelity National Information Services, Inc., and Worldpay Holdco, LLC.	8-K	001-16427	2.1	4/21/2025
3.1	Amended and Restated Articles of Incorporation of Fidelity National Information Services, Inc.	8-K	001-16427	3.1	2/6/2006
3.2	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.	10-K	001-16427	3.2	2/26/2013
3.3	Amendment To Articles of Incorporation of Fidelity National Information Services, Inc.	10-Q	001-16427	3.1	8/7/2014
3.4	Articles of Amendment to the Articles of Incorporation of Fidelity National Information Services, Inc., Effective as of July 31, 2019.	8-K	001-16427	3.1	7/31/2019
3.5	Sixth Amended and Restated Bylaws of Fidelity National Information Services, Inc.	10-Q	001-16427	3.1	11/4/2024
4.1	Form of certificate representing Fidelity National Information Services, Inc. Common Stock.	S-3ASR	333-131593	4.3	2/6/2006
4.2	Indenture, dated as of April 15, 2013, among FIS, the Guarantors and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	4/15/2013
4.3	Eleventh Supplemental Indenture, dated as of August 16, 2016 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	8/16/2016

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
4.4	Fifteenth Supplemental Indenture, dated as of May 16, 2018 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.1	5/16/2018
4.5	Sixteenth Supplemental Indenture, dated as of May 16, 2018 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	5/16/2018
4.6	Nineteenth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	5/21/2019
4.7	Twentieth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.4	5/21/2019
4.8	Twenty-First Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.5	5/21/2019
4.9	Twenty-Fourth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.8	5/21/2019
4.10	Twenty-Fifth Supplemental Indenture, dated as of May 21, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.9	5/21/2019
4.11	Twenty-Seventh Supplemental Indenture, dated as of December 3, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.2	12/3/2019
4.12	Twenty-Eighth Supplemental Indenture, dated as of December 3, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.3	12/3/2019
4.13	Twenty-Ninth Supplemental Indenture, dated as of December 3, 2019 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee.	8-K	001-16427	4.4	12/3/2019
4.14	Thirty-Second Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.3	3/2/2021

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
4.15	Thirty-Third Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.4	3/2/2021
4.16	Thirty-Fourth Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.5	3/2/2021
4.17	Thirty-Fifth Supplemental Indenture, dated as of March 2, 2021 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.6	3/2/2021
4.18	Thirty-Sixth Supplemental Indenture, dated as of July 13, 2022 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.1	7/13/2022
4.19	Thirty-Seventh Supplemental Indenture, dated as of July 13, 2022 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.2	7/13/2022
4.20	Thirty-Eighth Supplemental Indenture, dated as of July 13, 2022 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.3	7/13/2022
4.21	Thirty-Ninth Supplemental Indenture, dated as of July 13, 2022 between FIS and The Bank of New York Mellon Trust Company, N.A., a national banking association as trustee.	8-K	001-16427	4.4	7/13/2022
4.22	Description of the Company's Common Stock registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-16427	4.25	2/20/2020
4.23	Description of the Company's 1.500% Senior Notes Due 2027, 2.000% Senior Notes Due 2030, 2.950% Senior Notes Due 2039 and 3.360% Senior Notes Due 2031 registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-16427	4.26	2/26/2024
4.24	Description of the Company's 1.000% Senior Notes Due 2028 and 2.250% Senior Notes Due 2029, registered pursuant to Section 12 of the Securities Exchange Act of 1934.					*

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.1	Certegy Inc. Deferred Compensation Plan, effective as of June 15, 2001. (1)	10-K405	001-16427	10.25	3/25/2002
10.2	Grantor Trust Agreement, dated as of July 8, 2001, between Certegy Inc. and Wachovia Bank, N.A. (1)	10-K405	001-16427	10.15	3/25/2002
10.3	Grantor Trust Agreement, dated as of July 8, 2001 and amended and restated as of December 5, 2003, between Certegy Inc. and Wachovia Bank, N.A. (1)	10-K	001-16427	10.15(a)	2/17/2004
10.4	Fidelity National Information Services, Inc. Annual Incentive Plan, effective as of October 23, 2006. (1)	S-4/A	333-135845	Annex D	9/19/2006
10.5	Employment Agreement effective as of February 7, 2022, between Fidelity National Information Services, Inc., and Caroline Tsai. (1)	10-K	001-16427	10.26	2/27/2023
10.6	Form of Non-Statutory Stock Option Award under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2016. (1)	10-K	001-16427	10.62	2/23/2017
10.7	Form of Non-Statutory Stock Option Grant for Directors under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2017. (1)	10-K	001-16427	10.47	2/21/2019
10.8	Form of Non-Statutory Stock Option Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2017. (1)	10-K	001-16427	10.49	2/21/2019
10.9	Form of Stock Option Grant for Employees under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in 2018. (1)	10-K	001-16427	10.51	2/21/2019
10.10	Seventh Amendment and Restatement Agreement, dated as of September 21, 2018, by and among Fidelity National Information Services, Inc., each lender party thereto and JP Morgan Chase Bank N.A., as Administrative Agent.	8-K	001-16427	10.1	9/24/2018
10.11	Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan, as amended and restated effective May 30, 2018. (1)	DEF 14A	001-16427	Annex A	4/20/2018
10.12	Amendment to Fidelity National Information Services, Inc. 2008 Omnibus Incentive Plan. (1)	10-Q	001-16427	10.2	10/29/2020

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.13	Form of Stock Option Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2019. (1)	10-K	001-16427	10.43	2/20/2020
10.14	Form of Stock Option Grant for United States Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.51	2/20/2020
10.15	Form of Stock Option Grant for United Kingdom Employees under Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2019. (1)	10-K	001-16427	10.52	2/20/2020
10.16	Form of Stock Option Grant Notice and Option Agreement under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2013 through 2017. (1)	10-Q	001-35462	10.1	5/6/2013
10.17	Form of Stock Option Grant Notice and Stock Option Award Agreement for U.S. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan for grants made in 2018 and 2019. (1)	10-K	001-35462	10.16.14	2/28/2018
10.18	Worldpay, Inc.2012 Equity Incentive Plan. (1)	10-K	001-35462	10.40	2/28/2018
10.19	Form of Deferred Restricted Stock Unit Grant to Director under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in May 2020. (1)	10-K	001-16427	10.63	2/18/2021
10.20	Form of Stock Option Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made in March 2020. (1)	10-K	001-16427	10.65	2/18/2021
10.21	Fidelity National Information Services, Inc. Qualified Retirement Equity Program effective January 1, 2021. (1)	10-Q	001-16427	10.1	5/6/2021
10.22	Form of Stock Option Grant under Fidelity National Information Services, Inc. amended and restated 2008 Omnibus Incentive Plan for grants made beginning in March 2021. (1)	10-Q	001-16427	10.2	5/6/2021
10.23	Amended and Restated Employment Agreement dated as of October 17, 2022 between Fidelity National Information Services, Inc., and Stephanie Ferris.(1)	10-Q	001-16427	10.2	11/4/2022

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.24	Employment Agreement, by and between Fidelity National Information Services, Inc. and James Kehoe. (1)	8-K	001-16427	10.1	8/22/2023
10.25	Fidelity National Information Services, Inc. Employee Stock Purchase Plan, effective May 25, 2022. (1)	DEF 14A	001-16427	Annex B	4/15/2022
10.26	Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan. (1)	DEF 14A	001-16427	Annex A	4/15/2022
10.27	Form of Stock Option Grant under Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made beginning in March 2023. (1)	10-Q	001-16427	10.1	5/2/2023
10.28	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made beginning in March 2023. (1)	10-Q	001-16427	10.2	5/2/2023
10.29	Form of Restricted Stock Unit Grant under Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made beginning in March 2023. (1)	10-Q	001-16427	10.3	5/2/2023
10.30	Limited Consulting Services Engagement Agreement between Lucido Advisory Services, LLC and Fidelity Information Services, LLC, effective March 1, 2024. (1)	8-K	001-16427	10.2	2/23/2024
10.31	Fidelity National Information Services Inc. Amended and Restated Qualified Retirement Equity Program effective January 30, 2024.	10-Q	001-16427	10.1	5/7/2024
10.32	Form of Performance Stock Unit Award Agreement for the Chief Executive Officer and Chief Financial Officer (including total shareholder return modifier) under the Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made in fiscal 2024. (1)	10-Q	001-16427	10.1	8/6/2024
10.33	Form of Performance Stock Unit Award Agreement for executive officers (other than the Chief Executive Officer and Chief Financial Officer) under the Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made in fiscal 2024. (1)	10-Q	001-16427	10.2	8/6/2024
10.34	Form of Restricted Stock Unit Award Agreement for executive officers under the Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made in fiscal 2024. (1)	10-Q	001-16427	10.3	8/6/2024

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.35	Form of Restricted Stock Unit Award Agreement for executive officers under the Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made in fiscal 2024 (including amendment to fiscal 2022 PSU Award Agreement). (1)	10-Q	001-16427	10.4	8/6/2024
10.36	Form of Restricted Stock Unit Award Agreement for executive officers under the Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made in fiscal 2024 (including amendments to fiscal 2022 PSU Award Agreements). (1)	10-Q	001-16427	10.5	8/6/2024
10.37	Ninth Amendment and Restatement Agreement, dated as of November 6, 2025, by and among FIS, JPMorgan Chase Bank, N.A. , as administrative agent, and the lenders party thereto, including the form of the Ninth Amended and Restated Credit Agreement attached as Annex A thereto.	8-K	001-16427	10.1	11/6/2025
10.38	Revolving Credit Agreement, dated as of November 6, 2025, by and among FIS, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	001-16427	10.2	11/6/2025
10.39	Form of Restricted Stock Unit Grant under Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made beginning in March 2025, (1)	10-Q	001-16427	10.2	5/6/2025
10.40	Form of Performance Stock Unit Grant under Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan for grants made beginning in March 2025, (1)	10-Q	001-16427	10.3	5/6/2025
10.41	Term Loan Credit Agreement, dated May 1, 2025, by and among Fidelity National Information Services, Inc.,each lender from time to time party thereto and Goldman Sachs Bank USA,as Administrative Agent.	8-K	001-16427	10.1	5/6/2025
10.42	Amendment No. 1, dated August 1, 2024,to Fidelity National Information Services, Inc. 2022 Omnibus Incentive Plan. (1)	10-Q	001-16427	10.1	11/4/2024
10.43	Amendment No. 1, dated July 31, 2024,to the Fidelity National Information Services, Inc. Employee Stock Purchase Plan effective July 2024. (1)	10-Q	001-16427	10.2	11/4/2024

Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.44	Fidelity National Information Services,Inc. U.S. Executive Severance Plan, as adopted September 1, 2024. (1)	10-Q	001-16427	10.3	11/4/2024
19.1	Securities Trading Policy	10-K	001-16427	19.1	2/13/2025
21.1	Subsidiaries of the Registrant.					*
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).					*
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date:	February 24, 2026	By:	/s/ Stephanie Ferris
Stephanie Ferris
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 24, 2026	By:	/s/ James Kehoe
James Kehoe
Chief Financial Officer
(Principal Financial Officer)

Date:	February 24, 2026	By:	/s/ Alexandra Brooks
Alexandra Brooks
Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 24, 2026	By:	/s/ Stephanie Ferris
Stephanie Ferris
President, Chief Executive Officer and Director

Date:	February 24, 2026	By:	/s/ Jeffrey A. Goldstein
Jeffrey A. Goldstein
Chairman of the Board
Director

Date:	February 24, 2026	By:	/s/ Nicole Anasenes
Nicole Anasenes
Director

Date:	February 24, 2026	By:	/s/ Mark D. Benjamin
Mark D. Benjamin
Director

Date:	February 24, 2026	By:	/s/ Anil S. Chakravarthy
Anil S. Chakravarthy
Director

Date:	February 24, 2026	By:	/s/ Kourtney Gibson
Kourtney Gibson
Director

Date:	February 24, 2026	By:	/s/ Lisa A. Hook
Lisa A. Hook
Director

Date:	February 24, 2026	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
Director

Date:	February 24, 2026	By:	/s/ Gary L. Lauer
Gary L. Lauer
Director

Date:	February 24, 2026	By:	/s/ James B. Stallings, Jr.
James B. Stallings, Jr.
Director