Form 10-Q
period 2026-03-31
Fidelity National Information Services, Inc.
filed 2026-05-08
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
(904) 438-6000
(Registrant's telephone number, including area code)
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange
Title of each class	Symbol(s)	on which registered
Common Stock, par value $0.01 per share	FIS	New York Stock Exchange
1.500% Senior Notes due 2027	FIS27	New York Stock Exchange
1.000% Senior Notes due 2028	FIS28	New York Stock Exchange
Floating Rate Senior Notes due 2028	FIS28C	New York Stock Exchange
2.250% Senior Notes due 2029	FIS29	New York Stock Exchange
2.000% Senior Notes due 2030	FIS30	New York Stock Exchange
3.450% Senior Notes due 2030	FIS30A	New York Stock Exchange
3.360% Senior Notes due 2031	FIS31	New York Stock Exchange
2.950% Senior Notes due 2039	FIS39	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of May 6, 2026, 516,879,151 shares of the Registrant's Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2026

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$755	$599
Settlement assets	610	515
Trade receivables, net of allowance for credit losses of $32 and $24, respectively	2,269	1,944
Other receivables	113	432
Receivable from related party	—	39
Prepaid expenses and other current assets	1,234	959
Total current assets	4,981	4,488
Property and equipment, net	1,113	691
Goodwill	24,585	17,762
Intangible assets, net	4,450	959
Software, net	5,220	2,876
Equity method investment	13	3,681
Other noncurrent assets	1,831	1,710
Deferred contract costs, net	1,291	1,321
Total assets	$43,484	$33,488
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$2,446	$2,097
Settlement payables	676	549
Deferred revenue	1,084	957
Short-term borrowings	4,164	2,729
Current portion of long-term debt	101	1,284
Total current liabilities	8,471	7,616
Long-term debt, excluding current portion	16,791	9,069
Deferred income taxes	327	1,215
Other noncurrent liabilities	1,915	1,686
Total liabilities	27,504	19,586

Equity:
FIS stockholders' equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding as of March 31, 2026, and December 31, 2025	—	—
Common stock $0.01 par value, 750 shares authorized, 640 and 636 shares issued as of March 31, 2026, and December 31, 2025, respectively	6	6
Additional paid in capital	47,444	47,317
(Accumulated deficit) retained earnings	(20,581)	(22,718)
Accumulated other comprehensive earnings (loss)	(628)	(504)
Treasury stock, $0.01 par value, 123 and 122 common shares as of March 31, 2026, and December 31, 2025, respectively, at cost	(10,264)	(10,202)
Total FIS stockholders' equity	15,977	13,899
Noncontrolling interest	3	3
Total equity	15,980	13,902
Total liabilities and equity	$43,484	$33,488
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Loss)
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2026	2025
Revenue	$3,295	$2,532
Cost of revenue	2,187	1,653
Gross profit	1,108	879
Selling, general, and administrative expenses	605	558
Asset impairments	104	2
Other operating (income) expense, net (including related party transactions of $— and $28)	(24)	(28)
Operating income	423	347
Other income (expense):
Interest expense, net	(197)	(80)
Other income (expense), net	33	(37)
Total other income (expense), net	(164)	(117)
Earnings (loss) before income taxes and equity method investment earnings (loss)	259	230
Provision (benefit) for income taxes	106	81
Equity method investment earnings (loss), net of tax	2,214	(71)
Net earnings (loss)	2,367	78
Net (earnings) loss attributable to noncontrolling interest	(1)	(1)
Net earnings (loss) attributable to FIS	$2,366	$77

Net earnings (loss) per share-basic attributable to FIS	$4.59	$0.15
Weighted average shares outstanding-basic	515	528
Net earnings (loss) per share-diluted attributable to FIS	$4.58	$0.15
Weighted average shares outstanding-diluted	517	531
Amounts in table may not sum or calculate due to rounding.
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(In millions)
(Unaudited)

	Three months ended March 31,
	2026	2025

Net earnings (loss)	$2,367	$78
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustments	(115)	102
Change in fair value of net investment hedges	132	(187)
Change in fair value of cash flow hedges	3	—
Excluded components of fair value hedges	(2)	(68)
Share of equity method investment other comprehensive earnings (loss)	—	75
Reclassification to net earnings (loss) of accumulated other comprehensive earnings (loss) related to equity method investment upon sale	(147)	—
Other adjustments	1	16
Other comprehensive earnings (loss), before tax	(128)	(62)
Provision for income tax (expense) benefit related to items of other comprehensive earnings (loss)	4	45
Other comprehensive earnings (loss), net of tax	(124)	(17)
Comprehensive earnings (loss)	2,243	61
Net (earnings) loss attributable to noncontrolling interest	(1)	(1)
Comprehensive earnings (loss) attributable to FIS	$2,242	$60
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three months ended March 31, 2026 and 2025
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, December 31, 2025	636	(122)	$6	$47,317	$(22,718)	$(504)	$(10,202)	$3	$13,902
Issuance of restricted stock	4	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	(1)	—	—	—	—	(30)	—	(30)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(32)	—	(32)
Stock-based compensation	—	—	—	44	—	—	—	—	44
Cash dividends declared ($0.44 per share per quarter) and other distributions	—	—	—	—	(229)	—	—	(1)	(230)
Other	—	—	—	83	—	—	—	—	83
Net earnings (loss)	—	—	—	—	2,366	—	—	1	2,367
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(124)	—	—	(124)
Balances, March 31, 2026	640	(123)	$6	$47,444	$(20,581)	$(628)	$(10,264)	$3	$15,980

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest (1)	equity
Balances, December 31, 2024	633	(102)	$6	$47,129	$(22,257)	$(364)	$(8,816)	$2	$15,700
Issuance of restricted stock	3	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	(6)	—	—	—	—	(450)	—	(450)
Treasury shares held for taxes due upon exercise of stock awards	—	(2)	—	—	—	—	(77)	—	(77)
Stock-based compensation	—	—	—	45	—	—	—	—	45
Cash dividends declared ($0.40 per share per quarter) and other distributions	—	—	—	—	(212)	—	—	1	(211)
Net earnings (loss)	—	—	—	—	77	—	—	1	78
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(17)	—	—	(17)
Balances, March 31, 2025	636	(110)	$6	$47,174	$(22,392)	$(381)	$(9,343)	$4	$15,068

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents        FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - (Unaudited) (In millions)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net earnings (loss)	$2,367	$78
Adjustment to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	628	456
Amortization of debt issuance costs	16	4
Asset impairments	104	2
(Gain) Loss on sale of businesses, investments and other	(15)	31
Stock-based compensation	44	47
(Gain) Loss from equity method investment	(2,214)	71
Deferred income taxes	(5)	(9)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	(8)	(9)
Receivable from related party	38	55
Settlement activity	19	(10)
Prepaid expenses and other assets	(140)	(34)
Deferred contract costs	(88)	(71)
Deferred revenue	66	65
Accounts payable, accrued liabilities and other liabilities	(99)	(219)
Net cash provided by operating activities	713	457
Cash flows from investing activities:
Additions to property and equipment	(50)	(37)
Additions to software	(211)	(196)
Cash divested from sale of business	—	(1,417)
Acquisitions, net of cash acquired	(7,859)	(1)
Coupon payments on interest rate swaps	(23)	(22)
Distributions from equity method investments	32	44
Other investing activities, net	(60)	(47)
Net cash provided by (used in) investing activities	(8,171)	(1,676)
Cash flows from financing activities:
Borrowings	35,992	12,488
Repayment of borrowings and other financing arrangements	(27,982)	(12,029)
Debt issuance costs	(57)	—
Net proceeds from stock issued under stock-based compensation plans	1	—
Treasury stock activity	(67)	(537)
Dividends paid	(232)	(220)
Other financing activities, net	(1)	33
Net cash provided by (used in) financing activities	7,654	(265)
Net cash provided by (used in) operating activities from discontinued operations (1)	—	303
Effect of foreign currency exchange rate changes on cash	(16)	40
Net increase (decrease) in cash, cash equivalents and restricted cash	180	(1,141)
Cash, cash equivalents and restricted cash, beginning of period	599	1,946
Cash, cash equivalents and restricted cash, end of period	$779	$805
Supplemental cash flow information:
Cash paid for interest	$175	$90
Cash paid for income taxes	$60	$81
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

(1)As discussed in Note 1, the Company completed the 2024 Worldpay Sale on January 31, 2024. Certain assets included as part of the 2024 Worldpay Sale did not convey until the first quarter of 2025 after receiving all required regulatory approvals. These assets generated cash flows from discontinued operations but did not generate any net earnings from discontinued operations during the three months ended March 31, 2025.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unless stated otherwise or the context otherwise requires, all references to "FIS," "we," "our," "us," the "Company" or the "registrant" are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries.

(1)    Basis of Presentation

The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

On January 31, 2024, the Company completed the sale ("the 2024 Worldpay Sale") of a 55% equity interest in its Worldpay Merchant Solutions business to private equity funds managed by GTCR, LLC (such funds, the "Buyer"). FIS retained a non-controlling 45% equity interest in a new standalone joint venture, Worldpay Holdco, LLC ("Worldpay"), following the closing of the 2024 Worldpay Sale. FIS' share of the net income (loss) of Worldpay was reported as Equity method investment earnings (loss), net of tax, in the consolidated statements of earnings (loss). See Note 2 for further information.

On January 9, 2026, FIS completed its previously announced (i) acquisition of the Issuer Solutions business (the "Issuer Solutions Business") from Global Payments Inc. ("Global Payments") (the "Issuer Solutions Acquisition") and (ii) sale of all of its equity interests in Worldpay (the "2026 Worldpay Minority Interest Sale"), pursuant to the transaction agreement (the "Transaction Agreement"), entered into on April 17, 2025, by and among FIS, Global Payments, Total System Services LLC, and Worldpay.

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

We continued to account for our non-controlling 45% equity interest in Worldpay using the equity method of accounting through the closing date of the 2026 Worldpay Minority Interest Sale. Upon closing, we recorded an estimated pre-tax gain of $2.2 billion based on the excess of the net selling price over the carrying value of the Worldpay equity method investment as of the date of closing, adjusted for the impact of our share of Worldpay's cumulative translation adjustments recorded in accumulated other comprehensive earnings (loss). The estimated gain remains subject to change based on customary post-closing purchase price adjustments, and the final gain could differ materially from the current estimate.

Effective upon the closing of the Issuer Solutions Acquisition, we entered into an agreement with Global Payments providing for transition services (the "Global Payments TSA") and reverse transition services (the "Global Payments rTSA"). Under the Global Payments TSA, Global Payments provides certain technology, finance, human resources, and other support services to us. Under the Global Payments rTSA, we provide certain technology and operational support services to Global

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Payments. The agreement extends for up to 24 months from the effective date, and individual services are terminable earlier or extendable by mutual agreement. Charges are based on actual costs plus applicable fees and out-of-pocket expenses. We do not expect this agreement to have a material impact on our consolidated financial statements.

As a result of the Company's acquisition of the Issuer Solutions Business, the Company reassessed its reportable segments and included the Issuer Solutions Business within the Banking Solutions segment. In connection with this reassessment, the Company also reclassified certain businesses among the Banking Solutions, Capital Market Solutions, and Corporate and Other segments. All prior‑period segment information was recast to conform to the Company's revised reportable segment presentation. See Note 11 for more information regarding our segments.

Additional reclassifications were made in the 2025 consolidated financial statements to conform to the 2026 presentation. Specifically, in the consolidated statements of cash flows, Distributions from equity method investments were reclassified from Other investing activities into a separate classification, and prior-period amounts were revised accordingly. In addition, acquisition, integration and other costs presented in Note 11, "Segment Information," were reclassified into updated categories, and prior-year comparative amounts were reclassified to conform to current-period presentation.

Amounts in tables in the financial statements and accompanying footnotes may not sum or calculate due to rounding.
Recently Adopted Accounting Guidance
There have been no material changes to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025. No recently adopted accounting pronouncements had a material impact on our consolidated financial statements or disclosures.

(2)    Equity Method Investment

As discussed in Note 1, the Company completed the 2024 Worldpay Sale on January 31, 2024, retaining a non-controlling equity interest in Worldpay. We accounted for our 45% minority ownership in Worldpay using the equity method of accounting. Beginning on February 1, 2024, the Company's share of the net income of Worldpay and our investor-level tax impact is reported as Equity method investment earnings (loss), net of tax, in the consolidated statements of earnings (loss). We received distributions from Worldpay of $32 million and $44 million, during the three months ended March 31, 2026 and 2025, respectively, which are recorded in Distributions from equity method investments in the consolidated statements of cash flows.

As also discussed in Note 1, on January 9, 2026, FIS completed its previously announced sale of its remaining equity interests in Worldpay for a pre-tax amount of $5.8 billion, net of transaction fees and other costs. We continued to account for our non-controlling 45% equity interest in Worldpay using the equity method of accounting through the closing date of the transaction. As a result of the 2026 Worldpay Minority Interest Sale, we recorded as part of Equity method investment earnings (loss) an estimated pre-tax gain of $2.2 billion in the first quarter of 2026, representing the excess of the net selling price over the carrying value of the Worldpay equity method investment as of the date of closing, adjusted for the impact of our share of Worldpay's cumulative translation adjustments recorded in accumulated other comprehensive earnings (loss). In addition, we recorded as part of Equity method investment earnings (loss) estimated tax expense of $44 million, which is net of the reversal of our Worldpay equity method investment deferred tax liability as of January 8, 2026. Post-closing purchase price adjustments and completion of other purchase agreement provisions in connection with the 2026 Worldpay Minority Interest Sale could result in further adjustments to the estimated gain on sale. The final gain could differ materially from the current estimate. The final tax due also remains subject to change based on the excess of sales proceeds over the tax basis and other factors, including the final consideration allocation for tax purposes.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Summary Worldpay financial information is as follows (in millions):

Three months
ended
Statement of Earnings (Loss)	March 31, 2025
Revenue	$1,281
Gross profit	$613
Earnings (loss) before income taxes	$(180)
Net earnings (loss) attributable to Worldpay	$(217)
FIS share of net earnings (loss) attributable to Worldpay, net of tax (1)	$(71)

(1)For the three months ended March 31, 2025, this amount is net of $22 million of investor-level tax (expense) benefit, as well as intra-entity eliminations for timing differences between the Company and Worldpay's recognition of profits and losses on related-party transactions.

Balance Sheet	December 31, 2025
Current assets	$8,744
Noncurrent assets	$15,642
Current liabilities	$6,643
Noncurrent liabilities	$9,419

Worldpay operating activity during the period from January 1 through January 8, 2026, was immaterial and thus summarized financial information for that period has not been presented.

Continuing Involvement with Discontinued Operations and Related-Party Transactions

Following the sale of its remaining ownership interest in Worldpay in 2026, the Company no longer has an equity interest in, or related‑party relationship with, Worldpay. Comparative period information is presented to reflect related-party activity during periods in which Worldpay was a related party.

The Company continues to have limited involvement with Worldpay primarily through a transition services agreement ("TSA") and certain other commercial agreements. Under the terms of the TSA, the Company procures certain third-party services on behalf of Worldpay and provides technology infrastructure, risk and security, accounting and various other corporate services to Worldpay, while Worldpay provides certain corporate services to the Company to support access to resources transferred in the 2024 Worldpay Sale. The TSA term extends through June 30, 2027, subject to further extension for a period of up to January 8, 2028. Certain commercial agreements originally entered into with Worldpay were amended to extend services to Global Payments. The TSA and commercial agreements also provide for certain annual purchase commitments.

During the period ended March 31, 2025, while Worldpay remained a related party, third-party pass-through costs of $20 million were incurred under the TSA and were netted against the equal and offsetting reimbursement amounts due from Worldpay. Additionally, net TSA services income of $28 million was recognized in Other operating (income) expense, net, with approximately two-thirds of the corresponding expense recorded in Cost of revenue and the remainder recorded in Selling, general and administrative expense in the consolidated statements of earnings (loss). Revenue earned from various commercial services provided to Worldpay was $35 million. During that same period, we collected net cash of $151 million related to agreements with Worldpay. As of December 31, 2025, amounts associated with the TSA included payables to Worldpay of $24 million in Accounts payable, accrued and other liabilities on the consolidated balance sheet.

Prior to the 2024 Worldpay Sale, the Company issued standby letters of credit and made parental guarantees (collectively "Guarantees") in the ordinary course of its business to various counterparties on behalf of certain former subsidiaries included in the 2024 Worldpay Sale, including a guarantee of a liability that a Worldpay subsidiary owes to the former owners of Worldpay Group plc (the "CVR Liability"). Effective upon the closing of the 2026 Worldpay Minority Interest Sale, FIS and Worldpay agreed to maintain these Guarantees through December 31, 2026, affording Worldpay time to arrange for alternatives to the Guarantees. Worldpay's aggregate amount of borrowing capacity under the standby letters of credit guaranteed by FIS

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

was $288 million and $294 million as of March 31, 2026, and December 31, 2025, respectively. As of March 31, 2026, and December 31, 2025, there were no amounts drawn under the standby letters of credit. As of March 31, 2026, and December 31, 2025, Worldpay's CVR liability due on October 12, 2027, was $378 million. There is no limitation to the maximum potential future payments under the other remaining Guarantees, and such maximum potential amount of future payments under the other remaining Guarantees cannot be estimated due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each agreement. As of March 31, 2026, there are no amounts drawn under any of the Guarantees. In the event a Worldpay subsidiary were to default on a performance obligation covered by the Guarantees, the Company could be required to make payment or be subject to claims; however, in any such case, Worldpay is required under the terms of the agreement governing the 2024 Worldpay Sale to fully reimburse and indemnify the Company. The Company considers the likelihood of incurring a loss under the Guarantees to be remote, and no amounts have been accrued with respect to these Guarantees.

(3)    Acquisitions

Issuer Solutions Acquisition

As discussed in Note 1, on January 9, 2026, FIS completed its previously announced acquisition of the Issuer Solutions Business from Global Payments by acquiring 100% of the Issuer Solutions Business equity pursuant to the Transaction Agreement. The Issuer Solutions Business, which was later rebranded as "FIS Total IssuingTM Solutions," is a global payments technology and financial services provider specializing in issuer processing and a wide range of payment solutions for financial institutions. The Issuer Solutions Acquisition is expected to strengthen FIS' banking and capital markets solutions by complementing FIS' existing processing capabilities while also extending its suite of payment products.

Upon the terms and subject to the conditions set forth in the Transaction Agreement, FIS acquired the Issuer Solutions Business from Global Payments in exchange for FIS' $5.8 billion interest, net of taxes and other costs, in Worldpay and approximately $7.7 billion in cash. The cash payment amount is subject to customary post-closing adjustments in respect of the respective purchase price for each of Worldpay and the Issuer Solutions Business. FIS also converted certain outstanding Global Payments equity awards into corresponding equity awards for shares of FIS common stock based on an exchange ratio in the transaction agreement designed to maintain the intrinsic value of the applicable awards immediately prior to conversion. FIS funded the cash portion of the transaction consideration through borrowings of $7.7 billion under senior unsecured term loans as part of the term facility entered into on May 1, 2025 (the "Term Facility"), as further described in Note 7. FIS repaid the Term Facility with new senior notes issued on March 10, 2026, and the Term Facility was terminated in accordance with its terms.

The total purchase price was as follows (in millions):

Cash Consideration	$7,695
2026 Worldpay Minority Interest Sale	5,762
Share-based Consideration	16
Total purchase price	$13,473

The acquisition was accounted for as a business combination under FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("ASC 805"). We recorded a preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed of the Issuer Solutions Business based on estimated fair values as of January 9, 2026. The provisional amounts for intangible assets are based on preliminary third-party valuation analyses. Goodwill was recorded as the residual amount by which the purchase price exceeded the provisional fair value of the net assets acquired. Goodwill consists primarily of expected synergies from combining operations, the acquired workforce and future growth opportunities, none of which qualify as separately identifiable intangible assets. The acquired business is reported within the Banking Solutions segment, and accordingly, goodwill recognized in the acquisition is allocated to that segment.

Our analyses used to assign fair values to assets acquired and liabilities assumed as of January 9, 2026, are ongoing and include evaluations of the facts and circumstances that existed as of that date and assessments of the economic characteristics of the acquired software and other intangibles. Pursuant to ASC 805, provisional amounts may be adjusted during the measurement period to reflect new information obtained about facts and circumstances that existed as of the acquisition date.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The resulting income statement effects of any such adjustments, including impacts on depreciation, amortization, or other income statement items, are measured as if the accounting had been completed at the acquisition date but are recognized in the period in which such adjustments are determined. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

The preliminary purchase price allocation is as follows (in millions):

Cash acquired	$148
Trade receivables	309
Prepaid expenses and other current assets, including settlement assets and other receivables	261
Property and equipment, net	443
Goodwill	6,531
Intangible assets	3,580
Software	2,255
Deferred income taxes	455
Other noncurrent assets	206
Accounts payable, accrued and other liabilities, including settlement payables	(423)
Deferred revenue	(56)
Current portion of long-term debt	(79)
Long-term debt, excluding current portion	(31)
Other non-current liabilities	(126)
Total purchase price	$13,473

The gross contractual amount of trade receivables acquired was approximately $316 million. The difference between that total and the provisional amount reflected above represents our best estimate at the acquisition date of the contractual cash flows not expected to be collected. This difference was derived using Issuer Solutions' historical bad debts, sales allowances and collection trends.

Approximately $6.0 billion of the goodwill recognized is expected to be deductible for U.S. federal income tax purposes.

Intangible assets primarily consist of computer software, customer relationship assets and trademarks with weighted average estimated useful lives of 7 years, 10 years and 2 years, respectively, and provisional fair value amounts assigned of $1,995 million, $3,545 million and $35 million, respectively.

Unaudited Supplemental Pro Forma Results Giving Effect to the Issuer Solutions Acquisition

Issuer Solutions' revenues and pre-tax income of $591 million and $35 million, respectively, which include the impact of purchase accounting adjustments, are included in the consolidated statements of earnings (loss) for the period from January 9, 2026, through March 31, 2026.

Pursuant to ASC 805, the Company's unaudited supplemental pro forma results of operations for the three months ended March 31, 2026 and 2025, assuming the Issuer Solutions Acquisition had occurred as of January 1, 2025, are presented below (in millions):

	Three months ended March 31,
	2026	2025
Revenue	$3,350	$3,130
Net earnings (loss) attributable to FIS	$187	$2,201

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The unaudited pro forma results include certain pro forma adjustments to revenue and net earnings that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2025, including the following:

•change in amortization expense that would have been recognized relating to the acquired intangible assets;

•adjustment to interest expense to record the interest on the senior notes assumed to be in place as of January 1, 2025;

•adjustment to equity method investment earnings (loss), net of tax of $2,206 million for the three months ended March 31, 2025, to reflect the gain on the 2026 Worldpay Minority Interest Sale, which represents the remeasurement of FIS' remaining Worldpay equity interest to fair value and the non-cash consideration transferred for the Issuer Solutions Acquisition; and

•a reduction in selling, general, and administrative expenses for the three months ended March 31, 2026, of $4 million, and an increase in selling, general, and administrative expenses for the three months ended March 31, 2025, of $67 million, for acquisition-related transaction costs.

Other 2026 Business Combinations

During the three months ended March 31, 2026, the Company completed the acquisition of two additional businesses for aggregate consideration of approximately $517 million, consisting of cash consideration, the issuance of approximately 1.3 million shares of FIS common stock, and contingent consideration with an estimated fair value of $122 million. The contingent consideration consists of potential future cash payments based on the achievement of implemented revenue targets, with an aggregate potential amount ranging from $0 to $834 million and periodic payments, if any, occurring through the second quarter of 2033. These acquisitions were accounted for as business combinations. The results of operations and financial position of the acquired businesses are included in the consolidated financial statements subsequent to the closing of each acquisition.

The Company recorded provisional allocations of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, consisting primarily of $93 million in customer relationships and $92 million in software assets. The Company also recorded approximately $378 million of goodwill, representing the excess of the purchase consideration over the provisional fair value of the net assets acquired. Goodwill consists primarily of expected synergies from revenue growth opportunities, including cross-selling and integration benefits, the assembled workforce, and future growth opportunities, none of which qualifies as separately identifiable intangible assets. The purchase price allocations are provisional as of March 31, 2026, and the Company expects to finalize them as soon as practicable, but no later than one year from the respective acquisition dates.

In connection with one of the acquisitions, the Company entered into an indemnification arrangement pursuant to which it may be required to make payments upon the occurrence of certain post‑closing events. The Company's maximum potential exposure under this arrangement is approximately $170 million. The Company believes the likelihood of any payments under this arrangement is remote; accordingly, no liability has been recorded as of March 31, 2026. The Company has obtained insurance coverage intended to mitigate potential losses associated with this indemnification; however, the Company remains primarily obligated under the arrangement.

2025 Business Combinations

During the year ended December 31, 2025, the Company completed the acquisition of two businesses for total consideration, net of cash acquired, of $586 million, consisting of initial cash payments of $571 million, net of cash acquired, and $15 million in estimated fair value of contingent consideration. These acquisitions were recorded as business combinations. The results of operations and financial position of the acquisitions are included in the consolidated financial statements subsequent to the closing of each acquisition. We recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values, consisting primarily of $163 million in customer relationships and $85 million in software assets. The Company also recorded $326 million of goodwill for the residual amount by which the purchase price exceeded the fair value of the net assets acquired. The purchase price allocations are provisional as of March 31, 2026, and the Company expects to finalize them as soon as practicable, but no later than one year from the respective acquisition dates.

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

For the three months ended March 31, 2026 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,981	$499	$75	$2,555
All others	393	324	23	740
Total	$2,374	$823	$98	$3,295

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,820	$416	$80	$2,316
Software maintenance	112	166	1	279
Other recurring	90	26	4	120
Total recurring	2,022	608	85	2,715

Software license	90	119	—	209
Professional services	134	94	2	230
Other non-recurring fees	128	2	11	141
Total	$2,374	$823	$98	$3,295

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended March 31, 2025 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,413	$500	$75	$1,988
All others	220	287	37	544
Total	$1,633	$787	$112	$2,532

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,230	$401	$96	$1,727
Software maintenance	89	153	1	243
Other recurring	65	24	5	94
Total recurring	1,384	578	102	2,064

Software license	21	108	—	129
Professional services	117	94	5	216
Other non-recurring fees	111	7	5	123
Total	$1,633	$787	$112	$2,532

Clients in the United Kingdom, Germany, Australia, Canada, India, and Switzerland account for the majority of the revenue from clients based outside of the U.S. No individual country outside of the U.S. accounted for more than 10% of total revenue for the three months ended March 31, 2026 and 2025.

Contract Balances

The Company recognized revenue of $368 million and $319 million during the three months ended March 31, 2026 and 2025, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2026, the Company estimates it will recognize approximately $25.5 billion of revenue from remaining unfulfilled performance obligations, which are primarily comprised of recurring account‑ and volume‑based processing services. This amount excludes anticipated recurring renewals that are not yet contractually committed, as well as variable consideration related to Total IssuingTM Solutions contracts acquired during the period, which have remaining contractual terms similar to the Company’s pre‑existing processing arrangements but for which future processing volumes cannot yet be reasonably estimated; such amounts are allocated entirely to, and recognized in, the period in which the related processing services are performed. The Company estimates that approximately 34% of remaining performance obligations will be recognized over the next 12 months, approximately 25% over the subsequent 13 to 24 months, and the remainder thereafter.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5)    Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

The Company includes restricted cash in the Cash and cash equivalents balance reported in the consolidated statements of cash flows. The reconciliation between Cash and cash equivalents in the consolidated balance sheets and the consolidated statements of cash flows is as follows (in millions):

	March 31, 2026	December 31, 2025
Cash and cash equivalents on the consolidated balance sheets	$755	$599
Restricted cash, recorded within Prepaid expenses and other current assets	24	—
Total Cash and cash equivalents per the consolidated statements of cash flows	$779	$599

Settlement Assets

The principal components of the Company's settlement assets on the consolidated balance sheets are as follows (in millions):

	March 31, 2026	December 31, 2025
Settlement deposits	$280	$368
Settlement receivables	330	147
Total Settlement assets	$610	$515
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2026, and December 31, 2025, consists of the following (in millions):

	March 31, 2026	December 31, 2025
Contract assets	$403	$349
Prepaid maintenance	258	208
Other prepaid expenses	269	141
Other current assets	304	261
Total Prepaid expenses and other current assets	$1,234	$959

Intangible Assets, Software and Property and Equipment

The following table provides details of Intangible assets, Software and Property and equipment as of March 31, 2026, and December 31, 2025 (in millions):

	March 31, 2026			December 31, 2025
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Intangible assets	$6,366	$1,916	$4,450	$2,688	$1,729	$959
Software	$7,039	$1,819	$5,220	$4,689	$1,813	$2,876
Property and equipment	$2,603	$1,490	$1,113	$2,139	$1,448	$691

As of March 31, 2026, Intangible assets, net of amortization, includes $4,320 million of customer relationships and $130 million of trademarks and other intangible assets. Amortization expense with respect to Intangible assets was $177 million and $155 million for the three months ended March 31, 2026 and 2025, respectively.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amortization expense with respect to software was $293 million and $169 million for the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026, the Company recorded software impairment charges of $72 million, primarily related to product rationalization and strategic realignment initiatives. No material software impairment charges were recorded during the three months ended March 31, 2025.

Depreciation expense for property and equipment was $59 million and $44 million for the three months ended March 31, 2026 and 2025, respectively.

Goodwill

Changes in goodwill during the three months ended March 31, 2026, are summarized below (in millions).

		Capital	Corporate
	Banking	Market	And
	Solutions	Solutions	Other	Total
Balance, December 31, 2025	$13,080	$4,662	$20	$17,762
Goodwill attributable to acquisitions	6,731	177	—	6,908
Reallocation due to segment realignment	(271)	255	16	—
Impairments	—	—	(16)	(16)
Foreign currency adjustments	(46)	(23)	—	(69)
Balance, March 31, 2026	$19,494	$5,071	$20	$24,585

We assess goodwill for impairment on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. We evaluated whether events and circumstances as of March 31, 2026, indicated potential impairment of our reporting units.

For our Banking and Capital Markets reporting units, we performed a qualitative assessment by examining factors most likely to affect our reporting units' fair values. The factors examined involve use of management judgment and included, among others, (1) forecast revenue, growth rates, operating margins, and capital expenditures used to calculate estimated future cash flows, (2) future economic and market conditions and (3) FIS' market capitalization. Based on our interim impairment assessment as of March 31, 2026, we concluded that it remained more likely than not that the fair value continues to exceed the carrying amount for each of these reporting units; therefore, goodwill was not impaired. Given the substantial excess of fair value over carrying amounts, we believe the likelihood of obtaining materially different results based on a change of assumptions to be low.

We recorded $16 million of goodwill impairment related to certain non-strategic businesses in the Corporate and Other segment during the three months ended March 31, 2026.

Equity Security Investments

The Company holds various equity securities without readily determinable fair values. These securities primarily represent strategic investments made by the Company, as well as investments obtained through acquisitions. Such investments totaled $194 million and $193 million at March 31, 2026, and December 31, 2025, respectively, and are included within Other noncurrent assets on the consolidated balance sheets. The Company accounts for these investments at cost, less impairment, and adjusts the carrying values for observable price changes from orderly transactions for identical or similar investments of the same issuer. These adjustments are generally considered Level 2-type fair value measurements. The Company records realized and unrealized gains and losses on these investments, as well as impairment losses, as Other income (expense), net in the consolidated statements of earnings (loss) and recorded net gains (losses) of $0 million and $(2) million for the three months ended March 31, 2026 and 2025, respectively, related to these investments.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities as of March 31, 2026, and December 31, 2025, consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Trade accounts payable	$378	$192
Accrued salaries and incentives	244	448
Derivatives	162	189
Accrued benefits and payroll taxes	139	121
Income taxes payables	207	—
Taxes other than income tax	109	126
Accrued interest payable	122	104
Operating lease liabilities	90	71
Related-party payables	—	24
Other accrued liabilities	995	822
Total Accounts payable, accrued and other liabilities	$2,446	$2,097

(6)    Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of March 31, 2026, and December 31, 2025, consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Contract origination costs	$778	$797
Contract fulfilment costs on implementations in progress	259	225
Contract fulfillment costs on completed implementations	254	299
Total Deferred contract costs, net	$1,291	$1,321

Amortization of deferred contract costs on completed implementations was $99 million and $88 million for three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026, the Company recorded $14 million of asset impairment charges related to deferred contract cost assets, primarily associated with a non‑strategic business.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7)    Debt

Long-term debt as of March 31, 2026, and December 31, 2025, consisted of the following (in millions):

	March 31, 2026
		Weighted
		Average
	Interest	Interest		March 31,	December 31,
	Rates	Rate (1)	Maturities	2026	2025
Fixed Rate Notes
Senior USD Notes	1.7% - 5.6%	4.5%	2027 - 2052	$11,145	$6,094
Senior Euro Notes	1.0% - 3.5%	3.1%	2027 - 2039	4,458	3,963
Senior GBP Notes	2.3% - 3.4%	6.7%	2029 - 2031	225	229
Senior USD Floating Rate Notes (2)			2029	500	—
Senior Euro Floating Rate Notes (3)			2028	575	—
Revolving Credit Facility (4)		4.9%	2029	102	215
Incremental Revolving Credit Facility (5)			2027	—	—
Financing arrangements for certain hardware and software			2026 - 2029	197	116
Other (5)				(310)	(264)
Total long-term debt, including current portion				16,892	10,353
Current portion of long-term debt				(101)	(1,284)
Long-term debt, excluding current portion				$16,791	$9,069

(1)The weighted average interest rate includes the impact of the fair value basis adjustments due to interest rate swaps, the impact of cross-currency interest rate swaps designated as fair value hedges, and the impact of interest rate swaps designated as cash flow hedges, and excludes the impact of cross-currency interest rate swaps designated as net investment hedges (see Note 8). These impacts, in certain cases, result in an effective weighted average interest rate being outside the stated interest rate range on the fixed rate notes.
(2)Interest on the Senior USD Floating Rate Notes is payable quarterly at Compound Secured Overnight Financing Rate ("SOFR") plus 1.21%.
(3)Interest on the Senior EUR Floating Rate Notes is payable quarterly at Three-month Euro Interbank Offered Rate ("EURIBOR") plus 0.85%.
(4)Interest on the Revolving Credit Facility is generally payable at SOFR plus an applicable margin of up to 1.625% and an unused commitment fee of up to 0.200%, each based upon the Company's corporate credit ratings. The weighted average interest rate on the Revolving Credit Facility excludes fees.
(5)Interest on the Incremental Revolving Credit Facility is generally payable at SOFR plus an applicable margin of up to 1.625% and an unused commitment fee of up to 0.200%, each based upon the Company's corporate credit ratings.
(6)Other includes the amount of fair value basis adjustments due to interest rate swaps (see further discussion below and in Note 8), unamortized debt issuance costs and unamortized non-cash bond discounts.

Short-term borrowings as of March 31, 2026, and December 31, 2025, consisted of the following (in millions):

	March 31, 2026
	Weighted
	Average
	Interest		March 31,	December 31,
	Rate	Maturities	2026	2025
Euro-commercial paper notes ("ECP Notes")	2.2%	Up to 183 days	$115	$117
U.S. commercial paper notes ("USCP Notes")	4.1%	Up to 397 days	4,037	2,612
Other			$12	$—
Total Short-term borrowings			$4,164	$2,729

The Company is a party to interest rate swaps that, prior to de-designation as fair value hedges during the quarter ended September 30, 2023, converted a portion of its fixed-rate debt to variable-rate debt. As a result of the de-designations, the final fair value basis adjustments recorded through the dates of de-designation as a decrease of the long-term debt are subsequently amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

term debt. The fair value basis adjustments reflected in Other in the long-term debt table above totaled $(182) million and $(192) million as of March 31, 2026, and December 31, 2025, respectively.

The Company is also party to fixed-for-fixed cross-currency interest rate swaps under which it agrees to receive interest in foreign currency in exchange for paying interest in U.S. dollars. These are designated as fair value hedges.

The Company is also party to variable-for-fixed interest rate swaps under which it agrees to receive variable interest in exchange for paying fixed interest. These are designated as cash flow hedges.

The Company has also entered into cross-currency interest rate swaps under which it agrees to receive interest in U.S. dollars in exchange for paying interest in a foreign currency. These are designated as net investment hedges. Although these cross-currency interest rate swaps are entered into as net investment hedges of its investments in certain of its non-U.S. subsidiaries, and not for the purpose of hedging interest rates, the benefit or cost of such hedges is reflected in interest expense in the consolidated statements of earnings (loss). As of March 31, 2026, the weighted average interest rate of the Company's outstanding debt was 4.2%, including the impact of fair value basis adjustments due to interest rate swaps, cross-currency interest rate swaps designated as fair value hedges, and interest rate swaps designated as cash flow hedges, but excluding the impact of cross-currency interest rate swaps designated as net investment hedges. Including the impact of the net investment hedge cross-currency interest rate swaps on interest expense, the weighted average interest rate of the Company's outstanding debt was 3.7%.

See Note 8 for further discussion of the Company's interest rate swaps and cross-currency interest rate swaps and related hedge designations.

The obligations of FIS under the revolving credit facilities, ECP Notes and USCP Notes, and all of its outstanding senior notes rank equal in priority and are unsecured.

The following table summarizes the amount of our long-term debt, including financing obligations for certain hardware and software, as of March 31, 2026, based on maturity date (in millions).

Total
2026	$86
2027	1,714
2028	4,303
2029	3,460
2030	1,736
Thereafter	5,903
Total principal payments	17,202
Other debt per the long-term debt table	(310)
Total long-term debt, including current portion	$16,892

There are no mandatory principal payments on the revolving credit facilities, and any balance outstanding on the revolving credit facilities will be due and payable at the revolving credit facilities' respective scheduled maturity dates, which occur on September 27, 2029, for the Revolving Credit Facility and June 15, 2027, for the Incremental Revolving Credit Facility.

Senior Notes

On March 10, 2026, FIS issued and sold senior notes consisting of senior USD notes in an aggregate principal amount of $6.3 billion with interest rates of 4.45%, 4.55%, and 4.80% and maturities of 2028, 2029, and 2031; senior USD floating rate notes of $500 million with a maturity of 2029; senior Euro notes of €500 million with an interest rate of 3.45% and a maturity of 2030; and senior Euro floating rate notes of €500 million with a maturity of 2028. The proceeds from the debt issuance were used to repay short-term indebtedness under the Company's Term Facility incurred to finance the Issuer Solutions Acquisition, with remaining net proceeds used to repay borrowings outstanding under the Company's commercial paper programs during the first quarter of 2026.

On March 1, 2026, FIS repaid in full an aggregate principal amount of $1,250 million in its 1.15% Senior USD Notes at maturity.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Commercial Paper

The Company has a Euro commercial paper ("ECP") program and a U.S. commercial paper ("USCP") program for the issuance and sale of senior, unsecured commercial paper notes, up to a combined maximum aggregate amount outstanding at any time of $7.0 billion. Borrowings are limited to the aggregate available capacity under the revolving credit facilities, which backstop the commercial paper programs. The ECP and USCP programs are generally used for general corporate purposes.

Revolving Credit Facilities

On November 6, 2025, the Company amended its existing Revolving Credit Facility, increasing the total commitments from $4.5 billion to $6.0 billion. On November 6, 2025, FIS also entered into an Incremental Revolving Credit Facility that provides $1.0 billion in additional revolving credit commitments, with a scheduled maturity date of June 15, 2027. Proceeds from borrowings under this facility may be used for general corporate purposes, including working capital needs, repayment of existing indebtedness and to backstop the Company's commercial paper programs. As of March 31, 2026, the borrowing capacity under the revolving credit facilities was approximately $2.7 billion (net of $4.2 billion of capacity backstopping our commercial paper notes and $102 million of Revolving Credit Facility outstanding balance).

Financing of Issuer Solutions Acquisition

On April 17, 2025, we entered into a commitment letter (the "Bridge Commitment Letter") with Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (the "Lenders") pursuant to which the Lenders committed to provide a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of up to $8.0 billion, subject to customary conditions. On May 1, 2025, we entered into a credit agreement (the "Term Facility") with a group of lenders pursuant to which we could draw up to an aggregate principal amount of $8.0 billion of senior unsecured term loans to fund the Issuer Solutions Acquisition, subject to customary conditions. Upon entry into the Term Facility, all commitments under the Bridge Commitment Letter were reduced to $0 and the Bridge Commitment Letter was terminated in accordance with its terms. We funded the cash portion of the Issuer Solutions Acquisition by drawing $7.7 billion under the Term Facility on January 9, 2026. FIS repaid the Term Facility with new senior notes issued on March 10, 2026, as noted above, and the Term Facility was terminated in accordance with its terms. We expect our future cash paid for interest to increase from historic levels as a result of increased debt used to finance the Issuer Solutions Acquisition.

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $781 million and $619 million lower than the carrying value, excluding the fair value basis adjustments due to interest rate swaps and unamortized discounts, as of March 31, 2026, and December 31, 2025, respectively.

(8)    Financial Instruments

Cash Flow Hedges

During the quarter ended March 31, 2026, the Company entered into interest rate swaps with an aggregate notional amount of $500 million and designated the swaps as cash flow hedges of the variability in forecasted interest payments on its Senior USD Floating Rate Notes. Changes in the fair value of the swaps that are determined to be effective are recorded in Accumulated other comprehensive earnings (loss) ("AOCI") and are reclassified into Interest expense in the periods the hedged forecasted interest payments affect earnings. During the three months ended March 31, 2026, the Company recorded $3 million in Other comprehensive earnings (loss) related to these cash flow hedges and classified nil as Interest expense. Cash payments or receipts related to the periodic interest settlements of these swaps are reflected in operating activities in the consolidated statements of cash flows. The fair value of these swaps totaled assets of $3 million as of March 31, 2026.

Fair Value Hedges

The Company held fixed-to-variable interest rate swaps with aggregate notional amounts of $1,854 million and £925 million at both March 31, 2026, and December 31, 2025. Prior to the quarter ended September 30, 2023, these swaps were designated as fair value hedges for accounting purposes, converting the interest rate exposure on certain of the Company's

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Senior Notes from fixed to variable. While designated as fair value hedges, changes in fair value of these interest rate swaps were recorded as an adjustment to long-term debt. During the quarter ended September 30, 2023, the Company de-designated these swaps as fair value hedges. As a result of the de-designations, the final fair value basis adjustments recorded through the dates of de-designation as a decrease of the long-term debt are subsequently amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-term debt, as adjusted for any early extinguishments of the respective long-term debt. The remaining unamortized fair value basis adjustments recorded as a decrease of the long-term debt totaled $182 million and $192 million at March 31, 2026, and December 31, 2025, respectively. We amortized $10 million and $9 million of these balances as Interest expense during the three months ended March 31, 2026 and 2025, respectively (see Note 7).

Concurrently with the de-designations described above, the Company entered into new offsetting variable-to-fixed interest rate swaps. The Company held variable-to-fixed interest rate swaps with aggregate notional amounts of $1,854 million and £925 million at both March 31, 2026, and December 31, 2025. The Company accounts for the de-designated fixed-to-variable and offsetting variable-to-fixed interest rate swaps as economic hedges; as such, effective as of the de-designation dates, changes in interest rates associated with the variable leg of the interest rate swaps do not affect the interest expense recognized on a net basis, eliminating variable-rate risk on the fixed-to-variable interest rate swaps. The terms of the new interest rate swaps when matched against the terms of the existing fixed-to-variable interest rate swaps result in a net fixed coupon spread payable by the Company. The impact of the go-forward changes in fair values of the new and existing interest rate swaps, including the impact of the coupons, is recorded as Other income (expense), net pursuant to accounting for economic hedges and totaled $5 million and $(18) million for the three months ended March 31, 2026 and 2025, respectively. The coupon payments are recorded within Cash flows from investing activities in the consolidated statements of cash flows and totaled $23 million and $22 million in cash outflows for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, and December 31, 2025, the aggregate fair value of the Company's new and existing interest rate swaps included derivative assets of $8 million and $15 million and derivative liabilities of $(482) million and $(517) million, respectively.

The Company held fixed-for-fixed cross-currency interest rate swaps with aggregate notional amounts of approximately €3,375 million associated with its Senior Euro Notes and £170 million associated with its Senior GBP Notes at both March 31, 2026, and December 31, 2025, to hedge its exposure to foreign currency risk. These swaps are designated as fair value hedges for accounting purposes. The aggregate fair value of these outstanding cross‑currency interest rate swaps totaled assets of $192 million and $278 million at March 31, 2026, and December 31, 2025, respectively. Changes in the swap fair values attributable to changes in spot foreign currency exchange rates are recorded in Other income (expense), net and totaled $(84) million and $153 million for the three months ended March 31, 2026 and 2025, respectively. This amount offset the impact of changes in spot foreign currency exchange rates on the Senior GBP Notes and Senior Euro Notes also recorded to Other income (expense), net during the hedge period. Changes in swap fair values attributable to excluded components, such as changes in fair value due to forward foreign currency exchange rates and cross-currency basis spreads, are recorded in Accumulated other comprehensive earnings (loss) ("AOCI"). The Company recorded $(2) million and $(68) million for the three months ended March 31, 2026 and 2025, respectively, through Other comprehensive earnings (loss) for the changes in swap fair values attributable to excluded components. The amounts recorded in AOCI generally affect net earnings (loss) through Interest expense using the amortization approach. The Company recognized Interest expense of $11 million and $12 million during the three months ended March 31, 2026 and 2025, respectively, using the amortization approach.

Net Investment Hedges

The purpose of the Company's net investment hedges, as discussed below, is to reduce the volatility of FIS' net investment in its Euro- and Pound Sterling-denominated operations due to changes in foreign currency exchange rates. Changes in fair value of the net investment hedging instruments attributable to changes in spot foreign currency exchange rates, representing the effective portion of the hedges, are recorded as a component of AOCI for net investment hedges. The amounts included in AOCI for the net investment hedges will remain in AOCI until the complete or substantially complete liquidation of our investment in the underlying foreign operations. The Company assesses effectiveness of cross-currency interest rate swap hedging instruments using the spot method. Under this method, any ineffective portion of these hedging instruments impacts net earnings when the ineffectiveness occurs, while periodic interest settlements are recorded through Interest expense as excluded components (see Note 7).

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

	Three months ended March 31,
	2026	2025
Foreign currency-denominated debt designations	$2	$(8)
Cross-currency interest rate swap designations	96	(130)
Total	$98	$(138)

Foreign Currency-Denominated Debt Designations

The Company designates certain foreign currency-denominated debt as net investment hedges. An aggregate of €100 million of ECP Notes was designated as a net investment hedge of the Company's investment in Euro-denominated operations as of March 31, 2026, and December 31, 2025.

Cross-Currency Interest Rate Swap Designations

The Company designates certain cross-currency interest rate swaps as net investment hedges. As of both March 31, 2026, and December 31, 2025, an aggregate notional amount of €6,045 million was designated as a net investment hedge of the Company's investment in Euro-denominated operations. The cross-currency interest rate swap fair values totaled assets of $18 million and $5 million and liabilities of $(375) million and $(490) million as of March 31, 2026, and December 31, 2025, respectively.

During the three months ended March 31, 2026 and 2025, there were no net cash payments or receipts from the settlement of the cross‑currency interest rate swaps.

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

On October 18, 2023, a shareholder derivative action captioned City of Hialeah Employees' Retirement System v. Stephanie L. Ferris et al. (the "Hialeah Action") was filed in the same court by the stockholder that previously had sent the Hialeah Demand. The complaint in the Hialeah Action, which names certain of the Company's current and former officers and directors as defendants (the "Individual Defendants"), seeks to assert claims on behalf of the Company for violations of federal securities laws, breach of fiduciary duty, unjust enrichment, and contribution and indemnification, including with respect to the valuation, integration, and synergies of our former Merchant Solutions segment. On March 29, 2024, the Company and the Individual Defendants filed a motion to stay or dismiss the action without prejudice pending the completion of the Board's consideration of the demands (the "Motion to Stay"), and the Individual Defendants concurrently filed a separate motion to dismiss (the "Individual Defendants' Motion to Dismiss"). On March 21, 2025, the court granted in part and denied in part the Motion to Stay, and denied the Individual Defendants' Motion to Dismiss. The Individual Defendants filed answers to the complaint on April 29, 2025, and the case was partially stayed pending completion of the Demand Review Committee's investigation.

On October 22, 2024, another shareholder derivative action was filed in the same court by the stockholder who previously sent the McCollum Demand, captioned Portia McCollum, derivatively on behalf of Fidelity National Information Services, Inc. v. Gary Norcross et al. (the "McCollum Action"). The complaint in the McCollum Action, which names certain of the Company's current and former officers and directors as defendants, seeks to assert claims on behalf of the Company for violations of federal securities laws, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, waste, and unjust enrichment, including with respect to the valuation, integration, and synergies of our former Merchant Solutions segment. On November 7, 2024, the court entered an order staying the McCollum Action.

The Demand Review Committee provided a report on August 28, 2025, recommending that the independent members of the Board reject the demands and direct the Company to seek dismissal of the Hialeah Action and the McCollum Action, and the independent members of the Board have unanimously voted to adopt the Committee's recommendations. On November 24, 2025, the Company moved to dismiss the Hialeah Action and the McCollum Action based on the Board's determination.

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

(10)    Net Earnings (Loss) per Share

The basic weighted average shares and common stock equivalents for the three months ended March 31, 2026 and 2025, were computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes net earnings (loss) and net earnings (loss) per share attributable to FIS for the three months ended March 31, 2026 and 2025 (in millions, except per share amounts):

	Three months ended March 31,
	2026	2025
Net earnings (loss) attributable to FIS	$2,366	$77
Weighted average shares outstanding-basic	515	528
Plus: Common stock equivalent shares	2	3
Weighted average shares outstanding-diluted	517	531
Net earnings (loss) per share-basic attributable to FIS	$4.59	$0.15
Net earnings (loss) per share-diluted attributable to FIS	$4.58	$0.15

Options to purchase approximately 4 million and 6 million shares of our common stock during the three months ended March 31, 2026 and 2025, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

In August 2024, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $3.0 billion in aggregate value of shares of our common stock. Repurchases under the program may be made from time to time at management's discretion through open-market purchases, privately negotiated transactions, or pursuant to Rule 10b5-1 plans. The program does not have an expiration date and may be suspended, amended or discontinued at any time. During the quarter ended March 31, 2026, the Company repurchased approximately 0.4 million shares for approximately $30 million. As of March 31, 2026, approximately $1.8 billion remained available for repurchase under the program.

(11)    Segment Information

The Company reports its financial performance based on the following segments: Banking Solutions, Capital Market Solutions and Corporate and Other. Below is a summary of each segment.

As a result of the Company's acquisition of the Issuer Solutions Business, the Company reassessed its reportable segments and included the Issuer Solutions Business within the Banking Solutions segment. In connection with this reassessment, the Company also reclassified certain businesses among the Banking Solutions, Capital Market Solutions, and Corporate and Other segments. All prior‑period segment information was recast to conform to the Company's revised reportable segment presentation.

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

Corporate and Other

The Corporate and Other segment consists of corporate overhead expense, certain leveraged functions and miscellaneous expenses that are not included in the operating segments, as well as certain non-strategic businesses. The overhead and leveraged costs relate to corporate marketing, finance, accounting, human resources, legal, compliance and internal audit functions, as well as other costs, such as impairments, acquisition, integration and transformation-related expenses, and amortization of acquisition-related intangibles, that are not considered when management evaluates revenue-generating segment performance. Our other operating income recorded in connection with the TSA and Global Payments rTSA is also recorded in Corporate and Other. In the Corporate and Other segment, the Company recorded acquisition, integration and other costs comprised of the following (in millions):

	Three months ended
	March 31,
	2026	2025 (1)

M&A transaction and integration expenses	$55	$30
Enterprise transformation initiatives	93	113
Other	—	10
Total (2)	$148	$153
(1)2025 amounts have been reclassified to conform to current-period presentation.
(2)During the three months ended March 31, 2026 and 2025, the Company incurred severance and related termination benefit costs totaling $27 million and $59 million, respectively, related primarily to its enterprise transformation initiatives and made corresponding cash payments of $46 million and $40 million, respectively. These amounts are included in Selling, general, and administrative expenses in the consolidated statements of earnings (loss). These costs are accounted for in accordance with ASC 712, Compensation–Nonretirement Postemployment Benefits. The Company continues to evaluate its organizational structure and expects to incur additional severance costs in the remainder of 2026.

Adjusted EBITDA

Adjusted EBITDA is a measure of segment profit or loss that is reported to the chief operating decision maker, the Company's Chief Executive Officer and President, who utilizes the measure for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC 280, Segment Reporting. Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), equity method investment earnings (loss), and depreciation and amortization, and excludes certain costs that do not constitute normal, recurring, cash operating expenses necessary to operate our business. These excluded costs generally consist of the purchase price amortization of acquired intangible assets, as well as acquisition, integration and certain other costs and asset impairments. After adjusting for the foregoing items, our significant segment expenses consist of the following categories:

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

•Allocated costs, which consist primarily of shared infrastructure and related operational personnel costs, as well as leveraged sales personnel costs, that are allocated to Banking and Capital Markets from Corporate and Other according to estimated usage; and

•Other costs, which consists primarily of the cost of third-party consulting and advisory services, employee travel and training, marketing, insurance, and bad debt, offset by TSA and Global Payments rTSA services income.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Summarized financial information for the Company's segments is shown in the following tables. The Company does not evaluate performance or allocate resources based on segment asset data; therefore, such information is not presented.

For the three months ended March 31, 2026 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$2,374	$823	$98	$3,295
Direct cost of revenue	(407)	(52)	(18)	(477)
Net personnel costs	(525)	(188)	(365)	(1,078)
Infrastructure costs	(127)	(22)	(177)	(326)
Allocated costs	(209)	(125)	334	—
Other costs	(68)	(12)	(30)	(110)
Adjusted EBITDA	$1,038	$424	$(158)	$1,304

Adjusted EBITDA				$1,304
Depreciation and amortization				(339)
Purchase accounting amortization				(290)
Acquisition, integration and other costs				(148)
Asset impairments				(104)
Interest expense, net				(197)
Other income (expense), net				33
(Provision) benefit for income taxes				(106)
Equity method investment earnings (loss), net of tax				2,214
Net earnings attributable to noncontrolling interest				(1)
Net earnings (loss) attributable to FIS				$2,366
Capital expenditures (1)	$273	$151	$—	$424
Depreciation and amortization (including purchase accounting amortization)	$362	$125	$141	$628

(1) Capital expenditures include $163 million of certain hardware and software purchases subject to financing or other long-term payment arrangements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended March 31, 2025 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$1,633	$787	$112	$2,532
Direct cost of revenue	(259)	(53)	(18)	(330)
Net personnel costs	(417)	(204)	(336)	(957)
Infrastructure costs	(61)	(22)	(153)	(236)
Allocated costs	(189)	(107)	296	—
Other costs	(42)	(8)	(1)	(51)
Adjusted EBITDA	$665	$393	$(100)	$958

Adjusted EBITDA				$958
Depreciation and amortization				(287)
Purchase accounting amortization				(169)
Acquisition, integration and other costs				(153)
Asset impairments				(2)
Interest expense, net				(80)
Other income (expense), net				(37)
(Provision) benefit for income taxes				(81)
Equity method investment earnings (loss)				(71)
Net earnings attributable to noncontrolling interest				(1)
Net earnings attributable to FIS				$77
Capital expenditures (1)	$182	$114	$14	$310
Depreciation and amortization (including purchase accounting amortization)	$162	$104	$190	$456

(1) Capital expenditures include $77 million of certain hardware and software purchases subject to financing or other long-term payment arrangements.

Long-term assets, excluding goodwill and other intangible assets, located outside of the U.S. totaled $1,065 million and $857 million as of March 31, 2026, and December 31, 2025, respectively. These assets are predominantly located in the United Kingdom, Ireland, Germany, Australia, India and Sweden.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless stated otherwise or the context otherwise requires, all references to "FIS," "we," "our," "us," the "Company" or the "registrant" are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries.

The following discussion should be read in conjunction with Item 1. Condensed Consolidated Financial Statements (Unaudited) and the Notes thereto included elsewhere in this report. The statements contained in this Form 10-Q or in our other documents or in oral presentations or other management statements that are not purely historical are forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, as well as other statements about our expectations, beliefs, intentions, or strategies regarding the future, or other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements include statements about anticipated financial outcomes, including any earnings outlook or projections, projected revenue or expense synergies or dis-synergies, business and market conditions, outlook, foreign currency exchange rates, deleveraging plans, expected dividends and share repurchases of the Company, the Company's sales pipeline and anticipated profitability and growth, plans, strategies and objectives for future operations, strategic value creation, risk profile and investment strategies, any statements regarding future economic conditions or performance and any statements with respect to the future impacts of the recently completed acquisition of the Issuer Solutions Business, which has been rebranded as FIS Total Issuing™ Solutions. These statements may be identified by words such as "expect," "anticipate," "intend," "plan," "believe," "will," "should," "could," "would," "project," "continue," "likely," and similar expressions, and include statements reflecting future results or outlook, statements of outlook and various accruals and estimates. These statements relate to future events and our future results and involve a number of risks and uncertainties. Forward-looking statements are based on management's beliefs as well as assumptions made by, and information currently available to, management.

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
•the risk that acquired businesses, including FIS Total Issuing™ Solutions, will not be integrated successfully, will not provide the expected benefits, or that the integration will be more costly or more time-consuming and complex than anticipated;
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
•risks associated with managing pension cost, cybersecurity issues, and IT outages experienced;
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

Worldpay Sale and Issuer Solutions Acquisition

On January 31, 2024, we completed the sale (the "2024 Worldpay Sale") of a 55% equity interest in our Worldpay Merchant Solutions business to private equity funds managed by GTCR, LLC (such funds, the "Buyer"). FIS retained a non-controlling 45% equity interest in a new standalone joint venture, Worldpay Holdco, LLC ("Worldpay"), following the closing of the 2024 Worldpay Sale. In connection with the 2024 Worldpay Sale, FIS and Worldpay entered into commercial agreements, preserving a key value proposition for clients of both businesses and reducing potential dis-synergies. FIS and Worldpay also entered into additional agreements as described in Note 2 to the consolidated financial statements.

On April 17, 2025, FIS entered into definitive agreements to (i) buy the Issuer Solutions business (the "Issuer Solutions Business") from Global Payments Inc. ("Global Payments") (the "Issuer Solutions Acquisition") and (ii) sell its remaining equity interest in Worldpay to Global Payments (the "2026 Worldpay Minority Interest Sale"). The transaction closed on January 9, 2026. We funded the Issuer Solutions Acquisition through a combination of approximately $7.7 billion of new debt and the 2026 Worldpay Minority Interest Sale.

Business Trends and Conditions

Revenue Sources and Markets

Our revenue from continuing operations is primarily derived from a combination of technology and processing solutions, transaction processing fees, professional services and software license fees. While we are a global company and do business around the world, the majority of our revenue is generated by clients in the U.S. The majority of our international revenue is generated by clients in the United Kingdom, Germany, Australia, Canada, India, and Switzerland. In addition, the majority of our revenue has historically been recurring under multi-year Banking and Capital Markets contracts that contribute relative stability to our revenue stream. These solutions, in general, are considered critical to our clients' operations. Professional services revenue is typically non-recurring, though recognition often occurs over time rather than at a point in time. Sales of software licenses are typically non-recurring with point-in-time recognition and are less predictable.

Economic Trends

We continue to experience relatively stable sales cycles and levels of client activity across our businesses. While inflation remains elevated on a multi-year basis, recent inflation levels in our primary markets have moderated compared to the peak levels observed over the past several years. However, we have experienced, and continue to experience, significant cost increases from vendors, and market conditions limit our ability to fully offset these increases through pricing actions. Relatively high interest rates have had, and may continue to have, a negative impact on our interest expense. During 2024, we used a portion of the net proceeds from the 2024 Worldpay Sale to repay our borrowings under our commercial paper programs and reduce our long-term debt, which decreased our interest expense from previous levels. However, we incurred approximately $7.7 billion of new debt upon closing of the Issuer Solutions Acquisition in the first quarter of 2026, as further discussed in Note 7 to the consolidated financial statements, which will increase our interest expense in 2026. Given the volatility of exchange rates and the mix of currencies involved in both revenues and expenses, the direction and magnitude of future effects of currency fluctuations are uncertain. We continue to monitor the potential impacts of recently enacted and potential future tariff regimes in the U.S. and internationally. As of March 31, 2026, tariffs have not had a significant impact on our financial condition or results of operations.

2026 Worldpay Minority Interest Sale

As a result of the 2026 Worldpay Minority Interest Sale, we recorded as part of Equity method investment earnings (loss) an estimated pre-tax gain of $2.2 billion in the first quarter of 2026, representing the excess of the net selling price over the carrying value of the Worldpay equity method investment as of the date of closing, adjusted for the impact of our share of Worldpay's cumulative translation adjustments recorded in accumulated other comprehensive earnings (loss). In addition, we recorded as part of Equity method investment earnings (loss) estimated tax expense of $44 million, which is net of the reversal of our Worldpay equity method investment deferred tax liability as of January 8, 2026. Post-closing purchase price adjustments and completion of other purchase agreement provisions in connection with the 2026 Worldpay Minority Interest Sale could result in further adjustments to the estimated gain on sale and related tax expense. The final gain could differ materially from the current estimate.

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

Cybersecurity Threats and Solutions

Cyberattacks on information technology systems and the vendors and technological supply chain on which they rely continue to grow in frequency, complexity and sophistication, including the increasing use of AI by threat actors and the potential targeting of entities like FIS for the purposes of disruption of services or financial gain. Technical solutions that serve many customers are increasingly becoming targets of these kinds of attacks, including direct attacks on our supply chain partners, or our clients. This is a trend we expect to continue with widespread impacts. The continued growth in the frequency, complexity and sophistication of cyberattacks, coupled with the continued interconnection in the global technology ecosystem, present both a threat and an opportunity for FIS. Using expertise we have gained from our ongoing focus and investment, we have developed and we offer fraud, security, risk management and compliance solutions to target this growth opportunity in the financial services industry. We also use certain of these solutions to manage our own risks.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Consolidated Results of Operations - Comparisons of three-month periods ended March 31, 2026 and 2025

	Three months ended March 31,
			$	%
	2026	2025	Change	Change
	(In millions)
Revenue	$3,295	$2,532	$763	30%
Cost of revenue	(2,187)	(1,653)	(534)	32
Gross profit	1,108	879	229	26
Gross profit margin	34%	35%
Selling, general and administrative expenses	(605)	(558)	(47)	8
Asset impairments	(104)	(2)	(102)	NM
Other operating (income) expense, net (including related party transactions of $0 and $28 million)	(24)	(28)	4	(14)
Operating income	$423	$347	76	22
Operating margin	13%	14%
NM = Not meaningful

Revenue

Revenue for the three months ended March 31, 2026, increased primarily due to the revenue generated by the Issuer Solutions Business, which was acquired on January 9, 2026. Excluding the impact of the Issuer Solutions Business, revenue grew 7% compared to the prior year. See "Segment Results of Operations" below for a more detailed explanation.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue for the three months ended March 31, 2026, increased primarily due to the expenses associated with the Issuer Solutions Business. Gross profit for the three months ended March 31, 2026, increased primarily driven by the profit associated with the revenue increases noted above. Gross profit margin for the three months ended March 31, 2026, decreased due to the dilutive impact of the Issuer Solutions Business, including the amortization of acquired intangible assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2026, increased primarily due to the expenses related to the acquisition of the Issuer Solutions Business, partially offset by the benefits of continued cost management.

Asset Impairments

Asset impairments for the three months ended March 31, 2026, were primarily related to software impairment charges, which were primarily driven by the rationalization of certain software assets following a strategic realignment.

Other Operating (Income) Expense, Net

Under the terms of the Worldpay TSA and the Global Payments rTSA, during the three-month periods ended March 31, 2026 and 2025, the Company provided technology and other support services to Worldpay and Global Payments. The income received for these services is recorded in Other operating (income) expense, net, and the corresponding expenses are recognized in Cost of revenue and Selling, general and administrative expense in the consolidated statements of earnings (loss). Net TSA income decreased from 2025 to 2026 primarily as a result of winding down certain of the Worldpay TSA services, partially offset by the commencement of the Global Payments rTSA services.

Operating Income and Operating Margin

The change in operating income and operating margin for the three months ended March 31, 2026, resulted from the revenue and cost variances noted above.

Total Other Income (Expense), Net

	Three months ended March 31,
			$	%
	2026	2025	Change	Change
Other income (expense):	(In millions)
Interest expense, net	$(197)	$(80)	$(117)	146%
Other income (expense), net	33	(37)	70	NM
Total other income (expense), net	$(164)	$(117)	(47)	40%
NM = Not meaningful

Interest expense (net) for the three months ended March 31, 2026, increased primarily due to a $7.7 billion increase in borrowings used to fund the Issuer Solutions Acquisition.

Other income (expense), net for the periods presented consists of various income and expense items outside of the Company's operating activities, including foreign currency transaction remeasurement gains and losses; realized and unrealized gains and losses on equity security investments, including impairment losses on these investments; and fair value adjustments on certain non-operating assets and liabilities, including certain derivatives, as further described in Note 8 to the consolidated financial statements.

The three-month period ended March 31, 2026, included a gain related to a change in the estimated fair value of acquisition‑related contingent consideration and the impact of changes in the fair value of interest rate swaps accounted for as economic hedges. The three-month period ended March 31, 2025, included the impact of changes in the fair value of interest rate swaps accounted for as economic hedges and foreign currency transaction remeasurement losses.

Provision (Benefit) for Income Taxes

	Three months ended March 31,
			$	%
	2026	2025	Change	Change
	(In millions)
Provision (benefit) for income taxes	$106	$81	$25	31%
Effective tax rate	41%	35%
NM = Not meaningful

The effective tax rate increased for the three months ended March 31, 2026, primarily due to one-time discrete costs relating to a recent tax law development in one of our foreign jurisdictions. As described in Note 2 to the consolidated financial statements, the Company reflects its investor-level tax impact relating to equity method investments as a component of Equity method investment earnings (loss), net of tax in the consolidated statements of earnings (loss). Therefore, equity method investment earnings (loss) and the related investor-level tax are excluded from the calculation of FIS' annual effective tax rate.

Equity Method Investment Earnings (Loss)

	Three months ended March 31,
			$	%
	2026	2025	Change	Change
	(In millions)
Equity method investment earnings (loss), net of tax	$2,214	$(71)	$2,285	NM
NM = Not meaningful

As discussed in Note 1 to the consolidated financial statements, the Company completed the 2024 Worldpay Sale on January 31, 2024, retaining a non-controlling equity interest in Worldpay. Until the closing of the 2026 Worldpay Minority Interest Sale, we accounted for our 45% equity interest in Worldpay using the equity method of accounting. During the period from February 1, 2024 through January 8, 2026, our share of the net income of Worldpay was reported as Equity method investment earnings (loss), net of tax, in the consolidated statements of earnings (loss) and reflects FIS' investor-level tax impact on its investment in Worldpay. As a result of the 2026 Worldpay Minority Interest Sale, we recorded as part of Equity method investment earnings (loss) an estimated pre-tax gain of $2.2 billion in the first quarter of 2026, representing the excess of the net selling price over the carrying value of the Worldpay equity method investment as of the date of closing, adjusted for the impact of our share of Worldpay's cumulative translation adjustments recorded in accumulated other comprehensive earnings (loss). In addition, we recorded as part of Equity method investment earnings (loss) estimated tax expense of $44 million, which is net of the reversal of our Worldpay equity method investment deferred tax liability as of January 8, 2026.

Segment Results of Operations - Comparisons of three-month periods ended March 31, 2026 and 2025

FIS reports its financial performance based on the following segments: Banking Solutions, Capital Market Solutions, and Corporate and Other.

Adjusted EBITDA is a measure of segment profit or loss reported to the chief operating decision maker, the Company's Chief Executive Officer and President, for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with FASB ASC 280, Segment Reporting. Adjusted EBITDA is defined as net earnings (loss) before net interest expense, net other income (expense), income tax provision (benefit), equity method investment earnings (loss), and depreciation and amortization, and excludes certain costs that do not constitute normal, recurring, cash operating expenses necessary to operate our business. These excluded costs generally consist of the purchase price amortization of acquired intangible assets, as well as acquisition, integration and certain other costs and asset impairments. Financial information, including details of Adjusted EBITDA, for each of our segments is set forth in Note 11 to the consolidated financial statements.

Banking Solutions

	Three months ended March 31,
			$	%
	2026	2025	Change	Change
	(In millions)
Revenue	$2,374	$1,633	$741	45%
Adjusted EBITDA	$1,038	$665	373	56
Adjusted EBITDA margin	43.7%	40.7%
Adjusted EBITDA margin basis points change	299

Three months ended March 31:

Revenue in our Banking segment increased 45% for the three months ended March 31, 2026, driven primarily by the revenue generated by the Issuer Solutions Business, which was acquired on January 9, 2026. Excluding the impact of the Issuer Solutions Business, Banking revenue grew 9%, driven by increases in recurring revenue and software license revenue, which were partially offset by a decline in professional services revenue.

Adjusted EBITDA increased year over year due to the acquisition of the Issuer Solutions Business. Excluding the impact of the Issuer Solutions Business, Adjusted EBITDA increased year over year primarily due to the revenue increases noted above, favorable revenue mix, and the impact of continued cost management. Adjusted EBITDA margin increased year over year due to the accretive impact of the Issuer Solutions Business, favorable revenue mix and continued cost management.

Capital Market Solutions

	Three months ended March 31,
			$	%
	2026	2025	Change	Change
	(In millions)
Revenue	$823	$787	$36	5%
Adjusted EBITDA	$424	$393	31	8
Adjusted EBITDA margin	51.6%	49.9%
Adjusted EBITDA margin basis points change	162

Three months ended March 31:

Revenue in our Capital Markets segment increased 5% for the three months ended March 31, 2026, driven primarily by recurring revenue which grew 4%, contributing 3% to the total segment revenue growth rate, largely from the implementation of new sales, favorable pricing and acquisitions. Foreign currency movements contributed 2% to the segment revenue growth rate, primarily driven by movement of the Pound Sterling and Swedish Krona.

Adjusted EBITDA increased year over year primarily due to the revenue increases noted above and continued cost management. Adjusted EBITDA margin increased year over year primarily due to operating leverage on increased revenues and cost management.

Corporate and Other

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes other operating income recorded in connection with our TSA with Worldpay and the Global Payments rTSA, as well as results of operations from certain non-strategic businesses.

	Three months ended March 31,
			$	%
	2026	2025	Change	Change
	(In millions)
Revenue	$98	$112	$(14)	(12)%
Adjusted EBITDA	$(158)	$(100)	(58)	57

Three months ended March 31:

Revenue in our Corporate and Other segment decreased 12% for the three months ended March 31, 2026, primarily due to the divestiture of a non-strategic business during the first quarter of 2025.

Adjusted EBITDA decreased compared to the prior year primarily due to higher personnel-related expenses and lower margins resulting from a decline in revenue from non-strategic businesses.

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

As of March 31, 2026, the Company had $3.5 billion of available liquidity, including $755 million of cash and cash equivalents and $2.7 billion of capacity available under its revolving credit facilities. Approximately $442 million of cash and cash equivalents is held by our foreign entities. A portion of our domestic cash and cash equivalents relates to net deposits-in-transit, which are typically settled within a few business days. Debt outstanding totaled $21.1 billion, with an effective weighted average interest rate of 3.7%. We intend to continue to maintain investment-grade debt ratings.

The Issuer Solutions Acquisition was funded through a combination of cash consideration and the 2026 Worldpay Minority Interest Sale. The cash consideration was financed with new debt, which was refinanced with senior notes in March 2026, resulting in higher expected future cash interest payments.

We believe that our current level of cash and cash equivalents plus cash flows from operations will be sufficient to fund our operating cash requirements, capital expenditures and debt service payments for the next 12 months and the foreseeable future.

A regular quarterly dividend of $0.44 per common share is payable on June 25, 2026, to shareholders of record as of the close of business on June 11, 2026. We currently expect to continue to pay quarterly dividends targeting dividend-per-share growth aligned to adjusted earnings-per-share growth. However, the amount, declaration and payment of future dividends are at the discretion of the Board of Directors and depend on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

In August 2024, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $3.0 billion in aggregate value of shares of our common stock. Repurchases under the program may be made from time to time at management's discretion through open-market purchases, privately negotiated transactions, or pursuant to Rule 10b5-1 plans. The program does not have an expiration date and may be suspended, amended or discontinued at any time. During the quarter ended March 31, 2026, the Company repurchased approximately 0.4 million shares for approximately $30 million. As of March 31, 2026, approximately $1.8 billion remained available for repurchase under the program. Following the closing of the Issuer Solutions Acquisition, the Company has temporarily curtailed repurchases under this program and may resume at management's discretion, taking into account our target leverage ratio.

Cash Flows from Operations

Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization and other non-cash items, including asset impairments. Cash flows from operations were $713 million and $457 million for the three-month periods ended March 31, 2026 and 2025, respectively. Cash flows from operations increased $256 million during the three months ended March 31, 2026, primarily due to improved operating performance.

Cash Flows from Investing

Our principal investing activity relates to capital expenditures for software (purchased and internally developed) and property and equipment. We invested approximately $261 million and $233 million in capital expenditures (excluding purchases of certain hardware and software subject to financing or other long-term payment arrangements) during the three-month periods ended March 31, 2026 and 2025, respectively. We expect to continue investing in software and in property and equipment to support our business.

We also invest in acquisitions that complement and extend our existing solutions and capabilities and provide additional solutions to our portfolio, and we dispose of assets that are no longer considered strategic. We used approximately $7.9 billion and $1 million of cash (net of cash acquired) for new acquisitions during the three-month periods ended March 31, 2026 and 2025, respectively. In the first three months of 2025, in connection with the conveyance of RealNet to Buyer as part of the 2024 Worldpay Sale, we divested approximately $1.4 billion in cash, cash equivalents and restricted cash included in current assets held for sale at the date of transfer. While we expect to continue to invest in acquisitions as part of our strategy to add solutions to help win new clients and cross-sell to existing clients, the Company expects to limit further investment in acquisitions to accelerate deleveraging until it returns to its target leverage ratio.

We received regular cash distributions from Worldpay pursuant to the terms of a Limited Liability Company Operating Agreement until the completion of the 2026 Worldpay Minority Interest Sale. During the three months ended March 31, 2026 and 2025, we received distributions of $32 million and $44 million, respectively, from Worldpay recorded as investing cash flows.

Cash flows from investing also occasionally include cash received or paid relative to other activities that are not regularly recurring in nature.

Cash Flows from Financing

Cash flows from financing principally involve borrowing funds, repaying debt, repurchasing shares and paying dividends. For information regarding the Company's debt and financing activity, see "Risk Factors—Risks Related to Our Indebtedness" in Item 1A and "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K filed on February 24, 2026, and "Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk" in Item 3 below as well as Notes 7 and 8 to the consolidated financial statements.

Contractual Obligations

There were no material changes in our contractual obligations through the three months ended March 31, 2026, in comparison to the table included in our Annual Report on Form 10-K for the year ended December 31, 2025, except as disclosed in Notes 7 and 8 to the consolidated financial statements.

Recent Accounting Pronouncements
There have been no material changes to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025. No recently adopted accounting pronouncements had a material impact on our consolidated financial statements or disclosures.

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

Our fixed rate senior notes (as included in Note 7 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of March 31, 2026. Excluding unamortized discounts and the fair value basis adjustments due to interest rate swaps described below, the carrying value of our senior notes was $16.9 billion as of March 31, 2026. The fair value of our fixed-rate senior notes was approximately $16.1 billion as of March 31, 2026. The potential reduction in fair value of the fixed-rate senior notes from a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to our EUR floating rate senior notes and borrowings under our U.S. commercial paper program, Euro-commercial paper program, and revolving credit facilities (as included in Note 7 to the consolidated financial statements) (collectively, "variable-rate debt"). The variable rate risk on USD floating rate senior notes are hedged using interest rate swaps as cash flow hedges (see Note 8). At March 31, 2026, our weighted-average cost of debt was 3.7%, with a weighted-average maturity of 4.0 years, and 77% of our debt was fixed rate, and the remaining 23% was variable-rate debt, inclusive of fair value basis adjustments due to interest rate swaps. A 100 basis-point increase in the weighted-average interest rate on our variable-rate debt as of March 31, 2026, would have increased our annual interest expense by $48 million. We performed the foregoing sensitivity analysis based solely on the outstanding balance of our variable-rate debt as of March 31, 2026. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on the outstanding balance of our variable-rate debt as of March 31, 2025, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $13 million.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. We generated approximately $481 million and $307 million during the three months ended March 31, 2026 and 2025, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Indian Rupee, Brazilian Real, Australian Dollar, Swedish Krona, and Canadian Dollar. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three months ended March 31, 2026 and 2025 (in millions):

	Three months ended March 31,
Currency	2026	2025
Pound Sterling	$25	$11
Euro	9	7
Rupee	2	1
Real	2	2
Australian Dollar	2	2
Swedish Krona	2	2
Canadian Dollar	2	1
Total increase or decrease	$44	$26

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

We completed the Issuer Solutions Acquisition on January 9, 2026 (see Note 1 of the Notes to Condensed consolidated financial statements). The scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures did not include the internal controls over financial reporting of the Issuer Solutions Business. This exclusion is in accordance with the SEC Staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. The Issuer Solutions Business represented approximately 18% of our gross revenue for the quarter ended March 31, 2026. Total assets of the acquired business as of March 31, 2026, represented approximately 32% of total consolidated assets, consisting principally of goodwill, software and other intangible assets.

In connection with the closing of the Issuer Solutions Acquisition, we are in the process of integrating internal controls over significant processes specific to the acquisition that we believe are appropriate and necessary in consideration of the level of related integration. As the post-closing integration continues, we will continue to review the internal controls and processes of the Issuer Solutions Business and may take further steps to integrate such controls and processes with those of the Company.

Other than this ongoing integration there have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1A. Risk Factors

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, for a detailed discussion of risk factors affecting the Company. There have been no material changes in the risk factors described therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended March 31, 2026:

			Total cost of shares
			purchased as part of
	Total		publicly announced	Remaining
	shares purchased (1)	Average price	plans or programs (1)	Authorization (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
January 1-31, 2026	0.4	$66.88	$30.0	$1,792
February 1-28, 2026	—		—	$1,792
March 1-31, 2026	—		—	$1,792
	0.4		$30.0

(1)In August 2024, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $3.0 billion in aggregate value of shares of our common stock. Repurchases under the program may be made from time to time at management's discretion through open market purchases, privately negotiated transactions, or pursuant to Rule 10b5-1 plans. The program does not have an expiration date, and may be suspended, amended or discontinued at any time. As of March 31, 2026, approximately $1.8 billion remained available for repurchase under the program.

On March 17, 2026, the Company issued approximately 1.3 million shares of its common stock to certain sellers as non‑cash consideration in connection with a business acquisition. The shares were issued in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and no cash proceeds were received by the Company.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the period covered by this report, none of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 6. Exhibits

		Incorporated by Reference
Exhibit			SEC File			Filed/ Furnished
No.	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
4.1	Indenture, dated March 10, 2026, by and among FIS, certain other parties thereto and Regions Bank, as	8-K	001-16427	4.1	3/10/2026
4.2	First Supplemental Indenture, dated March 10, 2026, between FIS and Regions Bank, as trustee.	8-K	001-16427	4.2	3/10/2026
4.3	Second Supplemental Indenture, dated March 10, 2026, between FIS and Regions Bank, as trustee.	8-K	001-16427	4.3	3/10/2026
4.4	Third Supplemental Indenture, dated March 10, 2026, between FIS and Regions Bank, as trustee.	8-K	001-16427	4.4	3/10/2026
4.5	Indenture, dated March 10, 2026, by and among FIS, certain other parties thereto and U.S. Bank Trust Company, National Association, as	8-K	001-16427	4.5	3/10/2026
4.6	First Supplemental Indenture, dated March 10, 2026, between FIS and U.S. Bank Trust Company, National Association, as trustee. Indenture, dated March 10, 2026, by and among FIS, certain other parties thereto and U.S. Bank Trust	8-K	001-16427	4.6	3/10/2026
4.7	Second Supplemental Indenture, dated March 10, 2026, between FIS and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-16427	4.7	3/10/2026
4.8	Third Supplemental Indenture, dated March 10, 2026, between FIS and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-16427	4.8	3/10/2026
4.9	Form of 4.450% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.2 above).	8-K	001-16427	4.9	3/10/2026
4.10	Form of 4.550% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.3 above).	8-K	001-16427	4.1	3/10/2026
4.11	Form of Floating Rate Senior Notes due 2029 (included as Exhibit A to Exhibit 4.4 above).	8-K	001-16427	4.11	3/10/2026
4.12	Form of 4.800% Senior Notes due 2031 (included as Exhibit A to Exhibit 4.8 above).	8-K	001-16427	4.12	3/10/2026
4.13	Form of Floating Rate Senior Notes due 2028 (included as Exhibit A to Exhibit 4.6 above).	8-K	001-16427	4.13	3/10/2026
4.14	Form of 3.450% Senior Notes due 2030 (included as Exhibit A to Exhibit 4.7 above).	8-K	001-16427	4.14	3/10/2026
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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 8, 2026	By:	/s/ James Kehoe
James Kehoe
Chief Financial Officer

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: May 8, 2026	By:	/s/ Alexandra Brooks
Alexandra Brooks
Chief Accounting Officer (Principal Accounting Officer)