Form 10-Q
period 2026-06-30
Fidelity National Information Services, Inc.
filed 2026-08-04
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of July 31, 2026, 515,705,917 shares of the Registrant's Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2026

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$744	$599
Settlement assets	624	515
Trade receivables, net of allowance for credit losses of $29 and $24, respectively	2,413	1,944
Other receivables	203	432
Receivable from related party	—	39
Prepaid expenses and other current assets	1,290	959
Total current assets	5,274	4,488
Property and equipment, net	1,140	691
Goodwill	25,026	17,762
Intangible assets, net	4,314	959
Software, net	5,238	2,876
Equity method investment	13	3,681
Other noncurrent assets	1,819	1,710
Deferred contract costs, net	1,282	1,321
Total assets	$44,106	$33,488
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$2,429	$2,097
Settlement payables	687	549
Deferred revenue	1,007	957
Short-term borrowings	4,226	2,729
Current portion of long-term debt	1,516	1,284
Total current liabilities	9,865	7,616
Long-term debt, excluding current portion	15,432	9,069
Deferred income taxes	883	1,215
Other noncurrent liabilities	1,885	1,686
Total liabilities	28,065	19,586

Equity:
FIS stockholders' equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding as of June 30, 2026, and December 31, 2025	—	—
Common stock $0.01 par value, 750 shares authorized, 640 and 636 shares issued as of June 30, 2026, and December 31, 2025, respectively	6	6
Additional paid in capital	47,501	47,317
(Accumulated deficit) retained earnings	(20,578)	(22,718)
Accumulated other comprehensive earnings (loss)	(587)	(504)
Treasury stock, $0.01 par value, 124 and 122 common shares as of June 30, 2026, and December 31, 2025, respectively, at cost	(10,304)	(10,202)
Total FIS stockholders' equity	16,038	13,899
Noncontrolling interest	3	3
Total equity	16,041	13,902
Total liabilities and equity	$44,106	$33,488
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Loss)
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$3,377	$2,616	$6,671	$5,148
Cost of revenue	2,203	1,664	4,390	3,317
Gross profit	1,174	952	2,281	1,831
Selling, general, and administrative expenses	684	572	1,289	1,130
Asset impairments	—	—	104	2
Other operating (income) expense, net (including related-party transactions of $28 and $56 for the three- and six-month periods ended June 30, 2025, respectively)	(17)	(28)	(41)	(56)
Operating income	507	408	929	755
Other income (expense):
Interest expense, net	(200)	(110)	(397)	(190)
Other income (expense), net	(12)	(159)	23	(195)
Total other income (expense), net	(212)	(269)	(374)	(385)
Earnings (loss) before income taxes and equity method investment earnings (loss)	295	139	555	370
Provision (benefit) for income taxes	63	10	170	93
Equity method investment earnings (loss), net of tax	—	(598)	2,214	(669)
Net earnings (loss)	232	(469)	2,599	(392)
Net (earnings) loss attributable to noncontrolling interest	(1)	(1)	(1)	(1)
Net earnings (loss) attributable to FIS	$231	$(470)	$2,598	$(393)

Net earnings (loss) per share-basic attributable to FIS	$0.45	$(0.90)	$5.03	$(0.75)
Weighted average shares outstanding-basic	516	525	516	527
Net earnings (loss) per share-diluted attributable to FIS	$0.45	$(0.90)	$5.03	$(0.75)
Weighted average shares outstanding-diluted	517	525	517	527
Amounts in table may not sum or calculate due to rounding.
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Net earnings (loss)	$232	$(469)	$2,599	$(392)
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustments	(16)	219	(131)	321
Change in fair value of net investment hedges	34	(487)	166	(674)
Change in fair value of cash flow hedges	4	—	7	—
Excluded components of fair value hedges	38	1	36	(68)
Share of equity method investment other comprehensive earnings (loss)	—	165	—	240
Reclassification to net earnings (loss) of accumulated other comprehensive earnings (loss) related to equity method investment upon sale	—	—	(147)	—
Other adjustments	1	1	1	17
Other comprehensive earnings (loss), before tax	61	(101)	(68)	(164)
Provision for income tax (expense) benefit related to items of other comprehensive earnings (loss)	(20)	83	(15)	129
Other comprehensive earnings (loss), net of tax	41	(18)	(83)	(35)
Comprehensive earnings (loss)	273	(487)	2,516	(427)
Net (earnings) loss attributable to noncontrolling interest	(1)	(1)	(1)	(1)
Comprehensive earnings (loss) attributable to FIS	$272	$(488)	$2,515	$(428)
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and six months ended June 30, 2026
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, March 31, 2026	640	(123)	$6	$47,444	$(20,581)	$(628)	$(10,264)	$3	$15,980
Issuance of restricted stock	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	(1)	—	—	—	—	(40)	—	(40)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	57	—	—	—	—	57
Cash dividends declared ($0.44 per share per quarter) and other distributions	—	—	—	—	(228)	—	—	(1)	(229)
Net earnings (loss)	—	—	—	—	231	—	—	1	232
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	41	—	—	41
Balances, June 30, 2026	640	(124)	$6	$47,501	$(20,578)	$(587)	$(10,304)	$3	$16,041

			Amount
			FIS Stockholders
						Accumulated
	Number of shares			Additional		other
	Common	Treasury	Common	paid in	Retained	comprehensive	Treasury	Noncontrolling	Total
	shares	shares	stock	capital	earnings	earnings (loss)	stock	interest	equity
Balances, December 31, 2025	636	(122)	$6	$47,317	$(22,718)	$(504)	$(10,202)	$3	$13,902
Issuance of restricted stock	4	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	(2)	—	—	—	—	(70)	—	(70)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(32)	—	(32)
Stock-based compensation	—	—	—	101	—	—	—	—	101
Cash dividends declared ($0.44 per share per quarter) and other distributions	—	—	—	—	(458)	—	—	(1)	(459)
Other	—	—	—	83	—	—	—	—	83
Net earnings (loss)	—	—	—	—	2,598	—	—	1	2,599
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(83)	—	—	(83)
Balances, June 30, 2026	640	(124)	$6	$47,501	$(20,578)	$(587)	$(10,304)	$3	$16,041

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - (Unaudited) (In millions)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net earnings (loss)	$2,599	$(392)
Adjustment to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,294	936
Amortization of debt issuance costs	25	29
Asset impairments	104	2
(Gain) loss on sale of businesses, investments and other	(2)	100
Stock-based compensation	101	96
(Gain) loss from equity method investment	(2,214)	669
Deferred income taxes	(13)	(42)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	(132)	(142)
Receivable from related party	38	40
Settlement activity	15	1
Prepaid expenses and other assets	(160)	65
Deferred contract costs	(170)	(180)
Deferred revenue	(14)	5
Accounts payable, accrued liabilities and other liabilities	(264)	(348)
Net cash provided by operating activities	1,207	839
Cash flows from investing activities:
Additions to property and equipment	(76)	(76)
Additions to software	(441)	(375)
Cash divested from sale of business	—	(1,417)
Acquisitions, net of cash acquired	(7,859)	(197)
Coupon payments on interest rate swaps	(64)	(64)
Distributions from equity method investments	32	66
Other investing activities, net	(69)	(63)
Net cash provided by (used in) investing activities	(8,477)	(2,126)
Cash flows from financing activities:
Borrowings	62,297	24,757
Repayment of borrowings and other financing arrangements	(54,186)	(23,832)
Debt issuance costs	(65)	(27)
Treasury stock activity	(119)	(824)
Net proceeds from stock issued under stock-based compensation plans	1	8
Dividends paid	(460)	(432)
Other financing activities, net	(7)	—
Net cash provided by (used in) financing activities	7,461	(350)
Net cash provided by (used in) operating activities from discontinued operations (1)	—	208
Effect of foreign currency exchange rate changes on cash	(21)	64
Net increase (decrease) in cash, cash equivalents and restricted cash	170	(1,365)
Cash, cash equivalents and restricted cash, beginning of period	599	1,946
Cash, cash equivalents and restricted cash, end of period	$769	$581
Supplemental cash flow information:
Cash paid for interest	$351	$229
Cash paid for income taxes	$439	$411
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

(1)    As discussed in Note 1, the Company completed the 2024 Worldpay Sale on January 31, 2024. Certain assets included as part of the 2024 Worldpay Sale did not convey until the first quarter of 2025 after receiving all required regulatory approvals. These assets generated cash flows from discontinued operations but did not generate any net earnings from discontinued operations during the three or six months ended June 30, 2025.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unless stated otherwise or the context otherwise requires, all references to "FIS," "we," "our," "us," the "Company" or the "registrant" are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries.

(1)    Basis of Presentation

The unaudited financial information included in this report includes the accounts of FIS and its subsidiaries and has been prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

We continued to account for our non-controlling 45% equity interest in Worldpay using the equity method of accounting through the closing date of the 2026 Worldpay Minority Interest Sale. Upon closing, we recorded a preliminary estimated pre-tax gain of $2.2 billion based on the excess of the net selling price over the carrying value of the Worldpay equity method investment as of the date of closing, adjusted for the impact of our share of Worldpay's cumulative translation adjustments recorded in accumulated other comprehensive earnings (loss). The estimated gain remains subject to change based on the resolution of post-closing purchase price adjustments, and the final gain could differ materially from the current estimate.

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

Additional reclassifications were made in the 2025 consolidated financial statements to conform to the 2026 presentation. Specifically, acquisition, integration and other costs presented in Note 11, "Segment Information," were reclassified into updated categories, and prior-year comparative amounts were reclassified to conform to current-period presentation.

Amounts in tables in the financial statements and accompanying footnotes may not sum or calculate due to rounding.
Recently Adopted Accounting Guidance
No recently adopted accounting pronouncements had a material impact on our consolidated financial statements or disclosures.
Recent Accounting Guidance Not Yet Adopted

There have been no material changes to the Company's assessment of recently issued accounting pronouncements from that disclosed in the Company's Annual Report on Form 10‑K for the year ended December 31, 2025.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The ASU improves the financial accounting for and disclosure of environmental credits and environmental credit obligations by establishing a comprehensive framework for entities that generate, purchase, or receive environmental credits. This guidance is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The amendments are required to be applied using a modified retrospective approach through a cumulative-effect adjustment to beginning retained earnings, if applicable. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

(2)    Equity Method Investment

As discussed in Note 1, the Company completed the 2024 Worldpay Sale on January 31, 2024, retaining a non-controlling equity interest in Worldpay. We accounted for our 45% minority ownership in Worldpay using the equity method of accounting. Beginning on February 1, 2024, the Company's share of the net income of Worldpay and our investor-level tax impact is reported as Equity method investment earnings (loss), net of tax, in the consolidated statements of earnings (loss). We received distributions from Worldpay of $0 million and $22 million during the three months, and $32 million and $66 million during the six months, ended June 30, 2026 and 2025, respectively, which are recorded in Distributions from equity method investments in the consolidated statements of cash flows.

As also discussed in Note 1, on January 9, 2026, FIS completed its previously announced sale of its remaining equity interests in Worldpay for a pre-tax amount of $5.8 billion, net of transaction fees and other costs. We continued to account for our non-controlling 45% equity interest in Worldpay using the equity method of accounting through the closing date of the transaction. As a result of the 2026 Worldpay Minority Interest Sale, we recorded as part of Equity method investment earnings (loss) an estimated pre-tax gain of $2.2 billion in the first quarter of 2026, representing the excess of the net selling price over the carrying value of the Worldpay equity method investment as of the date of closing, adjusted for the impact of our share of Worldpay's cumulative translation adjustments recorded in accumulated other comprehensive earnings (loss). In addition, we recorded as part of Equity method investment earnings (loss) estimated tax expense of $44 million in the first quarter of 2026, which is net of the reversal of our Worldpay equity method investment deferred tax liability as of January 8, 2026. Post-closing purchase price adjustments and completion of other purchase agreement provisions in connection with the 2026 Worldpay Minority Interest Sale could result in further adjustments to the estimated gain on sale. The final gain could differ materially from the current estimate. The final tax due also remains subject to change based on the excess of sales proceeds over the tax basis and other factors, including the final consideration allocation for tax purposes.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Summary Worldpay financial information is as follows (in millions):

	Three months	Six months
	ended	ended
Statement of Earnings (Loss)	June 30, 2025	June 30, 2025
Revenue	$1,487	$2,768
Gross profit	$721	$1,333
Earnings (loss) before income taxes	$(119)	$(300)
Net earnings (loss) attributable to Worldpay	$(140)	$(357)
FIS share of net earnings (loss) attributable to Worldpay, net of tax (1)	$(598)	$(669)

(1)For the three and six months ended June 30, 2025, this amount is net of $(533) million and $(511) million, respectively, of investor-level tax (expense) benefit, as well as intra-entity eliminations for timing differences between the Company and Worldpay's recognition of profits and losses on related-party transactions. The investor-level tax for the three and six months ended June 30, 2025, includes $539 million of expense related to deferred taxes recognized following the Company's decision to sell its remaining interest in Worldpay.

Balance Sheet	December 31, 2025
Current assets	$8,744
Noncurrent assets	$15,642
Current liabilities	$6,643
Noncurrent liabilities	$9,419

Continuing Involvement with Discontinued Operations and Related-Party Transactions

Following the January 9, 2026, sale of its remaining ownership interest in Worldpay, the Company no longer has an equity interest in, or related-party relationship with, Worldpay. Comparative period information is presented to reflect related-party activity during periods in which Worldpay was a related party.

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

During the three and six months ended June 30, 2025, while Worldpay remained a related party, third-party pass-through costs of $22 million and $42 million, respectively, were incurred under the TSA and were netted against the equal and offsetting reimbursement amounts due from Worldpay. Additionally, during the three and six months ended June 30, 2025, net TSA services income of $28 million and $56 million, respectively, was recognized in Other operating (income) expense, net, with approximately two-thirds of the corresponding expense recorded in Cost of revenue and the remainder recorded in Selling, general and administrative expense in the consolidated statements of earnings (loss). Revenue earned from various commercial services provided to Worldpay during the three and six months ended June 30, 2025, was $38 million and $73 million, respectively. During those same periods, the Company collected net cash of $82 million and $233 million, respectively, related to agreements with Worldpay. As of December 31, 2025, amounts associated with the TSA included payables to Worldpay of $24 million in Accounts payable, accrued and other liabilities on the consolidated balance sheet.

Prior to the 2024 Worldpay Sale, the Company issued standby letters of credit and made parental guarantees (collectively "Guarantees") in the ordinary course of its business to various counterparties on behalf of certain former subsidiaries included in the 2024 Worldpay Sale, including a guarantee of a liability that a Worldpay subsidiary owes to the former owners of Worldpay Group plc (the "CVR Liability"). Effective upon the closing of the 2026 Worldpay Minority Interest Sale, FIS and Worldpay agreed to maintain these Guarantees through December 31, 2026, affording Worldpay time to arrange for alternatives to the Guarantees. Worldpay's aggregate amount of borrowing capacity under the standby letters of credit guaranteed by FIS

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

was $289 million and $294 million as of June 30, 2026, and December 31, 2025, respectively. As of June 30, 2026, and December 31, 2025, there were no amounts drawn under the standby letters of credit. As of June 30, 2026, and December 31, 2025, Worldpay's CVR Liability due on October 12, 2027, was $378 million. There is no limitation to the maximum potential future payments under the other remaining Guarantees, and such maximum potential amount of future payments under the other remaining Guarantees cannot be estimated due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each agreement. As of June 30, 2026, there are no amounts drawn under any of the Guarantees. In the event a Worldpay subsidiary were to default on a performance obligation covered by the Guarantees, the Company could be required to make payment or be subject to claims; however, in any such case, Worldpay is required under the terms of the agreement governing the 2024 Worldpay Sale to fully reimburse and indemnify the Company. The Company considers the likelihood of incurring a loss under the Guarantees to be remote, and no amounts have been accrued with respect to these Guarantees.

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

Upon the terms and subject to the conditions set forth in the Transaction Agreement, FIS acquired the Issuer Solutions Business from Global Payments in exchange for FIS' $5.8 billion interest, net of taxes and other costs, in Worldpay and approximately $7.7 billion in cash. The cash payment amount remains subject to change based on the resolution of post-closing adjustments in respect of the respective purchase price for each of Worldpay and the Issuer Solutions Business. FIS also converted certain outstanding Global Payments equity awards into corresponding equity awards for shares of FIS common stock based on an exchange ratio in the Transaction Agreement designed to maintain the intrinsic value of the applicable awards immediately prior to conversion. FIS funded the cash portion of the transaction consideration through borrowings of $7.7 billion under senior unsecured term loans as part of the term facility entered into on May 1, 2025 (the "Term Facility"), as further described in Note 7. FIS repaid the Term Facility with new senior notes issued on March 10, 2026, and the Term Facility was terminated in accordance with its terms.

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

Our analyses used to assign fair values to assets acquired and liabilities assumed as of January 9, 2026, are ongoing and include evaluations of the facts and circumstances that existed as of that date and assessments of the economic characteristics of the acquired software and other intangibles. During the quarter ended June 30, 2026, the Company recognized measurement-period adjustments of $466 million, which were primarily related to changes in deferred taxes and the valuation of intangible

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

assets. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

The preliminary purchase price allocation as of June 30, 2026, is as follows (in millions):

Cash acquired	$147
Trade receivables	316
Prepaid expenses and other current assets, including settlement assets and other receivables	265
Property and equipment, net	445
Goodwill	6,997
Intangible assets	3,615
Software	2,282
Other noncurrent assets	193
Accounts payable, accrued and other liabilities, including settlement payables	(427)
Deferred revenue	(49)
Current portion of long-term debt	(79)
Long-term debt, excluding current portion	(31)
Deferred income taxes	(82)
Other non-current liabilities	(119)
Total purchase price	$13,473

The gross contractual amount of trade receivables acquired was approximately $325 million. The difference between that total and the provisional amount reflected above represents our best estimate at the acquisition date of the contractual cash flows not expected to be collected. This difference was derived using Issuer Solutions' historical bad debts, sales allowances and collection trends.

Approximately $5.5 billion of the goodwill recognized is expected to be deductible for U.S. federal income tax purposes.

Intangible assets consist primarily of customer relationship assets and trademarks with weighted average estimated useful lives of 10 years and 2 years, respectively, and provisional fair value amounts of $3,580 million and $35 million, respectively. Software consists primarily of developed technology, which has a weighted average estimated useful life of 7 years and a provisional fair value of $2,020 million.

Unaudited Supplemental Pro Forma Results Giving Effect to the Issuer Solutions Acquisition

Issuer Solutions' revenue and pre-tax income included in the consolidated statements of earnings (loss) were $666 million and $37 million, respectively, for the three month-period ended June 30, 2026, and $1,258 million and $72 million, respectively, for the period from January 9, 2026, through June 30, 2026.

Pursuant to ASC 805, the Company's unaudited supplemental pro forma results of operations for the three and six months ended June 30, 2026 and 2025, assuming the Issuer Solutions Acquisition had occurred as of January 1, 2025, are presented below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$3,377	$3,231	$6,727	$6,361
Net earnings (loss) attributable to FIS	$261	$65	$448	$2,250

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

•adjustment to equity method investment earnings (loss), net of tax of $2,206 million for the six months ended June 30, 2025, to reflect the gain on the 2026 Worldpay Minority Interest Sale, which represents the remeasurement of FIS' remaining Worldpay equity interest to fair value and the non-cash consideration transferred for the Issuer Solutions Acquisition; and

•a reduction in selling, general, and administrative expenses for the three and six months ended June 30, 2026, of $8 million and $12 million, respectively, and an increase in selling, general, and administrative expenses for the six months ended June 30, 2025, of $49 million, for acquisition-related transaction costs.

Other 2026 Business Combinations

During the first six months of 2026, the Company completed the acquisition of two additional businesses for aggregate consideration of approximately $505 million, consisting of cash consideration, the issuance of approximately 1.3 million shares of FIS common stock, and contingent consideration with an estimated acquisition-date fair value of $110 million. The contingent consideration consists of potential future cash payments based on the achievement of implemented revenue targets, with an aggregate potential amount ranging from $0 to $834 million and periodic payments, if any, occurring through the second quarter of 2033. These acquisitions were accounted for as business combinations. The results of operations and financial position of the acquired businesses are included in the consolidated financial statements subsequent to the closing of each acquisition.

The Company recorded provisional allocations of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, consisting primarily of $93 million in customer relationships and $92 million in software assets. The Company also recorded approximately $366 million of goodwill, representing the excess of the purchase consideration over the provisional fair value of the net assets acquired. Goodwill consists primarily of expected synergies, including cross-selling opportunities and integration benefits, the assembled workforce, and future growth opportunities, none of which qualifies as separately identifiable intangible assets. The purchase price allocations are provisional as of June 30, 2026, and the Company expects to finalize them as soon as practicable, but no later than one year from the respective acquisition dates.

During the quarter ended June 30, 2026, the Company recognized measurement period adjustments that resulted in a $12 million decrease to goodwill, attributable in its entirety to a decrease in the estimated acquisition-date contingent consideration liability.

In connection with one of the acquisitions, the Company entered into an indemnification arrangement pursuant to which it may be required to make payments upon the occurrence of certain post‑closing events. The Company's maximum potential exposure under this arrangement is approximately $170 million. The Company believes the likelihood of any payments under this arrangement is remote; accordingly, no liability has been recorded as of June 30, 2026. The Company has obtained insurance coverage intended to mitigate potential losses associated with this indemnification; however, the Company remains primarily obligated under the arrangement.

2025 Business Combinations

During the year ended December 31, 2025, the Company completed the acquisition of two businesses for total consideration, net of cash acquired, of $586 million, consisting of initial cash payments of $571 million, net of cash acquired, and $15 million in estimated fair value of contingent consideration. These acquisitions were recorded as business combinations. The results of operations and financial position of the acquisitions are included in the consolidated financial statements subsequent to the closing of each acquisition. The Company recorded an allocation of the purchase price to tangible and

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

identifiable intangible assets acquired and liabilities assumed based on their fair values, consisting primarily of $163 million in customer relationships and $85 million in software assets. The Company also recorded $326 million of goodwill for the residual amount by which the purchase price exceeded the fair value of the net assets acquired. The purchase price allocation for one of the acquisitions remained provisional as of June 30, 2026, and the Company expects to finalize it as soon as practicable, but no later than one year from the acquisition date.

(4)    Revenue

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue. The tables also include a reconciliation of the disaggregated revenue with the Company's reportable segments. Prior-period amounts have been reclassified to conform to the new reportable segment presentation as discussed in Note 11.

For the three months ended June 30, 2026 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$2,070	$505	$63	$2,638
All others	413	305	21	739
Total	$2,483	$810	$84	$3,377

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,930	$415	$77	$2,422
Software maintenance	104	163	1	268
Other recurring	87	29	3	119
Total recurring	2,121	607	81	2,809

Software license	61	113	—	174
Professional services	155	87	3	245
Other non-recurring	146	3	—	149
Total	$2,483	$810	$84	$3,377

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended June 30, 2025 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,486	$472	$81	$2,039
All others	234	311	32	577
Total	$1,720	$783	$113	$2,616

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,282	$396	$96	$1,774
Software maintenance	91	157	1	249
Other recurring	70	22	5	97
Total recurring	1,443	575	102	2,120

Software license	46	98	—	144
Professional services	122	104	4	230
Other non-recurring	109	6	7	122
Total	$1,720	$783	$113	$2,616

For the six months ended June 30, 2026 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$4,050	$1,004	$137	$5,191
All others	807	629	44	1,480
Total	$4,857	$1,633	$181	$6,671

Type of Revenue:
Recurring revenue:
Transaction processing and services	$3,749	$831	$157	$4,737
Software maintenance	217	329	1	547
Other recurring	177	54	8	239
Total recurring	4,143	1,214	166	5,523

Software license	151	232	—	383
Professional services	289	182	4	475
Other non-recurring	274	5	11	290
Total	$4,857	$1,633	$181	$6,671

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended June 30, 2025 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$2,898	$973	$156	$4,027
All others	454	598	69	1,121
Total	$3,352	$1,571	$225	$5,148

Type of Revenue:
Recurring revenue:
Transaction processing and services	$2,512	$798	$192	$3,502
Software maintenance	180	310	2	492
Other recurring	135	45	10	190
Total recurring	2,827	1,153	204	4,184

Software license	67	206	—	273
Professional services	239	199	9	447
Other non-recurring	219	13	12	244
Total	$3,352	$1,571	$225	$5,148

Clients in the United Kingdom, Canada, Germany, Australia, India, and Ireland account for the majority of the revenue from clients based outside of the U.S. No individual country outside the U.S. accounted for more than 10% of total revenue for the three months and six months ended June 30, 2026 and 2025, respectively.

Contract Balances

The Company recognized revenue of $217 million and $207 million during the three months, and $585 million and $527 million during the six months ended June 30, 2026 and 2025, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2026, the Company estimates it will recognize approximately $25.0 billion of revenue from remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This amount excludes anticipated recurring renewals that are not yet contractually committed, as well as variable consideration related to Total Issuing™ Solutions contracts, which have remaining contractual terms similar to the Company's other processing arrangements but for which future processing volumes cannot be reasonably estimated; such amounts are allocated entirely to, and recognized in, the period in which the related processing services are performed. The Company estimates that approximately 34% of remaining performance obligations will be recognized over the next 12 months, approximately another 25% over the subsequent 13 to 24 months, and the remainder thereafter.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5)    Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

The Company records restricted cash in captions other than Cash and cash equivalents on the consolidated balance sheets. The reconciliation between Cash and cash equivalents on the consolidated balance sheets and Cash, cash equivalents and restricted cash per the consolidated statements of cash flows is as follows (in millions):

	June 30, 2026	December 31, 2025
Cash and cash equivalents on the consolidated balance sheets	$744	$599
Restricted cash, recorded within Prepaid expenses and other current assets	25	—
Total Cash, cash equivalents and restricted cash per the consolidated statements of cash flows	$769	$599

Settlement Assets

The principal components of the Company's settlement assets on the consolidated balance sheets are as follows (in millions):

	June 30, 2026	December 31, 2025
Settlement deposits	$282	$368
Settlement receivables	342	147
Total Settlement assets	$624	$515
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2026, and December 31, 2025, consists of the following (in millions):

	June 30, 2026	December 31, 2025
Contract assets	$392	$349
Prepaid maintenance	296	208
Other prepaid expenses	223	141
Other current assets	379	261
Total Prepaid expenses and other current assets	$1,290	$959

Intangible Assets, Software and Property and Equipment

The following table provides details of Intangible assets, Software and Property and equipment as of June 30, 2026, and December 31, 2025 (in millions):

	June 30, 2026			December 31, 2025
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Intangible assets	$6,423	$2,109	$4,314	$2,688	$1,729	$959
Software	$7,299	$2,061	$5,238	$4,689	$1,813	$2,876
Property and equipment	$2,684	$1,544	$1,140	$2,139	$1,448	$691

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of June 30, 2026, Intangible assets, net of amortization, includes $4.2 billion of customer relationships and $136 million of trademarks and other intangible assets. Amortization expense with respect to Intangible assets was $193 million and $159 million for the three months and $370 million and $314 million for the six months ended June 30, 2026 and 2025, respectively.

Amortization expense with respect to software was $312 million and $173 million for the three months, and $606 million and $341 million for the six months, ended June 30, 2026 and 2025, respectively.

There were no software impairments during the three months ended June 30, 2026, and $72 million of software impairments during the six months ended June 30, 2026, primarily related to product rationalization and strategic realignment initiatives. There were no software impairments during the three and six months ended June 30, 2025.
Depreciation expense for property and equipment was $62 million and $45 million for the three months, and $121 million and $89 million for the six months, ended June 30, 2026 and 2025, respectively.

Goodwill

Changes in goodwill during the six months ended June 30, 2026, are summarized below (in millions).

		Capital	Corporate
	Banking	Market	And
	Solutions	Solutions	Other	Total
Balance, December 31, 2025	$13,080	$4,662	$20	$17,762
Goodwill attributable to acquisitions	7,186	177	—	7,363
Reallocation due to segment realignment	(271)	255	16	—
Impairments	—	—	(16)	(16)
Foreign currency adjustments	(56)	(27)	—	(83)
Balance, June 30, 2026	$19,939	$5,067	$20	$25,026

We assess goodwill for impairment on an annual basis during the fourth quarter or more frequently if circumstances indicate potential impairment. We evaluated whether events and circumstances as of June 30, 2026, indicated potential impairment of our reporting units.

For our Banking and Capital Markets reporting units, we evaluated whether events or changes in circumstances occurred during the period that would require an interim goodwill impairment test. In performing this evaluation, we considered factors most likely to affect our reporting units' fair values. The factors examined involve use of management judgment and included, among others, (1) forecast revenue, growth rates, operating margins, and capital expenditures used to estimate future cash flows, (2) future economic and market conditions and (3) FIS' market capitalization, including consideration of declines in our share price and market capitalization during the three and six months ended June 30, 2026. Based on our triggering event assessment as of June 30, 2026, we concluded that it was not more likely than not that the fair value of any reporting unit was below its carrying amount. However, the estimated fair value of certain reporting units has become more sensitive to adverse changes in assumptions and market conditions than in prior periods. Accordingly, our conclusion is increasingly sensitive to further declines in our share price and market capitalization, as well as changes in assumptions used by market participants in estimating fair value, which we will continue to monitor to determine whether a quantitative goodwill impairment assessment is needed in a future period.

There were no goodwill impairments during the three months ended June 30, 2026, and $16 million of goodwill impairment during the six months ended June 30, 2026, related to certain non-strategic businesses in the Corporate and Other segment. There were no goodwill impairments during the three and six months ended June 30, 2025.

Equity Security Investments

The Company holds various equity securities without readily determinable fair values. These securities primarily represent strategic investments made by the Company, as well as investments obtained through acquisitions. Such investments totaled $194 million and $193 million at June 30, 2026, and December 31, 2025, respectively, and are included within Other noncurrent assets on the consolidated balance sheets. The Company accounts for these investments at cost, less impairment, and adjusts the carrying values for observable price changes from orderly transactions for identical or similar investments of the

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

same issuer. These adjustments are generally considered Level 2-type fair value measurements. The Company records realized and unrealized gains and losses on these investments, as well as impairment losses, as Other income (expense), net in the consolidated statements of earnings (loss) and recorded net gains (losses) of $(1) million and $(1) million for the three months and $(1) million and $(3) million for the six months ended June 30, 2026 and 2025, respectively, related to these investments.

Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities as of June 30, 2026, and December 31, 2025, consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Trade accounts payable	$318	$192
Accrued salaries and incentives	367	448
Derivatives	153	189
Accrued benefits and payroll taxes	121	121
Taxes other than income tax	97	126
Accrued interest payable	155	104
Operating lease liabilities	82	71
Related-party payables	—	24
Other accrued liabilities	1,136	822
Total Accounts payable, accrued and other liabilities	$2,429	$2,097

(6)    Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of June 30, 2026, and December 31, 2025, consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Contract origination costs	$761	$797
Contract fulfillment costs on implementations in progress	166	225
Contract fulfillment costs on completed implementations	355	299
Total Deferred contract costs, net	$1,282	$1,321

Amortization of deferred contract costs on completed implementations was $98 million and $105 million during the three months and $197 million and $192 million for the six months ended June 30, 2026 and 2025, respectively.

There were no impairment charges related to deferred contract cost assets during the three months ended June 30, 2026, and $14 million of impairment charges during the six months ended June 30, 2026, primarily associated with a non-strategic business. There were no such impairment charges during the three and six months ended June 30, 2025.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7)    Debt

Long-term debt as of June 30, 2026, and December 31, 2025, consisted of the following (in millions):

	June 30, 2026
		Weighted
		Average
	Interest	Interest		June 30,	December 31,
	Rates	Rate (1)	Maturities	2026	2025
Fixed Rate Notes
Senior USD Notes	1.7% - 5.6%	4.5%	2027 - 2052	$11,145	$6,094
Senior Euro Notes	1.0% - 3.5%	3.1%	2027 - 2039	4,420	3,963
Senior GBP Notes	2.3% - 3.4%	6.6%	2029 - 2031	225	229
Senior USD Floating Rate Notes (2)			2029	500	—
Senior Euro Floating Rate Notes (3)			2028	570	—
Revolving Credit Facility (4)		4.9%	2029	167	215
Incremental Revolving Credit Facility (5)			2027	—	—
Financing arrangements for certain hardware and software			2026 - 2030	213	116
Other (6)				(292)	(264)
Total long-term debt, including current portion				16,948	10,353
Current portion of long-term debt				(1,516)	(1,284)
Long-term debt, excluding current portion				$15,432	$9,069

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

Short-term borrowings as of June 30, 2026, and December 31, 2025, consisted of the following (in millions):

	June 30, 2026
	Weighted
	Average
	Interest		June 30,	December 31,
	Rate	Maturities	2026	2025
Euro-commercial paper notes ("ECP Notes")	2.4%	Up to 183 days	$114	$117
U.S. commercial paper notes ("USCP Notes")	4.0%	Up to 397 days	4,112	2,612
Total Short-term borrowings			$4,226	$2,729

The Company is a party to interest rate swaps that, prior to de-designation as fair value hedges during the quarter ended September 30, 2023, converted a portion of its fixed-rate debt to variable-rate debt. As a result of the de-designations, the final fair value basis adjustments recorded through the dates of de-designation as a decrease of the long-term debt are subsequently

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-term debt. The fair value basis adjustments reflected in Other in the long-term debt table above totaled $(173) million and $(192) million as of June 30, 2026, and December 31, 2025, respectively.

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

The Company has also entered into cross-currency interest rate swaps under which it agrees to receive interest in U.S. dollars in exchange for paying interest in a foreign currency. These are designated as net investment hedges. Although these cross-currency interest rate swaps are entered into as net investment hedges of its investments in certain of its non-U.S. subsidiaries, and not for the purpose of hedging interest rates, the benefit or cost of such hedges is reflected in interest expense in the consolidated statements of earnings (loss). As of June 30, 2026, the weighted average interest rate of the Company's outstanding debt was 4.2%, including the impact of fair value basis adjustments due to interest rate swaps, cross-currency interest rate swaps designated as fair value hedges, and interest rate swaps designated as cash flow hedges, but excluding the impact of cross-currency interest rate swaps designated as net investment hedges. Including the impact of the net investment hedge cross-currency interest rate swaps on interest expense, the weighted average interest rate of the Company's outstanding debt was 3.8%.

See Note 8 for further discussion of the Company's interest rate swaps and cross-currency interest rate swaps and related hedge designations.

The following table summarizes the amount of our long-term debt, including financing arrangements for certain hardware and software, as of June 30, 2026, based on maturity date.

Total
2026	$63
2027	1,710
2028	4,300
2029	3,534
2030	1,731
Thereafter	5,902
Total principal payments	17,240
Other debt per the long-term debt table	(292)
Total long-term debt, including current portion	$16,948

There are no mandatory principal payments on the revolving credit facilities, and any balance outstanding on the revolving credit facilities will be due and payable at the revolving credit facilities' respective scheduled maturity dates, which occur on September 27, 2029, for the Revolving Credit Facility and June 15, 2027, for the Incremental Revolving Credit Facility.

Senior Notes

On March 10, 2026, FIS issued and sold senior notes consisting of senior USD notes in an aggregate principal amount of $6.3 billion with interest rates of 4.45%, 4.55%, and 4.80% and maturities of 2028, 2029, and 2031; senior USD floating rate notes of $500 million with a maturity of 2029; senior Euro notes of €500 million with an interest rate of 3.45% and a maturity of 2030; and senior Euro floating rate notes of €500 million with a maturity of 2028. The proceeds from the debt issuance were used to repay short-term indebtedness under the Company's Term Facility incurred to finance the Issuer Solutions Acquisition, with remaining net proceeds used to repay borrowing outstanding under the Company's commercial paper programs during the first quarter of 2026.

On March 1, 2026, FIS repaid in full an aggregate principal amount of $1,250 million in its 1.15% Senior USD Notes at maturity.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Commercial Paper

The Company has a Euro commercial paper ("ECP") and a U.S. commercial paper ("USCP") program for the issuance and sale of senior, unsecured commercial paper notes, up to a combined maximum aggregate amount outstanding at any time of $7.0 billion. Borrowings are limited to the availability of funds under the revolving credit facilities, which backstop the commercial paper programs. The ECP and USCP programs are generally used for general corporate purposes.

Revolving Credit Facilities

On November 6, 2025, the Company amended its existing Revolving Credit Facility, increasing the total commitments from $4.5 billion to $6.0 billion. On November 6, 2025, FIS also entered into an Incremental Revolving Credit Facility that provides $1.0 billion in additional revolving credit commitments, with a scheduled maturity date of June 15, 2027. Proceeds from borrowings under this facility may be used for general corporate purposes, including working capital needs, repayment of existing indebtedness and to backstop the Company's commercial paper programs. As of June 30, 2026, the borrowing capacity under the revolving credit facilities was approximately $2.6 billion (net of $4.2 billion of capacity backstopping our commercial paper notes and $167 million of Revolving Credit Facility outstanding balance).

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

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $716 million and $619 million lower than the carrying value, excluding the fair value basis adjustments due to interest rate swaps and unamortized discounts, as of June 30, 2026, and December 31, 2025, respectively.

(8)    Financial Instruments

Cash Flow Hedges

During the quarter ended March 31, 2026, the Company entered into interest rate swaps with an aggregate notional amount of $500 million and designated the swaps as cash flow hedges of the variability in forecasted interest payments on its Senior USD Floating Rate Notes. Changes in the fair value of the swaps that are determined to be effective are recorded in Accumulated other comprehensive earnings (loss) ("AOCI") and are reclassified into Interest expense in the periods the hedged forecasted interest payments affect earnings. During the three and six months ended June 30, 2026, the Company recorded $4 million and $7 million, respectively, in Other comprehensive earnings (loss) related to these cash flow hedges and classified nil as Interest expense. Cash payments or receipts related to the periodic interest settlements of these swaps are reflected in operating activities in the consolidated statements of cash flows. The fair value of these swaps totaled assets of $7 million as of June 30, 2026.

Fair Value Hedges

The Company held fixed-to-variable interest rate swaps with aggregate notional amounts of $1,854 million and £925 million at both June 30, 2026, and December 31, 2025. Prior to the quarter ended September 30, 2023, these swaps were

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

designated as fair value hedges for accounting purposes, converting the interest rate exposure on certain of the Company's Senior Notes from fixed to variable. While designated as fair value hedges, changes in fair value of these interest rate swaps were recorded as an adjustment to long-term debt. During the quarter ended September 30, 2023, the Company de-designated these swaps as fair value hedges. As a result of the de-designations, the final fair value basis adjustments recorded through the dates of de-designation as a decrease of the long-term debt are subsequently amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-term debt. The remaining unamortized fair value basis adjustments recorded as a decrease of the long-term debt totaled $173 million and $192 million at June 30, 2026, and December 31, 2025, respectively. We amortized $10 million and $9 million of these balances as Interest expense during the three months, and $19 million and $18 million during the six months, ended June 30, 2026 and 2025, respectively (see Note 7).

Concurrently with the de-designations described above, the Company entered into new offsetting variable-to-fixed interest rate swaps. The Company held variable-to-fixed interest rate swaps with aggregate notional amounts of $1,854 million and £925 million at both June 30, 2026, and December 31, 2025. The Company accounts for the de-designated fixed-to-variable and offsetting variable-to-fixed interest rate swaps as economic hedges; as such, effective as of the de-designation dates, changes in interest rates associated with the variable leg of the interest rate swaps do not affect the interest expense recognized on a net basis, eliminating variable-rate risk on the fixed-to-variable interest rate swaps. The terms of the new interest rate swaps when matched against the terms of the existing fixed-to-variable interest rate swaps result in a net fixed coupon spread payable by the Company. The impact of the go-forward changes in fair values of the new and existing interest rate swaps, including the impact of the coupons, is recorded as Other income (expense), net pursuant to accounting for economic hedges and totaled $(6) million and $(27) million for the three months and $(1) million and $(45) million for the six months ended June 30, 2026 and 2025, respectively. The coupon payments are recorded within Cash flows from investing activities in the consolidated statements of cash flows and totaled $64 million and $64 million in cash outflows for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, and December 31, 2025, the aggregate fair value of the Company's new and existing interest rate swaps included derivative assets of $15 million and $15 million and liabilities of $(454) million and $(517) million, respectively.

The Company held fixed-for-fixed cross-currency interest rate swaps with aggregate notional amounts of approximately €3,375 million associated with its Senior Euro Notes and £170 million associated with its Senior GBP Notes at both June 30, 2026, and December 31, 2025, to hedge its exposure to foreign currency risk. These swaps are designated as fair value hedges for accounting purposes. The aggregate fair value of these outstanding cross-currency interest rate swaps totaled assets of $197 million and $278 million and liabilities of $0 million and $0 million at June 30, 2026, and December 31, 2025, respectively. Changes in the swap fair values attributable to changes in spot foreign currency exchange rates are recorded in Other income (expense), net and totaled $(32) million and $324 million for the three months, and $(116) million and $478 million for the six months, ended June 30, 2026 and 2025, respectively. This amount offset the impact of changes in spot foreign currency exchange rates on the Senior GBP Notes and Senior Euro Notes also recorded to Other income (expense), net during the hedge period. Changes in swap fair values attributable to excluded components, such as changes in fair value due to forward foreign currency exchange rates and cross-currency basis spreads, are recorded in Accumulated other comprehensive earnings (loss) ("AOCI"). The Company recorded $38 million and $1 million for the three months, and $36 million and $(68) million for the six months, ended June 30, 2026 and 2025, respectively, through Other comprehensive earnings (loss) for the changes in swap fair values attributable to excluded components. The amounts recorded in AOCI generally affect net earnings (loss) through Interest expense using the amortization approach. The Company recognized Interest expense of $10 million and $10 million during the three months, and $21 million and $22 million during the six months, ended June 30, 2026 and 2025, respectively, using the amortization approach.

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Foreign currency-denominated debt designations	$10	$(20)	$12	$(28)
Cross-currency interest rate swap designations	15	(340)	111	(470)
Total	$25	$(360)	$123	$(498)

Foreign Currency-Denominated Debt Designations

The Company designates certain foreign currency-denominated debt as net investment hedges. An aggregate of €1,000 million and €0 million of Senior Euro Notes with maturities ranging from 2028 to 2030 was designated as a net investment hedge of the Company's investment in Euro-denominated operations as of June 30, 2026, and December 31, 2025, respectively. An aggregate of €100 million of ECP Notes was designated as a net investment hedge of the Company's investment in Euro-denominated operations as of both June 30, 2026, and December 31, 2025.

Cross-Currency Interest Rate Swap Designations

The Company designates certain cross-currency interest rate swaps as net investment hedges. As of June 30, 2026, and December 31, 2025, an aggregate notional amount of €6,295 million and €6,045 million was designated as a net investment hedge of the Company's investment in Euro-denominated operations, respectively. The cross-currency interest rate swap fair values totaled assets of $28 million and $5 million and liabilities of $(364) million and $(490) million as of June 30, 2026, and December 31, 2025, respectively.

During the six months ended June 30, 2026 and 2025, there were no net cash payments or receipts from the settlement of the cross‑currency interest rate swaps.

Contingent Consideration

The Company has contingent consideration obligations in connection with a business combination. The fair value of the related liabilities was $105 million as of June 30, 2026, estimated using a valuation model that incorporates significant unobservable inputs, including projected financial performance, volatility assumptions, and a risk-adjusted discount rate. During the three and six months ended June 30, 2026, changes in the estimated fair value of the contingent consideration resulted in a gain of $5 million, which was recorded in Other income (expense), net in the consolidated statement of earnings (loss).

(9)    Commitments and Contingencies

Securities and Shareholder Matters

On March 6, 2023, a putative class action was filed in the United States District Court for the Middle District of Florida by a shareholder of the Company. The action was consolidated with another action and the consolidated case is now captioned In re Fidelity National Information Services, Inc. Securities Litigation. Lead plaintiffs were appointed, and a consolidated amended complaint was filed on August 2, 2023. The consolidated amended complaint named the Company and certain of its current and former officers as defendants and sought damages for alleged violations of federal securities laws in connection with our disclosures relating to our former Merchant Solutions segment, including with respect to its valuation, integration, and synergies. On September 30, 2024, the court denied the defendants' motion to dismiss. In the fourth quarter of 2025, the parties filed a joint stipulation voluntarily dismissing the claims against Stephanie Ferris. Also in the fourth quarter of 2025, the parties reached an agreement to settle the matter. The settlement amount is expected to be substantially paid by insurance and is not expected to materially impact our results of operations or financial condition. On December 19, 2025, the plaintiffs filed a motion for preliminary approval of the settlement. The court entered a preliminary approval order on February 18, 2026, and granted final approval of the settlement at a hearing on July 9, 2026.

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

(10)    Net Earnings (Loss) per Share

The basic weighted average shares and common stock equivalents for the three and six months ended June 30, 2026 and 2025, were computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes net earnings (loss) and net earnings (loss) per share attributable to FIS for the three and six months ended June 30, 2026 and 2025 (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net earnings (loss) attributable to FIS	$231	$(470)	$2,598	$(393)
Weighted average shares outstanding-basic	516	525	516	527
Plus: Common stock equivalent shares	1	—	1	—
Weighted average shares outstanding-diluted	517	525	517	527
Net earnings (loss) per share-basic attributable to FIS	$0.45	$(0.90)	$5.03	$(0.75)
Net earnings (loss) per share-diluted attributable to FIS	$0.45	$(0.90)	$5.03	$(0.75)

The diluted net loss per share for the three and six months ended June 30, 2025, did not include the effect of common stock equivalent shares of 2 million and 2 million, respectively, because the effect would have been anti-dilutive. Options to purchase approximately 4 million and 5 million shares of our common stock during the three months and 4 million and 5 million during the six months ended June 30, 2026 and 2025, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

In August 2024, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $3.0 billion in aggregate value of shares of our common stock. Repurchases under the program may be made from time to time at management's discretion through open-market purchases, privately negotiated transactions, or pursuant to Rule 10b5-1 plans. The program does not have an expiration date and may be suspended, amended or discontinued at any time. During the three and six months ended June 30, 2026, the Company repurchased 1.0 million shares for $42 million and 1.4 million shares for $72 million, respectively. As of June 30, 2026, approximately $1.7 billion remained available for repurchase under the program.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025 (1)	2026	2025 (1)

M&A transaction and integration expenses	$63	$71	$118	$102
Enterprise transformation initiatives	172	64	265	178
Other	2	17	3	26
Total (2)	$237	$152	$386	$306
(1)2025 amounts have been reclassified to conform to current-period presentation.
(2)During the three and six months ended June 30, 2026 and 2025, the Company incurred severance and related termination benefit costs totaling $107 million and $135 million and $46 million and $105 million, respectively, related primarily to its enterprise transformation initiatives and made corresponding cash payments of $21 million and $67 million and $38 million and $78 million, respectively. These amounts are included in Selling, general, and administrative expenses in the consolidated statements of earnings (loss). These costs are accounted for in accordance with ASC 712, Compensation–Nonretirement Postemployment Benefits. The Company continues to evaluate its organizational structure and expects to incur additional severance costs in the second half of 2026.

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

•Allocated costs, which consist primarily of shared infrastructure and related operational personnel costs, as well as leveraged sales personnel costs, that are allocated to Banking and Capital Markets from Corporate and Other according to estimated usage; and

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•Other costs, which consist primarily of the cost of third-party consulting and advisory services, employee travel and training, marketing, insurance, and bad debt, offset by TSA and Global Payments rTSA services income.

Summarized financial information for the Company's segments is shown in the following tables. The Company does not evaluate performance or allocate resources based on segment asset data; therefore, such information is not presented.

For the three months ended June 30, 2026 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$2,483	$810	$84	$3,377
Direct cost of revenue	(430)	(67)	13	(484)
Net personnel costs	(499)	(180)	(338)	(1,017)
Infrastructure costs	(128)	(10)	(196)	(334)
Allocated costs	(203)	(121)	324	—
Other costs	(87)	(12)	(34)	(133)
Adjusted EBITDA	$1,136	$420	$(147)	$1,409

Adjusted EBITDA				$1,409
Depreciation and amortization				(344)
Purchase accounting amortization				(321)
Acquisition, integration and other costs				(237)
Interest expense, net				(200)
Other income (expense), net				(12)
(Provision) benefit for income taxes				(63)
Net earnings attributable to noncontrolling interest				(1)
Net earnings (loss) attributable to FIS				$231
Capital expenditures (1)	$210	$81	$10	$301
Depreciation and amortization (including purchase accounting amortization)	$138	$108	$419	$665

(1) Capital expenditures include $45 million of certain hardware and software purchases subject to financing or other long-term payment arrangements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended June 30, 2025 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$1,720	$783	$113	$2,616
Direct cost of revenue	(276)	(49)	(16)	(341)
Net personnel costs	(406)	(195)	(317)	(918)
Infrastructure costs	(62)	(25)	(154)	(241)
Allocated costs	(171)	(98)	269	—
Other costs	(49)	(7)	(19)	(75)
Adjusted EBITDA	$756	$409	$(124)	$1,041

Adjusted EBITDA				$1,041
Depreciation and amortization				(309)
Purchase accounting amortization				(172)
Acquisition, integration and other costs				(152)
Interest expense, net				(110)
Other income (expense), net				(159)
(Provision) benefit for income taxes				(10)
Equity method investment earnings (loss)				(598)
Net earnings attributable to noncontrolling interest				(1)
Net earnings attributable to FIS				$(470)
Capital expenditures (1)	$142	$89	$7	$238
Depreciation and amortization (including purchase accounting amortization)	$165	$105	$211	$481

(1) Capital expenditures include $20 million of certain hardware and software purchases subject to financing or other long-term payment arrangements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended June 30, 2026 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$4,857	$1,633	$181	$6,671
Direct cost of revenue	(837)	(119)	(4)	(960)
Net personnel costs	(1,023)	(368)	(703)	(2,094)
Infrastructure costs	(255)	(32)	(372)	(659)
Allocated costs	(412)	(246)	658	—
Other costs	(156)	(23)	(66)	(245)
Adjusted EBITDA	$2,174	$845	$(306)	$2,713

Adjusted EBITDA				$2,713
Depreciation and amortization				(683)
Purchase accounting amortization				(611)
Acquisition, integration and other costs				(386)
Asset impairments				(104)
Interest expense, net				(397)
Other income (expense), net				23
(Provision) benefit for income taxes				(170)
Equity method investment earnings (loss), net of tax				2,214
Net earnings attributable to noncontrolling interest				(1)
Net earnings (loss) attributable to FIS common stockholders				$2,598
Capital expenditures (1)	$483	$225	$17	$725
Depreciation and amortization (including purchase accounting amortization)	$500	$234	$560	$1,294

(1) Capital expenditures include $208 million of certain hardware and software purchases subject to financing or other long-term payment arrangements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended June 30, 2025 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$3,352	$1,571	$225	$5,148
Direct cost of revenue	(535)	(102)	(34)	(671)
Net personnel costs	(823)	(399)	(654)	(1,876)
Infrastructure costs	(122)	(47)	(307)	(476)
Allocated costs	(359)	(205)	564	—
Other costs	(92)	(16)	(18)	(126)
Adjusted EBITDA	$1,421	$802	$(224)	$1,999

Adjusted EBITDA				$1,999
Depreciation and amortization				(596)
Purchase accounting amortization				(340)
Acquisition, integration and other costs				(306)
Asset impairments				(2)
Interest expense, net				(190)
Other income (expense), net				(195)
(Provision) benefit for income taxes				(93)
Equity method investment earnings (loss), net of tax				(669)
Net earnings attributable to noncontrolling interest				(1)
Net earnings attributable to FIS common stockholders				$(393)
Capital expenditures (1)	$324	$203	$21	$548
Depreciation and amortization (including purchase accounting amortization)	$327	$208	$401	$936

(1) Capital expenditures include $97 million of certain hardware and software purchases subject to financing or other long-term payment arrangements.

Long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaled $1,104 million and $857 million as of June 30, 2026, and December 31, 2025, respectively. These assets are predominantly located in the United Kingdom, Ireland, Germany, Australia, India and Sweden.

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

Actual results, performance or achievement could differ materially from these forward-looking statements. The risks and uncertainties to which forward-looking statements are subject include the following, without limitation:

•changes in general economic, business and political conditions, a recession, intensified or expanded international hostilities, acts of terrorism, fluctuations in rates of inflation or interest, effects of announced or future tariff increases and any resulting regulatory changes in global trade relations and changes in consumer or business confidence;
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

Business Trends and Conditions

Revenue Sources and Markets

Our revenue from continuing operations is primarily derived from a combination of technology and processing solutions, transaction processing fees, professional services and software license fees. While we are a global company and do business around the world, the majority of our revenue is generated by clients in the U.S. The majority of our international revenue is generated by clients in the United Kingdom, Canada, Germany, Australia, India, and Ireland. In addition, the majority of our revenue has historically been recurring under multi-year Banking and Capital Markets contracts that contribute relative stability to our revenue stream. These solutions, in general, are considered critical to our clients' operations. Professional services revenue is typically non-recurring, though recognition often occurs over time rather than at a point in time. Sales of software licenses are typically non-recurring with point-in-time recognition and are less predictable.

Economic Trends

We continue to experience relatively stable sales cycles and levels of client activity across our businesses. While inflation remains elevated on a multi-year basis, recent inflation levels in our primary markets have moderated compared to the peak levels observed over the past several years. However, we have experienced, and continue to experience, significant cost increases from vendors, and market conditions limit our ability to fully offset these increases through pricing actions. Relatively high interest rates have had, and may continue to have, a negative impact on our interest expense. During 2024, we used a portion of the net proceeds from the 2024 Worldpay Sale to repay our borrowings under our commercial paper programs and reduce our long-term debt, which decreased our interest expense from previous levels. However, we incurred approximately $7.7 billion of new debt upon closing of the Issuer Solutions Acquisition in the first quarter of 2026, as further discussed in Note 7 to the consolidated financial statements, which will increase our interest expense in 2026. Given the volatility of exchange rates and the mix of currencies involved in both revenues and expenses, the direction and magnitude of future effects of currency fluctuations are uncertain. We continue to monitor the potential impacts of recently enacted and potential future tariff regimes in the U.S. and internationally. As of June 30, 2026, tariffs have not had a significant impact on our financial condition or results of operations.

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

Digital One Platform

Consumer preference, particularly in younger generations, continues to shift to digital-first banking solutions. It is increasingly clear that a priority for our clients is to provide a unified, engaging and inclusive banking experience powered by digital capabilities across all channels and customer activities. Our Digital One platform helps our clients, from top-tier large financial institutions with over $10 billion in assets to top-tier and mid-tier community banks, provide a set of modern digital solutions to support all customer types, including retail consumers, sole proprietors, small businesses and large corporations, through any channel, including desktop, tablet, smartphone, and branch. The uniform customer experience extends to support a broad range of financial services including opening new accounts, servicing existing accounts, money movement, and personal financial management, as well as other consumer, small business and commercial banking capabilities. The Digital One platform is host-agnostic, and our digital suite has been enabled across multiple FIS core banking platforms, including IBS, Horizon, Modern Banking Platform, AffinityEdge, and Systematics, in addition to non-FIS platforms run by banking financial institutions that demand market-leading digital capabilities.

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

Consolidated Results of Operations - Comparisons of three-month and six-month periods ended June 30, 2026 and 2025

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2026	2025	Change	Change	2026	2025	Change	Change
	(In millions)				(In millions)
Revenue	$3,377	$2,616	$761	29%	$6,671	$5,148	$1,523	30%
Cost of revenue	(2,203)	(1,664)	(539)	32	(4,390)	(3,317)	(1,073)	32
Gross profit	1,174	952	222	23	2,281	1,831	450	25
Gross profit margin	35%	36%			34%	36%
Selling, general and administrative expenses	(684)	(572)	(112)	20	(1,289)	(1,130)	(159)	14
Asset impairments	—	—	—	NM	(104)	(2)	(102)	NM
Other operating (income) expense, net (including related-party transactions of $28 and $56 for the three- and six-month periods ended June 30, 2025, respectively)	(17)	(28)	11	NM	(41)	(56)	15	NM
Operating income	$507	$408	99	24	$929	$755	174	23
Operating margin	15%	16%			14%	15%
NM = Not meaningful

Revenue

Revenue for the three and six months ended June 30, 2026, increased primarily due to the revenue generated by the Issuer Solutions Business, which was acquired on January 9, 2026. See "Segment Results of Operations" below for a more detailed explanation.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue for the three and six months ended June 30, 2026, increased primarily due to expenses associated with the acquisition of the Issuer Solutions Business. Gross profit for the three and six months ended June 30, 2026, increased primarily driven by the revenue increases noted above. Gross profit margin for the three and six months ended June 30, 2026, decreased due to the dilutive impact of the Issuer Solutions Business, including the amortization of acquired intangible assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended June 30, 2026, increased primarily due to the expenses of the Issuer Solutions Business, which was acquired on January 9, 2026, partially offset by the benefits of continued cost management.

Asset Impairments

There were no asset impairments during the three months ended June 30, 2026. Asset impairments for the six months ended June 30, 2026, were primarily related to software impairment charges, which were driven by the rationalization of certain software assets following a strategic realignment.

Other Operating (Income) Expense, Net

Under the terms of the TSA and the Global Payments rTSA, during the three- and six-month periods ended June 30, 2026 and 2025, the Company provided technology and other support services to Worldpay and Global Payments. The income received for these services is recorded in Other operating (income) expense, net, and the corresponding expenses are recognized in Cost of revenue and Selling, general and administrative expense in the consolidated statements of earnings (loss). Net TSA income decreased from 2025 to 2026 primarily as a result of winding down certain of the TSA services, partially offset by the commencement of the Global Payments rTSA services.

Operating Income and Operating Margin

The change in operating income and operating margin for the three and six months ended June 30, 2026, resulted from the revenue and cost variances noted above.

Total Other Income (Expense), Net

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2026	2025	Change	Change	2026	2025	Change	Change
Other income (expense):	(In millions)				(In millions)
Interest expense, net	$(200)	$(110)	$(90)	82%	$(397)	$(190)	$(207)	109%
Other income (expense), net	(12)	(159)	147	NM	23	(195)	218	NM
Total other income (expense), net	$(212)	$(269)	57	NM	$(374)	$(385)	11	NM
NM = Not meaningful

Interest expense (net) for the three and six months ended June 30, 2026, increased primarily due to a $7.7 billion increase in borrowings used to fund the Issuer Solutions Acquisition.

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

The three-month period ended June 30, 2026, included the impact of changes in the fair value of interest rate swaps accounted for as economic hedges, foreign currency transaction remeasurement gains and losses, offset by a gain related to a change in the estimated fair value of acquisition related contingent consideration. The six-month period ended June 30, 2026, primarily included gains related to changes in the estimated fair value of acquisition-related contingent consideration. The three- and six-month periods ended June 30, 2025, included primarily the impact of a $(108) million write-off of the contingent consideration included as part of the 2024 Worldpay Sale, which write-off was triggered by the Transaction Agreement, and a change in the fair value of interest rate swaps accounted for as economic hedges, as well as foreign currency transaction remeasurement losses.

Provision (Benefit) for Income Taxes

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2026	2025	Change	Change	2026	2025	Change	Change
	(In millions)				(In millions)
Provision (benefit) for income taxes	$63	$10	$53	NM	$170	$93	$77	NM
Effective tax rate	21%	7%			31%	25%
NM = Not meaningful

The increase in the effective tax rate for the three months ended June 30, 2026, was primarily driven by one-time discrete items in the comparative period that had a disproportionately large impact on the effective tax rate due to lower pre-tax earnings in the period ended June 30, 2025. For the six months ended June 30, 2026, the increase in the effective tax rate is primarily due to one-time discrete costs relating to a recent tax law development in one of our foreign jurisdictions. As described in Note 2 to the consolidated financial statements, the Company reflects its investor-level tax impact relating to equity method investments as a component of Equity method investment earnings (loss), net of tax in the consolidated statements of earnings (loss). Therefore, equity method investment earnings (loss) and the related investor-level tax are excluded from the calculation of FIS' annual effective tax rate.

Equity Method Investment Earnings (Loss)

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2026	2025	Change	Change	2026	2025	Change	Change
	(In millions)				(In millions)
Equity method investment earnings (loss), net of tax	$—	$(598)	$598	NM	$2,214	$(669)	$2,883	NM
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

Segment Results of Operations - Comparisons of three- and six-month periods ended June 30, 2026 and 2025

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

Banking Solutions

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2026	2025	Change	Change	2026	2025	Change	Change
	(In millions)				(In millions)
Revenue	$2,483	$1,720	$763	44%	$4,857	$3,352	$1,505	45%
Adjusted EBITDA	$1,136	$756	380	50	$2,174	$1,421	$753	53
Adjusted EBITDA margin	45.8%	44.0%			44.8%	42.4%
Adjusted EBITDA margin basis points change	179				237

Three months ended June 30:

Revenue in our Banking segment increased 44% for the three months ended June 30, 2026, primarily due to the revenue generated by the Issuer Solutions Business, which was acquired on January 9, 2026. Excluding the impact of the Issuer Solutions Business, Banking revenue grew 6%, driven by increases in recurring revenue and software license revenue.

Adjusted EBITDA increased year over year due to the acquisition of the Issuer Solutions Business. Excluding the impact of the Issuer Solutions Business, Adjusted EBITDA increased year over year primarily due to the revenue increases noted above, favorable revenue mix, and the impact of continued cost management. Adjusted EBITDA margin increased year over year due to the accretive impact of the Issuer Solutions Business, operating leverage on increased revenues, and cost management.

Six months ended June 30:

Revenue in our Banking segment increased 45% for the six months ended June 30, 2026, primarily due to the revenue generated by the Issuer Solutions Business, which was acquired on January 9, 2026. Excluding the impact of the Issuer Solutions Business, Banking revenue grew 7%, driven by increases in recurring revenue and software license revenue, which were partially offset by a decline in professional services revenue.

Adjusted EBITDA increased year over year due to the acquisition of the Issuer Solutions Business. Excluding the impact of the Issuer Solutions Business, Adjusted EBITDA increased year over year primarily due to the revenue increases noted above, favorable revenue mix, and the impact of continued cost management. Adjusted EBITDA margin increased year over year due to the accretive impact of the Issuer Solutions Business, favorable revenue mix and cost management.

Capital Market Solutions

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2026	2025	Change	Change	2026	2025	Change	Change
	(In millions)				(In millions)
Revenue	$810	$783	$27	3%	$1,633	$1,571	$62	4%
Adjusted EBITDA	$420	$409	11	3	$845	$802	43	5
Adjusted EBITDA margin	51.9%	52.2%			51.7%	51.1%
Adjusted EBITDA margin basis points change	(32)				65

Three months ended June 30:

Revenue in our Capital Markets segment increased 3% for the three months ended June 30, 2026, driven primarily by recurring revenue which grew 5%, contributing 4% to the total segment revenue growth rate, largely from the implementation of new sales, favorable pricing, and acquisitions. Non-recurring revenue contributed 1% to the total segment growth rate, primarily due to higher software license revenue compared to the prior year, and was offset by lower professional services revenue, which contributed (2%) to segment growth.

Adjusted EBITDA increased year over year primarily due to the revenue impacts noted above. Adjusted EBITDA margin decreased year over year primarily due to higher labor costs and the timing of certain customer-related expenses in the quarter.

Six months ended June 30:

Revenue in our Capital Markets segment increased 4% for the six months ended June 30, 2026, driven primarily by recurring revenue which grew 4%, contributing 3% to the total segment revenue growth rate, largely from the implementation of new sales, favorable pricing, and acquisitions. Non-recurring revenue contributed 1% to the total segment growth rate, primarily due to higher software license revenue compared to the prior year, and was offset by lower professional services revenue, which contributed (1%) to segment growth. Foreign currency movements contributed 1% to the segment revenue growth rate, primarily driven by the movement of the Pound Sterling and Swedish Krona.

Adjusted EBITDA increased year over year primarily due to the revenue impacts noted above and cost management. Adjusted EBITDA margin increased year over year primarily due to operating leverage on increased revenues and cost management.

Corporate and Other

The Corporate and Other segment results consist of selling, general and administrative expenses and depreciation and intangible asset amortization not otherwise allocated to the reportable segments. Corporate and Other also includes other operating income recorded in connection with our TSA with Worldpay and the Global Payments rTSA as well as results of operations from certain non-strategic businesses.

	Three months ended June 30,				Six months ended June 30,
			$	%			$	%
	2026	2025	Change	Change	2026	2025	Change	Change
	(In millions)				(In millions)
Revenue	$84	$113	$(29)	(26)%	$181	$225	$(44)	(20)%
Adjusted EBITDA	$(147)	$(124)	(23)	19	$(306)	$(224)	(82)	37

Three months ended June 30:

Revenue in our Corporate and Other segment decreased 26% for the three months ended June 30, 2026, primarily due to the run-off of certain non-strategic businesses.

Adjusted EBITDA decreased compared to the prior year primarily due to the decline in revenue from non-strategic businesses noted above.

Six months ended June 30:

Revenue in our Corporate and Other segment decreased 20% for the six months ended June 30, 2026, primarily due to the run-off of certain non-strategic businesses.

Adjusted EBITDA decreased compared to the prior year due to the decline in revenue from non-strategic businesses noted above and higher personnel-related expenses.

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

As of June 30, 2026, the Company had $3.4 billion of available liquidity, including $744 million of cash and cash equivalents and $2.6 billion of capacity available under its revolving credit facilities. Approximately $447 million of cash and cash equivalents is held by our foreign entities. A portion of our domestic cash and cash equivalents relates to net deposits-in-

transit, which are typically settled within a few business days. Debt outstanding totaled $21.2 billion, with an effective weighted average interest rate of 3.8%. We intend to continue to maintain investment-grade debt ratings.

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

A regular quarterly dividend of $0.44 per common share is payable on September 25, 2026, to shareholders of record as of the close of business on September 11, 2026. We currently expect to continue to pay quarterly dividends targeting dividend-per-share growth aligned to adjusted earnings-per-share growth. However, the amount, declaration and payment of future dividends are at the discretion of the Board of Directors and depend on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

In August 2024, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $3.0 billion in aggregate value of shares of our common stock. Repurchases under the program may be made from time to time at management's discretion through open market purchases, privately negotiated transactions, or pursuant to Rule 10b5-1 plans. The program does not have an expiration date and may be suspended, amended or discontinued at any time. During the quarter ended June 30, 2026, the Company repurchased approximately 1.0 million shares for approximately $42 million. As of June 30, 2026, approximately $1.7 billion remained available for repurchase under the program. Following the closing of the Issuer Solutions Acquisition, the Company has temporarily curtailed repurchases under this program and may resume at management's discretion, taking into account our target leverage ratio.

Cash Flows from Operations

Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization and other non-cash items, including asset impairments. Cash flows from operations were $1,207 million and $839 million for the six-month periods ended June 30, 2026 and 2025, respectively. Cash flows from operations increased $368 million during the six months ended June 30, 2026, primarily due to improved operating performance.

Cash Flows from Investing

Our principal investing activity relates to capital expenditures for software (purchased and internally developed) and property and equipment. We invested approximately $517 million and $451 million in capital expenditures (excluding purchases of certain hardware and software subject to financing or other long-term payment arrangements) during the six-month periods ended June 30, 2026 and 2025, respectively. We expect to continue investing in software and in property and equipment to support our business.

We also invest in acquisitions that complement and extend our existing solutions and capabilities and provide additional solutions to our portfolio, and we dispose of assets that are no longer considered strategic. We used approximately $7,859 million and $197 million of cash (net of cash acquired) for new acquisitions during the six-month periods ended June 30, 2026 and 2025, respectively. In the first half of 2025, in connection with the conveyance of RealNet to Buyer as part of the 2024 Worldpay Sale, we divested approximately $1.4 billion in cash, cash equivalents and restricted cash included in current assets held for sale at the date of transfer. While we expect to continue to invest in acquisitions as part of our strategy to add solutions to help win new clients and cross-sell to existing clients, the Company expects to limit further investment in acquisitions to accelerate deleveraging until it returns to its target leverage ratio.

We received regular cash distributions from Worldpay pursuant to the terms of a Limited Liability Company Operating Agreement until the completion of the 2026 Worldpay Minority Interest Sale. During the six months ended June 30, 2026 and 2025, we received distributions of $32 million and $66 million, respectively, from Worldpay recorded as investing cash flows.
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

Contractual Obligations

There were no material changes in our contractual obligations through the six months ended June 30, 2026, in comparison to the table included in our Annual Report on Form 10-K for the year ended December 31, 2025, except as disclosed in Notes 7 and 8 to the consolidated financial statements.

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

Our fixed rate senior notes (as included in Note 7 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of June 30, 2026. Excluding unamortized discounts and the fair value basis adjustments due to interest rate swaps described below, the carrying value of our senior notes was $16.9 billion as of June 30, 2026. The fair value of our fixed-rate senior notes was approximately $16.1 billion as of June 30, 2026. The potential reduction in fair value of the fixed-rate senior notes from a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to our EUR floating rate senior notes and borrowings under our U.S. commercial paper program, Euro-commercial paper program, and revolving credit facilities (as included in Note 7 to the consolidated financial statements) (collectively, "variable-rate debt"). The variable-rate risk on USD floating rate senior notes is hedged using interest rate swaps as cash flow hedges (see Note 8). At June 30, 2026, our weighted-average cost of debt was 3.8%, with a weighted-average maturity of 3.8 years, and 76% of our debt was fixed rate, and the remaining 24% was variable-rate debt, inclusive of fair value basis adjustments due to interest rate swaps. A 100 basis-point increase in the weighted-average interest rate on our variable-rate debt as of June 30, 2026, would have increased our annual interest expense by $50 million. We performed the foregoing sensitivity analysis based solely on the outstanding balance of our variable-rate debt as of June 30, 2026. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on the outstanding balance of our variable-rate debt as of June 30, 2025, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $17 million.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. We generated approximately $490 million and $313 million during the three months and $971 million and $619 million during the six months ended June 30, 2026 and 2025, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Australian Dollar, Swedish Krona, Brazilian Real, Swiss Franc and Canadian Dollar. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three months ended June 30,		Six months ended June 30,
Currency	2026	2025	2026	2025
Pound Sterling	$25	$12	$50	$23
Euro	8	7	17	13
Real	2	1	4	3
Australian Dollar	3	2	5	5
Swedish Krona	2	2	4	4
Swiss Franc	2	1	3	3
Canadian Dollar	2	1	4	2
Total increase or decrease	$44	$26	$87	$53

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

We completed the Issuer Solutions Acquisition on January 9, 2026 (see Notes 1 and 3 of the Notes to Condensed consolidated financial statements). The scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures did not include the internal controls over financial reporting of the Issuer Solutions Business. This exclusion is in accordance with the SEC Staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. The Issuer Solutions Business represented approximately 19% of our gross revenue for the quarter ended June 30, 2026. Total assets of the acquired business as of June 30, 2026, represented approximately 33% of total consolidated assets, consisting principally of goodwill, software and other intangible assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended June 30, 2026:

			Total cost of shares
			purchased as part of
	Total		publicly announced	Remaining
	shares purchased (1)	Average price	plans or programs (1)	Authorization (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
April 1-30, 2026	—		$—	$1,792
May 1-31, 2026	0.8	$42.57	32.7	$1,759
June 1-30, 2026	0.2	$39.68	9.1	1,750
	1.0		$41.8

(1)In August 2024, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $3.0 billion in aggregate value of shares of our common stock. Repurchases under the program may be made from time to time at management's discretion through open market purchases, privately negotiated transactions, or pursuant to Rule 10b5-1 plans. The program does not have an expiration date, and may be suspended, amended or discontinued at any time. As of June 30, 2026, approximately $1.7 billion remained available for repurchase under the program.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 4, 2026	By:	/s/ James Kehoe
James Kehoe
Chief Financial Officer

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: August 4, 2026	By:	/s/ Alexandra Brooks
Alexandra Brooks
Chief Accounting Officer (Principal Accounting Officer)