Form 10-Q
period 2026-09-30
Fidelity National Information Services, Inc.
filed 2026-11-04
CIK 1136893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of November 2, 2026, 515,470,244 shares of the Registrant's Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2026

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$740	$599
Settlement assets	587	515
Trade receivables, net of allowance for credit losses of $33 and $24, respectively	2,357	1,944
Other receivables	247	432
Receivable from related party	—	39
Prepaid expenses and other current assets	1,294	959
Total current assets	5,225	4,488
Property and equipment, net	1,103	691
Goodwill	25,002	17,762
Intangible assets, net	4,127	959
Software, net	5,119	2,876
Equity method investment	13	3,681
Other noncurrent assets	1,840	1,710
Deferred contract costs, net	1,306	1,321
Total assets	$43,735	$33,488
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$2,361	$2,097
Settlement payables	638	549
Deferred revenue	939	957
Short-term borrowings	3,904	2,729
Current portion of long-term debt	1,732	1,284
Total current liabilities	9,574	7,616
Long-term debt, excluding current portion	15,133	9,069
Deferred income taxes	832	1,215
Other noncurrent liabilities	1,965	1,686
Total liabilities	27,504	19,586

Equity:
FIS stockholders' equity:
Preferred stock $0.01 par value; 200 shares authorized, none issued and outstanding as of September 30, 2026, and December 31, 2025	—	—
Common stock $0.01 par value, 750 shares authorized, 640 and 636 shares issued as of September 30, 2026, and December 31, 2025, respectively	6	6
Additional paid in capital	47,545	47,317
(Accumulated deficit) retained earnings	(20,452)	(22,718)
Accumulated other comprehensive earnings (loss)	(544)	(504)
Treasury stock, $0.01 par value, 124 and 122 common shares as of September 30, 2026, and December 31, 2025, respectively, at cost	(10,327)	(10,202)
Total FIS stockholders' equity	16,228	13,899
Noncontrolling interest	3	3
Total equity	16,231	13,902
Total liabilities and equity	$43,735	$33,488
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Loss)
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$3,454	$2,717	$10,126	$7,865
Cost of revenue	2,175	1,689	6,566	5,006
Gross profit	1,279	1,028	3,560	2,859
Selling, general, and administrative expenses	627	584	1,916	1,713
Asset impairments	—	2	104	4
Other operating (income) expense, net (including related-party transactions of $14 and $70 for the three- and nine-month periods ended September 30, 2025, respectively)	(8)	(15)	(50)	(70)
Operating income	660	457	1,590	1,212
Other income (expense):
Interest expense, net	(199)	(90)	(596)	(279)
Other income (expense), net	(14)	8	8	(188)
Total other income (expense), net	(213)	(82)	(588)	(467)
Earnings (loss) before income taxes and equity method investment earnings (loss)	447	375	1,002	745
Provision (benefit) for income taxes	90	87	260	179
Equity method investment earnings (loss), net of tax	—	(23)	2,214	(692)
Net earnings (loss)	357	265	2,956	(126)
Net (earnings) loss attributable to noncontrolling interest	(1)	(1)	(2)	(2)
Net earnings (loss) attributable to FIS	$356	$264	$2,954	$(128)

Net earnings (loss) per share-basic attributable to FIS	$0.69	$0.51	$5.72	$(0.24)
Weighted average shares outstanding-basic	516	521	516	525
Net earnings (loss) per share-diluted attributable to FIS	$0.69	$0.50	$5.71	$(0.24)
Weighted average shares outstanding-diluted	517	523	517	525
Amounts in table may not sum or calculate due to rounding.
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Net earnings (loss)	$357	$265	$2,956	$(126)
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustments	(12)	(47)	(143)	274
Change in fair value of net investment hedges	67	21	233	(653)
Change in fair value of cash flow hedges	8	—	16	—
Excluded components of fair value hedges	(4)	(33)	31	(101)
Share of equity method investment other comprehensive earnings (loss)	—	(53)	—	187
Reclassification to net earnings (loss) of accumulated other comprehensive earnings (loss) related to equity method investment upon sale	—	—	(147)	—
Other adjustments	2	2	2	20
Other comprehensive earnings (loss), before tax	61	(110)	(8)	(273)
Provision for income tax (expense) benefit related to items of other comprehensive earnings (loss)	(18)	17	(32)	145
Other comprehensive earnings (loss), net of tax	43	(93)	(40)	(128)
Comprehensive earnings (loss)	400	172	2,916	(254)
Net (earnings) loss attributable to noncontrolling interest	(1)	(1)	(2)	(2)
Comprehensive earnings (loss) attributable to FIS	$399	$171	$2,914	$(256)
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and nine months ended September 30, 2026
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of Shares			Additional		Other
	Common	Treasury	Common	Paid In	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Stock	Stock	Capital	Earnings	Earnings	Stock	Interest	Total
Balances, June 30, 2026	640	(124)	$6	$47,501	$(20,578)	$(587)	$(10,304)	$3	$16,041
Issuance of restricted stock	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	(23)	—	(23)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	44	—	—	—	—	44
Cash dividends declared ($0.44 per share per quarter) and other distributions	—	—	—	—	(230)	—	—	(1)	(231)
Net earnings (loss)	—	—	—	—	356	—	—	1	357
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	43	—	—	43
Balances, September 30, 2026	640	(124)	$6	$47,545	$(20,452)	$(544)	$(10,327)	$3	$16,231

			Amount
			FIS Stockholders
						Accumulated
	Number of Shares			Additional		Other
	Common	Treasury	Common	Paid In	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Stock	Stock	Capital	Earnings	Earnings	Stock	Interest	Equity
Balances, December 31, 2025	636	(122)	$6	$47,317	$(22,718)	$(504)	$(10,202)	$3	$13,902
Issuance of restricted stock	4	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	(2)	—	—	—	—	(92)	—	(92)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(33)	—	(33)
Stock-based compensation	—	—	—	145	—	—	—	—	145
Cash dividends declared ($0.44 per share per quarter) and other distributions	—	—	—	—	(688)	—	—	(2)	(690)
Other	—	—	—	83	—	—	—	—	83
Net earnings (loss)	—	—	—	—	2,954	—	—	2	2,956
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(40)	—	—	(40)
Balances, September 30, 2026	640	(124)	$6	$47,545	$(20,452)	$(544)	$(10,327)	$3	$16,231

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three and nine months ended September 30, 2025
(In millions, except per share amounts)
(Unaudited)

			Amount
			FIS Stockholders
						Accumulated
	Number of Shares			Additional		Other
	Common	Treasury	Common	Paid In	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Stock	Stock	Capital	Earnings	Earnings	Stock	Interest	Equity
Balances, June 30, 2025	636	(113)	$6	$47,229	$(23,075)	$(399)	$(9,593)	$4	$14,172
Issuance of restricted stock	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	(4)	—	—	—	—	(305)	—	(305)
Treasury shares held for taxes due upon exercise of stock awards	—	—	—	—	—	—	(7)	—	(7)
Stock-based compensation	—	—	—	43	—	—	—	—	43
Cash dividends declared ( $0.40 per share per quarter) and other distributions	—	—	—	—	(211)	—	—	(2)	(213)
Net earnings (loss)	—	—	—	—	264	—	—	1	265
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(93)	—	—	(93)
Balances, September 30, 2025	636	(117)	$6	$47,272	$(23,022)	$(492)	$(9,905)	$3	$13,862

			Amount
			FIS Stockholders
						Accumulated
	Number of Shares			Additional		Other
	Common	Treasury	Common	Paid In	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Stock	Stock	Capital	Earnings	Earnings	Stock	Interest	Equity
Balances, December 31, 2024	633	(102)	$6	$47,129	$(22,257)	$(364)	$(8,816)	$2	$15,700
Issuance of restricted stock	3	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	8	—	—	—	—	8
Purchases of treasury stock	—	(13)	—	—	—	—	(1,006)	—	(1,006)
Treasury shares held for taxes due upon exercise of stock awards	—	(2)	—	—	—	—	(83)	—	(83)
Stock-based compensation	—	—	—	135	—	—	—	—	135
Cash dividends declared ($0.40 per share per quarter) and other distributions	—	—	—	—	(637)	—	—	(1)	(638)
Net earnings (loss)	—	—	—	—	(128)	—	—	2	(126)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(128)	—	—	(128)
Balances, September 30, 2025	636	(117)	$6	$47,272	$(23,022)	$(492)	$(9,905)	$3	$13,862

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - (Unaudited) (In millions)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net earnings (loss)	$2,956	$(126)
Adjustment to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,969	1,415
Amortization of debt issuance costs	33	33
Asset impairments	104	4
(Gain) loss on sale of businesses, investments and other	(2)	97
Stock-based compensation	146	136
(Gain) loss from equity method investment	(2,214)	692
Deferred income taxes	12	(71)
Net changes in assets and liabilities, net of effects from acquisitions and foreign currency:
Trade and other receivables	(76)	59
Receivable from related party	39	50
Settlement activity	3	4
Prepaid expenses and other assets	(169)	(1)
Deferred contract costs	(292)	(304)
Deferred revenue	(88)	(37)
Accounts payable, accrued liabilities and other liabilities	(238)	(101)
Net cash provided by operating activities	2,183	1,850
Cash flows from investing activities:
Additions to property and equipment	(142)	(135)
Additions to software	(657)	(530)
Cash divested from sale of business	—	(1,417)
Acquisitions, net of cash acquired	(7,859)	(574)
Coupon payments on interest rate swaps	(87)	(87)
Distributions from equity method investments	32	107
Other investing activities, net	(63)	(66)
Net cash provided by (used in) investing activities	(8,776)	(2,702)
Cash flows from financing activities:
Borrowings	86,990	38,159
Repayment of borrowings and other financing arrangements	(79,313)	(37,155)
Debt issuance costs	(65)	(27)
Treasury stock activity	(142)	(1,132)
Net proceeds from stock issued under stock-based compensation plans	—	8
Dividends paid	(687)	(640)
Other financing activities, net	(8)	1
Net cash provided by (used in) financing activities	6,775	(786)
Net cash provided by (used in) operating activities from discontinued operations (1)	—	208
Effect of foreign currency exchange rate changes on cash	(16)	55
Net increase (decrease) in cash, cash equivalents and restricted cash	166	(1,375)
Cash, cash equivalents and restricted cash, beginning of period	599	1,946
Cash, cash equivalents and restricted cash, end of period	$765	$571
Supplemental cash flow information:
Cash paid for interest	$619	$334
Cash paid for income taxes	$571	$438
See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

(1)    As discussed in Note 1, the Company completed the 2024 Worldpay Sale on January 31, 2024. Certain assets included as part of the 2024 Worldpay Sale did not convey until the first quarter of 2025 after receiving all required regulatory approvals. These assets generated cash flows from discontinued operations but did not generate any net earnings from discontinued operations during the three or nine months ended September 30, 2025.

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

Additional reclassifications were made in the 2025 consolidated financial statements to conform to the 2026 presentation. Specifically, acquisition, integration and other costs presented in Note 11, "Segment and Geographic Information," were reclassified into updated categories, and prior-year comparative amounts were reclassified to conform to current-period presentation.

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

(2)    Equity Method Investment

As discussed in Note 1, the Company completed the 2024 Worldpay Sale on January 31, 2024, retaining a non-controlling equity interest in Worldpay. We accounted for our 45% minority ownership in Worldpay using the equity method of accounting. Beginning on February 1, 2024, the Company's share of the net income of Worldpay and our investor-level tax impact is reported as Equity method investment earnings (loss), net of tax, in the consolidated statements of earnings (loss). We received distributions from Worldpay of $0 million and $41 million during the three months, and $32 million and $107 million during the nine months, ended September 30, 2026 and 2025, respectively, which are recorded in Distributions from equity method investments in the consolidated statements of cash flows.

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

Summary Worldpay financial information is as follows (in millions):

	Three months	Nine months
	ended	ended
Statement of Earnings (Loss)	September 30, 2025	September 30, 2025
Revenue	$1,351	$4,119
Gross profit	$685	$2,018
Earnings (loss) before income taxes	$(47)	$(346)
Net earnings (loss) attributable to Worldpay	$(49)	$(405)
FIS share of earnings (loss) attributable to Worldpay, net of tax (1)	$(23)	$(692)

(1)For the three and nine months ended September 30, 2025, this amount is net of $(2) million and $(513) million, respectively, of investor-level tax (expense) benefit, as well as intra-entity eliminations for timing differences between the Company and Worldpay's recognition of profits and losses on related-party transactions. The investor-level tax for the three and nine months ended September 30, 2025, includes $0 million and $539 million, respectively, of expense related to deferred taxes recognized following the Company's decision to sell its remaining interest in Worldpay.

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

During the three and nine months ended September 30, 2025, while Worldpay remained a related party, third-party pass-through costs of $10 million and $53 million, respectively, were incurred under the TSA and were netted against the equal and offsetting reimbursement amounts due from Worldpay. Additionally, during the three and nine months ended September 30, 2025, net TSA services income of $14 million and $70 million, respectively, was recognized in Other operating (income) expense, net, with approximately two-thirds of the corresponding expense recorded in Cost of revenue and the remainder recorded in Selling, general and administrative expense in the consolidated statements of earnings (loss). Revenue earned from various commercial services provided to Worldpay during the three and nine months ended September 30, 2025, was $57 million and $130 million, respectively. During those same periods, the Company collected net cash of $77 million and $310 million, respectively, related to agreements with Worldpay. As of December 31, 2025, amounts associated with the TSA included payables to Worldpay of $24 million in Accounts payable, accrued and other liabilities on the consolidated balance sheet.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Prior to the 2024 Worldpay Sale, the Company issued standby letters of credit and made parental guarantees (collectively "Guarantees") in the ordinary course of its business to various counterparties on behalf of certain former subsidiaries included in the 2024 Worldpay Sale, including a guarantee of a liability that a Worldpay subsidiary owes to the former owners of Worldpay Group plc (the "CVR Liability"). Effective upon the closing of the 2026 Worldpay Minority Interest Sale, FIS and Worldpay agreed to maintain these Guarantees through December 31, 2026, affording Worldpay time to arrange for alternatives to the Guarantees. Worldpay's aggregate amount of borrowing capacity under the standby letters of credit guaranteed by FIS was $289 million and $294 million as of September 30, 2026, and December 31, 2025, respectively. As of September 30, 2026, and December 31, 2025, there were no amounts drawn under the standby letters of credit. As of September 30, 2026, and December 31, 2025, Worldpay's CVR Liability due on October 12, 2027, was $378 million. There is no limitation to the maximum potential future payments under the other remaining Guarantees, and such maximum potential amount of future payments under the other remaining Guarantees cannot be estimated due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each agreement. As of September 30, 2026, there are no amounts drawn under any of the Guarantees. In the event a Worldpay subsidiary were to default on a performance obligation covered by the Guarantees, the Company could be required to make payment or be subject to claims; however, in any such case, Worldpay is required under the terms of the agreement governing the 2024 Worldpay Sale to fully reimburse and indemnify the Company. The Company considers the likelihood of incurring a loss under the Guarantees to be remote, and no amounts have been accrued with respect to these Guarantees.

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

The acquisition was accounted for as a business combination under FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("ASC 805"). We recorded a preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed of the Issuer Solutions Business based on estimated fair values as of January 9, 2026. The provisional amounts for intangible assets are based on preliminary third-party valuation analyses. Goodwill was recorded as the residual amount by which the purchase price exceeded the provisional fair value of the net assets acquired. Goodwill consists primarily of expected synergies from combining operations, the acquired workforce and future

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

growth opportunities, none of which qualifies as a separately identifiable intangible asset. The acquired business is reported within the Banking Solutions segment, and accordingly, goodwill recognized in the acquisition is allocated to that segment.

The determination of the fair values of the assets acquired and liabilities assumed as of January 9, 2026, remains preliminary as the Company continues to evaluate the facts and circumstances that existed as of that date, including the economic characteristics of the acquired software and other intangibles. The Company recorded measurement-period adjustments of $(13) million during the three months ended September 30, 2026, primarily related to changes in deferred taxes and the valuation of property and equipment, and $453 million during the nine months ended September 30, 2026, primarily related to changes in deferred taxes and the valuation of intangible assets. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

The preliminary purchase price allocation as of September 30, 2026, is as follows (in millions):

Cash acquired	$147
Trade receivables	315
Prepaid expenses and other current assets, including settlement assets and other receivables	255
Property and equipment, net	399
Goodwill	6,984
Intangible assets	3,615
Software	2,282
Other noncurrent assets	184
Accounts payable, accrued and other liabilities, including settlement payables	(429)
Deferred revenue	(49)
Current portion of long-term debt	(79)
Long-term debt, excluding current portion	(31)
Deferred income taxes	(1)
Other non-current liabilities	(119)
Total purchase price	$13,473

The gross contractual amount of trade receivables acquired was approximately $325 million. The difference between that total and the provisional amount reflected above represents our best estimate at the acquisition date of the contractual cash flows not expected to be collected. This difference was derived using Issuer Solutions' historical bad debts, sales allowances and collection trends.

Approximately $5.6 billion of the goodwill recognized is expected to be deductible for U.S. federal income tax purposes.

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

Unaudited Supplemental Pro Forma Results Giving Effect to the Issuer Solutions Acquisition

Issuer Solutions' revenue and pre-tax income included in the consolidated statements of earnings (loss) were $662 million and $38 million, respectively, for the three-month period ended September 30, 2026, and $1,920 million and $110 million, respectively, for the period from January 9, 2026, through September 30, 2026.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Pursuant to ASC 805, the Company's unaudited supplemental pro forma results of operations for the three and nine months ended September 30, 2026 and 2025, assuming the Issuer Solutions Acquisition had occurred as of January 1, 2025, are presented below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$3,454	$3,357	$10,181	$9,718
Net earnings (loss) attributable to FIS	$382	$214	$830	$2,461

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

•adjustment to equity method investment earnings (loss), net of tax of $2,206 million for the nine months ended September 30, 2025, to reflect the gain on the 2026 Worldpay Minority Interest Sale, which represents the remeasurement of FIS' remaining Worldpay equity interest to fair value and the non-cash consideration transferred for the Issuer Solutions Acquisition; and

•a reduction in selling, general, and administrative expenses for the three and nine months ended September 30, 2026, of $5 million and $17 million, respectively, and an increase in selling, general, and administrative expenses for the nine months ended September 30, 2025, of $34 million, for acquisition-related transaction costs.

Other 2026 Business Combinations

During the first nine months of 2026, the Company completed the acquisition of two additional businesses for aggregate consideration of approximately $505 million, consisting of cash consideration, the issuance of approximately 1.3 million shares of FIS common stock, and contingent consideration with an estimated acquisition-date fair value of $110 million. The contingent consideration consists of potential future cash payments based on the achievement of implemented revenue targets, with an aggregate potential amount ranging from $0 to $834 million and periodic payments, if any, occurring through the second quarter of 2033. These acquisitions were accounted for as business combinations. The results of operations and financial position of the acquired businesses are included in the consolidated financial statements subsequent to the closing of each acquisition.

The Company recorded provisional allocations of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, consisting primarily of $93 million in customer relationships and $92 million in software assets. The Company also recorded approximately $365 million of goodwill, representing the excess of the purchase consideration over the provisional fair value of the net assets acquired. Goodwill consists primarily of expected synergies, including cross-selling opportunities and integration benefits, the assembled workforce, and future growth opportunities, none of which qualifies as separately identifiable intangible assets. The purchase price allocations are provisional as of September 30, 2026, and the Company expects to finalize them as soon as practicable, but no later than one year from the respective acquisition dates.

During the three months ended September 30, 2026, the Company did not record material measurement period adjustments, and during the nine months ended September 30, 2026, the Company recorded measurement-period adjustments that decreased goodwill by $13 million, due primarily to a reduction in the estimated acquisition-date contingent consideration liability.

In connection with one of the acquisitions, the Company entered into an indemnification arrangement pursuant to which it may be required to make payments upon the occurrence of certain post‑closing events. The Company's maximum potential exposure under this arrangement is approximately $170 million. The Company believes the likelihood of any payments under this arrangement is remote; accordingly, no liability has been recorded as of September 30, 2026. The Company has obtained

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

insurance coverage intended to mitigate potential losses associated with this indemnification; however, the Company remains primarily obligated under the arrangement.

2025 Business Combinations

During the year ended December 31, 2025, the Company completed the acquisition of two businesses for total consideration, net of cash acquired, of $586 million, consisting of initial cash payments of $571 million, net of cash acquired, and $15 million in estimated fair value of contingent consideration. These acquisitions were recorded as business combinations. The results of operations and financial position of the acquisitions are included in the consolidated financial statements subsequent to the closing of each acquisition. The Company recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values, consisting primarily of $163 million in customer relationships and $85 million in software assets. The Company also recorded $321 million of goodwill for the residual amount by which the purchase price exceeded the fair value of the net assets acquired. The purchase price allocation for one of the acquisitions remained provisional as of September 30, 2026, and the Company expects to finalize it as soon as practicable, but no later than one year from the acquisition date.

(4)    Revenue

Disaggregation of Revenue

In the following tables, revenue is disaggregated by primary geographical market and type of revenue. The tables also include a reconciliation of the disaggregated revenue with the Company's reportable segments. Prior-period amounts have been reclassified to conform to the new reportable segment presentation as discussed in Note 11.

For the three months ended September 30, 2026 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$2,126	$498	$62	$2,686
All others	422	325	21	768
Total	$2,548	$823	$83	$3,454

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,948	$413	$71	$2,432
Software maintenance	106	165	1	272
Other recurring	88	36	3	127
Total recurring	2,142	614	75	2,831

Software license	88	128	—	216
Professional services	171	78	3	252
Other non-recurring	147	3	5	155
Total	$2,548	$823	$83	$3,454

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended September 30, 2025 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$1,553	$497	$75	$2,125
All others	258	302	32	592
Total	$1,811	$799	$107	$2,717

Type of Revenue:
Recurring revenue:
Transaction processing and services	$1,330	$409	$91	$1,830
Software maintenance	91	160	1	252
Other recurring	75	27	5	107
Total recurring	1,496	596	97	2,189

Software license	44	95	—	139
Professional services	140	98	5	243
Other non-recurring	131	10	5	146
Total	$1,811	$799	$107	$2,717

For the nine months ended September 30, 2026 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$6,176	$1,501	$200	$7,877
All others	1,229	955	65	2,249
Total	$7,405	$2,456	$265	$10,126

Type of Revenue:
Recurring revenue:
Transaction processing and services	$5,697	$1,244	$228	$7,169
Software maintenance	323	494	1	818
Other recurring	265	91	11	367
Total recurring	6,285	1,829	240	8,354

Software license	239	360	—	599
Professional services	461	259	8	728
Other non-recurring	420	8	17	445
Total	$7,405	$2,456	$265	$10,126

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2025 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Primary Geographical Markets:
North America	$4,451	$1,469	$231	$6,151
All others	712	901	101	1,714
Total	$5,163	$2,370	$332	$7,865

Type of Revenue:
Recurring revenue:
Transaction processing and services	$3,842	$1,207	$283	$5,332
Software maintenance	271	469	2	742
Other recurring	209	73	15	297
Total recurring	4,322	1,749	300	6,371

Software license	111	302	—	413
Professional services	379	296	15	690
Other non-recurring	351	23	17	391
Total	$5,163	$2,370	$332	$7,865

Clients in the United Kingdom, Canada, Germany, Australia, Ireland, and India account for the majority of the revenue from clients based outside of the U.S. No individual country outside the U.S. accounted for more than 10% of total revenue for the three and nine months ended September 30, 2026 and 2025, respectively.

Contract Balances

The Company recognized revenue of $138 million and $143 million during the three months, and $724 million and $670 million during the nine months ended September 30, 2026 and 2025, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2026, the Company estimates it will recognize approximately $24.5 billion of revenue from remaining unfulfilled performance obligations, which are primarily comprised of recurring account- and volume-based processing services. This amount excludes anticipated recurring renewals that are not yet contractually committed, as well as variable consideration related to Total Issuing™ Solutions contracts, which have remaining contractual terms similar to the Company's other processing arrangements but for which future processing volumes cannot be reasonably estimated; such amounts are allocated entirely to, and recognized in, the period in which the related processing services are performed. The Company estimates that approximately 34% of remaining performance obligations will be recognized over the next 12 months, approximately another 25% over the subsequent 13 to 24 months, and the remainder thereafter.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5)    Condensed Consolidated Financial Statement Details

Cash and Cash Equivalents

The Company records restricted cash in captions other than Cash and cash equivalents on the consolidated balance sheets. The reconciliation between Cash and cash equivalents on the consolidated balance sheets and Cash, cash equivalents and restricted cash per the consolidated statements of cash flows is as follows (in millions):

	September 30, 2026	December 31, 2025
Cash and cash equivalents on the consolidated balance sheets	$740	$599
Restricted cash, recorded within Prepaid expenses and other current assets	25	—
Total Cash, cash equivalents and restricted cash per the consolidated statements of cash flows	$765	$599

Settlement Assets

The principal components of the Company's settlement assets on the consolidated balance sheets are as follows (in millions):

	September 30, 2026	December 31, 2025
Settlement deposits	$299	$368
Settlement receivables	288	147
Total Settlement assets	$587	$515
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2026, and December 31, 2025, consists of the following (in millions):

	September 30, 2026	December 31, 2025
Contract assets	$414	$349
Prepaid maintenance	263	208
Other prepaid expenses	218	141
Other current assets	399	261
Total Prepaid expenses and other current assets	$1,294	$959

Intangible Assets, Software and Property and Equipment

The following table provides details of Intangible assets, Software and Property and equipment as of September 30, 2026, and December 31, 2025 (in millions):

	September 30, 2026			December 31, 2025
	Cost	Accumulated depreciation and amortization	Net	Cost	Accumulated depreciation and amortization	Net
Intangible assets	$6,342	$2,215	$4,127	$2,688	$1,729	$959
Software	$7,386	$2,267	$5,119	$4,689	$1,813	$2,876
Property and equipment	$2,739	$1,636	$1,103	$2,139	$1,448	$691

As of September 30, 2026, Intangible assets, net of amortization, includes $4.0 billion of customer relationships and $124 million of trademarks and other intangible assets. Amortization expense with respect to Intangible assets was $193 million and

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

$162 million for the three months, and $563 million and $476 million for the nine months, ended September 30, 2026 and 2025, respectively.

Amortization expense with respect to software was $317 million and $179 million for the three months, and $923 million and $520 million for the nine months, ended September 30, 2026 and 2025, respectively.

There were no software impairments during the three months ended September 30, 2026, and $72 million of software impairments during the nine months ended September 30, 2026, primarily related to product rationalization and strategic realignment initiatives. There were no software impairments during the three and nine months ended September 30, 2025.

Depreciation expense for property and equipment was $68 million and $46 million for the three months, and $188 million and $135 million for the nine months, ended September 30, 2026 and 2025, respectively.

Goodwill

Changes in goodwill during the nine months ended September 30, 2026, are summarized below (in millions).

		Capital	Corporate
	Banking	Market	And
	Solutions	Solutions	Other	Total
Balance, December 31, 2025	$13,080	$4,662	$20	$17,762
Goodwill attributable to acquisitions	7,166	176	—	7,342
Reallocation due to segment realignment	(271)	255	16	—
Impairments	—	—	(16)	(16)
Foreign currency adjustments	(58)	(28)	—	(86)
Balance, September 30, 2026	$19,917	$5,065	$20	$25,002

We assess goodwill for impairment annually in the fourth quarter and on an interim basis if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

We evaluated whether events or changes in circumstances indicated that the fair value of either our Banking or Capital Markets reporting unit as of September 30, 2026, may be less than its carrying value. Our assessment identified events and changes in circumstances that occurred during the quarter that could affect the estimated fair value of our reporting units, including primarily a continued decline in our share price and market capitalization, as well as a reduction in management's projections of Banking's operating and financial performance based on developments in the quarter. In light of these developments, we performed quantitative goodwill impairment tests of both reporting units as of September 30, 2026. These tests were performed using an equal weighting of the income approach and market approach and involved management's exercise of judgment. Based on these tests, we concluded that the estimated fair value of the Banking reporting unit exceeded its carrying amount by approximately 7%, while the estimated fair value of the Capital Markets reporting unit exceeded its carrying amount by more than 50%; therefore, no goodwill impairment charge was recognized. Given that the estimated fair value of the Banking reporting unit exceeded its carrying amount by approximately 7% as of September 30, 2026, relatively modest adverse changes in management's judgments and estimates, including projected revenue growth, operating margins, discount rates, and market valuation multiples, as well as further declines in our share price or market capitalization, further deterioration in Banking's operating performance, or unfavorable changes in macroeconomic or industry conditions would negatively affect the estimated fair value of the Banking reporting unit and could result in a future goodwill impairment charge, which could be material.

There were no goodwill impairments during the three months ended September 30, 2026. During the nine months ended September 30, 2026, we recorded $16 million of goodwill impairment related to certain non-strategic businesses in the Corporate and Other segment, all of which was recorded in the first quarter of 2026. There were no goodwill impairments during the three and nine months ended September 30, 2025.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Equity Security Investments

The Company holds various equity securities without readily determinable fair values. These securities primarily represent strategic investments made by the Company, as well as investments obtained through acquisitions. Such investments totaled $196 million and $193 million at September 30, 2026, and December 31, 2025, respectively, and are included within Other noncurrent assets on the consolidated balance sheets. The Company accounts for these investments at cost, less impairment, and adjusts the carrying values for observable price changes from orderly transactions for identical or similar investments of the same issuer. These adjustments are generally considered Level 2-type fair value measurements. The Company records realized and unrealized gains and losses on these investments, as well as impairment losses, as Other income (expense), net in the consolidated statements of earnings (loss) and recorded net gains (losses) of $0 million and $0 million for the three months, and $(1) million and $(3) million for the nine months, ended September 30, 2026 and 2025, respectively, related to these investments.

Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities as of September 30, 2026, and December 31, 2025, consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Trade accounts payable	$394	$192
Accrued salaries and incentives	415	448
Derivatives	96	189
Accrued benefits and payroll taxes	132	121
Taxes other than income tax	110	126
Accrued interest payable	93	104
Operating lease liabilities	77	71
Related-party payables	—	24
Other accrued liabilities	1,044	822
Total Accounts payable, accrued and other liabilities	$2,361	$2,097

(6)    Deferred Contract Costs

Origination and fulfillment costs from contracts with customers capitalized as of September 30, 2026, and December 31, 2025, consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Contract origination costs	$781	$797
Contract fulfillment costs on implementations in progress	168	225
Contract fulfillment costs on completed implementations	357	299
Total Deferred contract costs, net	$1,306	$1,321

Amortization of deferred contract costs on completed implementations was $98 million and $93 million during the three months, and $295 million and $284 million for the nine months, ended September 30, 2026 and 2025, respectively.

There were no impairment charges related to deferred contract cost assets during the three months ended September 30, 2026, and $14 million of impairment charges during the nine months ended September 30, 2026, primarily associated with a non-strategic business. There were no such impairment charges during the three and nine months ended September 30, 2025.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7)    Debt

Long-term debt as of September 30, 2026, and December 31, 2025, consisted of the following (in millions):

	September 30, 2026
		Weighted
		Average
	Interest	Interest		September 30,	December 31,
	Rates	Rate (1)	Maturities	2026	2025
Fixed Rate Notes
Senior USD Notes	1.7% - 5.6%	4.5%	2027 - 2052	$11,145	$6,094
Senior Euro Notes	1.0% - 3.5%	3.1%	2027 - 2039	4,395	3,963
Senior GBP Notes	2.3% - 3.4%	6.8%	2029 - 2031	226	229
Senior USD Floating Rate Notes (2)			2029	500	—
Senior Euro Floating Rate Notes (3)			2028	567	—
Revolving Credit Facility (4)		5.1%	2029	83	215
Incremental Revolving Credit Facility (5)			2027	—	—
Financing arrangements for certain hardware and software			2026 - 2030	223	116
Other (6)				(274)	(264)
Total long-term debt, including current portion				16,865	10,353
Current portion of long-term debt				(1,732)	(1,284)
Long-term debt, excluding current portion				$15,133	$9,069

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

Short-term borrowings as of September 30, 2026, and December 31, 2025, consisted of the following (in millions):

	September 30, 2026
	Weighted
	Average
	Interest		September 30,	December 31,
	Rate	Maturities	2026	2025
Euro-commercial paper notes ("ECP Notes")	2.7%	Up to 183 days	$113	$117
U.S. commercial paper notes ("USCP Notes")	4.2%	Up to 397 days	3,791	2,612
Total Short-term borrowings			$3,904	$2,729

The Company is a party to interest rate swaps that, prior to de-designation as fair value hedges during the quarter ended September 30, 2023, converted a portion of its fixed-rate debt to variable-rate debt. As a result of the de-designations, the final fair value basis adjustments recorded through the dates of de-designation as a decrease of the long-term debt are subsequently

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-term debt. The fair value basis adjustments reflected in Other in the long-term debt table above totaled $(163) million and $(192) million as of September 30, 2026, and December 31, 2025, respectively.

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

The Company has also entered into cross-currency interest rate swaps under which it agrees to receive interest in U.S. dollars in exchange for paying interest in a foreign currency. These are designated as net investment hedges. Although these cross-currency interest rate swaps are entered into as net investment hedges of its investments in certain of its non-U.S. subsidiaries, and not for the purpose of hedging interest rates, the benefit or cost of such hedges is reflected in interest expense in the consolidated statements of earnings (loss). As of September 30, 2026, the weighted average interest rate of the Company's outstanding debt was 4.3%, including the impact of fair value basis adjustments due to interest rate swaps, cross-currency interest rate swaps designated as fair value hedges, and interest rate swaps designated as cash flow hedges, but excluding the impact of cross-currency interest rate swaps designated as net investment hedges. Including the impact of the net investment hedge cross-currency interest rate swaps on interest expense, the weighted average interest rate of the Company's outstanding debt was 3.9%.

See Note 8 for further discussion of the Company's interest rate swaps and cross-currency interest rate swaps and related hedge designations.

The following table summarizes the amount of our long-term debt, including financing arrangements for certain hardware and software, as of September 30, 2026, based on maturity date (in millions).

Total
2026	$38
2027	1,710
2028	4,301
2029	3,457
2030	1,729
Thereafter	5,904
Total principal payments	17,139
Other debt per the long-term debt table	(274)
Total long-term debt, including current portion	$16,865

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

Revolving Credit Facilities

On November 6, 2025, the Company amended its existing Revolving Credit Facility, increasing the total commitments from $4.5 billion to $6.0 billion. On November 6, 2025, FIS also entered into an Incremental Revolving Credit Facility that provides $1.0 billion in additional revolving credit commitments, with a scheduled maturity date of June 15, 2027. Proceeds from borrowings under this facility may be used for general corporate purposes, including working capital needs, repayment of existing indebtedness and to backstop the Company's commercial paper programs. As of September 30, 2026, the borrowing capacity under the revolving credit facilities was approximately $3.0 billion (net of $3.9 billion of capacity backstopping our commercial paper notes and $83 million of Revolving Credit Facility outstanding balance).

Financing of Issuer Solutions Acquisition

On April 17, 2025, we entered into a commitment letter (the "Bridge Commitment Letter") with Goldman Sachs Bank USA, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (the "Lenders") pursuant to which the Lenders committed to provide a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of up to $8.0 billion, subject to customary conditions. On May 1, 2025, we entered into a credit agreement (the "Term Facility") with a group of lenders pursuant to which we could draw up to an aggregate principal amount of $8.0 billion of senior unsecured term loans to fund the Issuer Solutions Acquisition, subject to customary conditions. Upon entry into the Term Facility, all commitments under the Bridge Commitment Letter were reduced to $0 and the Bridge Commitment Letter was terminated in accordance with its terms. We funded the cash portion of the Issuer Solutions Acquisition by drawing $7.7 billion under the Term Facility on January 9, 2026. FIS repaid the Term Facility with new senior notes issued on March 10, 2026, as noted above, and the Term Facility was terminated in accordance with its terms. Cash paid for interest has increased from historic levels as a result of increased debt used to finance the Issuer Solutions Acquisition.

Fair Value of Debt

The fair value of the Company's long-term debt is estimated to be approximately $1,117 million and $619 million lower than the carrying value, excluding the fair value basis adjustments due to interest rate swaps and unamortized discounts, as of September 30, 2026, and December 31, 2025, respectively.

(8)    Financial Instruments

Cash Flow Hedges

During the quarter ended March 31, 2026, the Company entered into interest rate swaps with an aggregate notional amount of $500 million and designated the swaps as cash flow hedges of the variability in forecasted interest payments on its Senior USD Floating Rate Notes. Changes in the fair value of the swaps that are determined to be effective are recorded in Accumulated other comprehensive earnings (loss) ("AOCI") and are reclassified into Interest expense in the periods the hedged forecasted interest payments affect earnings. During the three and nine months ended September 30, 2026, the Company recorded $8 million and $16 million, respectively, in Other comprehensive earnings (loss) related to these cash flow hedges and classified nil and $1 million, respectively, as Interest expense. Cash payments or receipts related to the periodic interest settlements of these swaps are reflected in operating activities in the consolidated statements of cash flows. The fair value of these swaps totaled assets of $16 million as of September 30, 2026.

Fair Value Hedges

The Company held fixed-to-variable interest rate swaps with aggregate notional amounts of $1,854 million and £925 million at both September 30, 2026, and December 31, 2025. Prior to the quarter ended September 30, 2023, these swaps were designated as fair value hedges for accounting purposes, converting the interest rate exposure on certain of the Company's

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Senior Notes from fixed to variable. While designated as fair value hedges, changes in fair value of these interest rate swaps were recorded as an adjustment to long-term debt. During the quarter ended September 30, 2023, the Company de-designated these swaps as fair value hedges. As a result of the de-designations, the final fair value basis adjustments recorded through the dates of de-designation as a decrease of the long-term debt are subsequently amortized as interest expense using the effective interest method over the remaining periods to maturity of the respective long-term debt. The remaining unamortized fair value basis adjustments recorded as a decrease of the long-term debt totaled $163 million and $192 million at September 30, 2026, and December 31, 2025, respectively. We amortized $10 million and $9 million of these balances as Interest expense during the three months, and $29 million and $27 million during the nine months, ended September 30, 2026 and 2025, respectively (see Note 7).

Concurrently with the de-designations described above, the Company entered into new offsetting variable-to-fixed interest rate swaps. The Company held variable-to-fixed interest rate swaps with aggregate notional amounts of $1,854 million and £925 million at both September 30, 2026, and December 31, 2025. The Company accounts for the de-designated fixed-to-variable and offsetting variable-to-fixed interest rate swaps as economic hedges; as such, effective as of the de-designation dates, changes in interest rates associated with the variable leg of the interest rate swaps do not affect the interest expense recognized on a net basis, eliminating variable-rate risk on the fixed-to-variable interest rate swaps. The terms of the new interest rate swaps when matched against the terms of the existing fixed-to-variable interest rate swaps result in a net fixed coupon spread payable by the Company. The impact of the go-forward changes in fair values of the new and existing interest rate swaps, including the impact of the coupons, is recorded as Other income (expense), net pursuant to accounting for economic hedges and totaled $(1) million and $1 million for the three months and $(2) million and $(44) million for the nine months ended September 30, 2026 and 2025, respectively. The coupon payments are recorded within Cash flows from investing activities in the consolidated statements of cash flows and totaled $87 million and $87 million in cash outflows for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, and December 31, 2025, the aggregate fair value of the Company's new and existing interest rate swaps included derivative assets of $65 million and $15 million and liabilities of $(482) million and $(517) million, respectively.

The Company held fixed-for-fixed cross-currency interest rate swaps with aggregate notional amounts of approximately €3,375 million associated with its Senior Euro Notes and £170 million associated with its Senior GBP Notes at both September 30, 2026, and December 31, 2025, to hedge its exposure to foreign currency risk. These swaps are designated as fair value hedges for accounting purposes. The aggregate fair value of these outstanding cross-currency interest rate swaps totaled assets of $171 million and $278 million and liabilities of $0 million and $0 million at September 30, 2026, and December 31, 2025, respectively. Changes in the swap fair values attributable to changes in spot foreign currency exchange rates are recorded in Other income (expense), net and totaled $(22) million and $(7) million for the three months, and $(137) million and $471 million for the nine months, ended September 30, 2026 and 2025, respectively. This amount offset the impact of changes in spot foreign currency exchange rates on the Senior GBP Notes and Senior Euro Notes also recorded to Other income (expense), net during the hedge period. Changes in swap fair values attributable to excluded components, such as changes in fair value due to forward foreign currency exchange rates and cross-currency basis spreads, are recorded in Accumulated other comprehensive earnings (loss) ("AOCI"). The Company recorded $(4) million and $(33) million for the three months, and $31 million and $(101) million for the nine months, ended September 30, 2026 and 2025, respectively, through Other comprehensive earnings (loss) for the changes in swap fair values attributable to excluded components. The amounts recorded in AOCI generally affect net earnings (loss) through Interest expense using the amortization approach. The Company recognized Interest expense of $11 million and $10 million during the three months, and $32 million and $32 million during the nine months, ended September 30, 2026 and 2025, respectively, using the amortization approach.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Foreign currency-denominated debt designations	$5	$—	$17	$(28)
Cross-currency interest rate swap designations	45	15	156	(456)
Total	$50	$15	$173	$(484)

Foreign Currency-Denominated Debt Designations

The Company designates certain foreign currency-denominated debt as net investment hedges. An aggregate of €1,000 million and €0 million of Senior Euro Notes with maturities ranging from 2028 to 2030 was designated as a net investment hedge of the Company's investment in Euro-denominated operations as of September 30, 2026, and December 31, 2025, respectively. An aggregate of €100 million of ECP Notes was designated as a net investment hedge of the Company's investment in Euro-denominated operations as of both September 30, 2026, and December 31, 2025.

Cross-Currency Interest Rate Swap Designations

The Company designates certain cross-currency interest rate swaps as net investment hedges. As of September 30, 2026, and December 31, 2025, an aggregate notional amount of €6,295 million and €6,045 million, respectively,was designated as a net investment hedge of the Company's investment in Euro-denominated operations. The cross-currency interest rate swap fair values totaled assets of $51 million and $5 million and liabilities of $(326) million and $(490) million as of September 30, 2026, and December 31, 2025, respectively.

During the nine months ended September 30, 2026 and 2025, respectively, there were $2 million and $0 million of net cash receipts from the settlement of the cross‑currency interest rate swaps.

Contingent Consideration

The Company has contingent consideration obligations in connection with a business combination. The fair value of the related liabilities was $125 million as of September 30, 2026, estimated using a valuation model that incorporates significant unobservable inputs, including projected financial performance, volatility assumptions, and a risk-adjusted discount rate. During the three and nine months ended September 30, 2026, changes in the estimated fair value of the contingent consideration resulted in a loss of $20 million and $15 million, respectively, which was recorded in Other income (expense), net in the consolidated statement of earnings (loss).

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On April 27, 2023, a shareholder derivative action captioned Portia McCollum, derivatively on behalf of Fidelity National Information Services, Inc. v. Gary Norcross et al., was filed in the same court by a stockholder of the Company. Subsequently, that stockholder dismissed the suit without prejudice and sent a demand pursuant to Georgia Code § 14-2-742 (the "McCollum Demand"). Another stockholder, City of Hialeah Employees' Retirement System, sent a similar demand (the "Hialeah Demand"), and three other stockholders, City of Southfield Fire and Police Retirement System, Young Family Living Trust, and Michele Luthin, also subsequently sent similar demands (the "Southfield Demand," the "Young Demand," and the "Luthin Demand," respectively). The Southfield Demand was subsequently withdrawn. The demands claim that FIS officers and directors violated federal securities laws and breached fiduciary duties, including with respect to the valuation, integration, and synergies of our former Merchant Solutions segment, and they demand that the Board investigate and commence legal proceedings against officers and directors in connection with the purported wrongdoing. On August 25, 2023, the Board established a Demand Review Committee to consider the McCollum and Hialeah Demands and any related demands that are received (such as the Young Demand and the Luthin Demand) and make recommendations to the Board with respect to the demands. The Demand Review Committee hired independent counsel.

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

Indemnifications and Warranties

The Company generally indemnifies its clients, subject to certain limitations and exceptions, against damages and costs resulting from claims of patent, copyright, or trademark infringement associated solely with its customers' use of the Company's solutions. Historically, the Company has not made any material payments under such indemnifications but continues to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, in which case it would recognize any such losses when they are estimable. In addition, the Company warrants to customers that its software operates substantially in accordance with the software specifications. Historically, no material costs have been incurred related to software warranties, and no material accruals for warranty costs have been made.

(10)    Net Earnings (Loss) per Share

The basic weighted average shares and common stock equivalents for the three and nine months ended September 30, 2026 and 2025, were computed using the treasury stock method.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes net earnings (loss) and net earnings (loss) per share attributable to FIS for the three and nine months ended September 30, 2026 and 2025 (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net earnings (loss) attributable to FIS	$356	$264	$2,954	$(128)
Weighted average shares outstanding-basic	516	521	516	525
Plus: Common stock equivalent shares	1	2	1	—
Weighted average shares outstanding-diluted	517	523	517	525
Net earnings (loss) per share-basic attributable to FIS	$0.69	$0.51	$5.72	$(0.24)
Net earnings (loss) per share-diluted attributable to FIS	$0.69	$0.50	$5.71	$(0.24)

The diluted net loss per share for the nine months ended September 30, 2025, did not include the effect of common stock equivalent shares of 2 million because the effect would have been anti-dilutive. Options to purchase approximately 4 million and 5 million shares of our common stock during the three months, and 4 million and 5 million during the nine months, ended September 30, 2026 and 2025, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

In August 2024, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $3.0 billion in aggregate value of shares of our common stock. Repurchases under the program may be made from time to time at management's discretion through open-market purchases, privately negotiated transactions, or pursuant to Rule 10b5-1 plans. The program does not have an expiration date and may be suspended, amended or discontinued at any time. During the three and nine months ended September 30, 2026, the Company repurchased 0.5 million shares for $21 million and 1.9 million shares for $93 million, respectively. As of September 30, 2026, approximately $1.7 billion remained available for repurchase under the program.

(11)    Segment and Geographic Information

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025 (1)	2026	2025 (1)

M&A transaction and integration expenses	$60	$45	$180	$147
Enterprise transformation initiatives	79	148	342	326
Other	8	4	10	30
Total (2)	$147	$197	$532	$503
(1)2025 amounts have been reclassified to conform to current-period presentation.
(2)During the three and nine months ended September 30, 2026, the Company incurred severance and related termination benefit costs totaling $19 million and $154 million, respectively, related primarily to its enterprise transformation initiatives and made corresponding cash payments of $53 million and $120 million, respectively. During the three and nine months ended September 30, 2025, these costs totaled $99 million and $205 million, respectively, with corresponding cash payments of $64 million and $142 million, respectively. These amounts are included in Selling, general, and administrative expenses in the consolidated statements of earnings (loss). These costs are accounted for in accordance with ASC 712, Compensation–Nonretirement Postemployment Benefits. The Company continues to evaluate its organizational structure and expects to incur additional severance costs in the fourth quarter of 2026.

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

For the three months ended September 30, 2026 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$2,548	$823	$83	$3,454
Direct cost of revenue	(447)	(67)	26	(488)
Net personnel costs	(521)	(171)	(376)	(1,068)
Infrastructure costs	(89)	(9)	(213)	(311)
Allocated costs	(211)	(123)	334	—
Other costs	(73)	(9)	(23)	(105)
Adjusted EBITDA	$1,207	$444	$(169)	$1,482

Adjusted EBITDA				$1,482
Depreciation and amortization				(355)
Purchase accounting amortization				(320)
Acquisition, integration and other costs				(147)
Interest expense, net				(199)
Other income (expense), net				(14)
(Provision) benefit for income taxes				(90)
Net earnings attributable to noncontrolling interest				(1)
Net earnings (loss) attributable to FIS				$356
Capital expenditures (1)	$215	$141	$5	$361
Depreciation and amortization (including purchase accounting amortization)	$239	$95	$341	$675

(1) Capital expenditures include $80 million of certain hardware and software purchases subject to financing or other long-term payment arrangements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended September 30, 2025 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$1,811	$799	$107	$2,717
Direct cost of revenue	(297)	(51)	(6)	(354)
Net personnel costs	(404)	(195)	(316)	(915)
Infrastructure costs	(68)	(27)	(158)	(253)
Allocated costs	(173)	(101)	274	—
Other costs	(33)	(8)	(19)	(60)
Adjusted EBITDA	$836	$417	$(118)	$1,135

Adjusted EBITDA				$1,135
Depreciation and amortization				(302)
Purchase accounting amortization				(177)
Acquisition, integration and other costs				(197)
Asset impairments				(2)
Interest expense, net				(90)
Other income (expense), net				8
(Provision) benefit for income taxes				(87)
Equity method investment earnings (loss)				(23)
Net earnings attributable to noncontrolling interest				(1)
Net earnings attributable to FIS				$264
Capital expenditures (1)	$141	$109	$8	$258
Depreciation and amortization (including purchase accounting amortization)	$169	$103	$207	$479

(1) Capital expenditures include $44 million of certain hardware and software purchases subject to financing or other long-term payment arrangements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2026 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$7,405	$2,456	$265	$10,126
Direct cost of revenue	(1,283)	(185)	22	(1,446)
Net personnel costs	(1,544)	(540)	(1,079)	(3,163)
Infrastructure costs	(344)	(41)	(586)	(971)
Allocated costs	(623)	(369)	992	—
Other costs	(230)	(32)	(89)	(351)
Adjusted EBITDA	$3,381	$1,289	$(475)	$4,195

Adjusted EBITDA				$4,195
Depreciation and amortization				(1,038)
Purchase accounting amortization				(931)
Acquisition, integration and other costs				(532)
Asset impairments				(104)
Interest expense, net				(596)
Other income (expense), net				8
(Provision) benefit for income taxes				(260)
Equity method investment earnings (loss), net of tax				2,214
Net earnings attributable to noncontrolling interest				(2)
Net earnings (loss) attributable to FIS common stockholders				$2,954
Capital expenditures (1)	$698	$366	$22	$1,086
Depreciation and amortization (including purchase accounting amortization)	$739	$328	$902	$1,969

(1) Capital expenditures include $287 million of certain hardware and software purchases subject to financing or other long-term payment arrangements.

FIDELITY NATIONAL INFORMATION SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2025 (in millions):

		Capital
	Banking	Market	Corporate
	Solutions	Solutions	and Other	Total
Revenue	$5,163	$2,370	$332	$7,865
Direct cost of revenue	(831)	(154)	(40)	(1,025)
Net personnel costs	(1,228)	(594)	(969)	(2,791)
Infrastructure costs	(190)	(74)	(465)	(729)
Allocated costs	(533)	(305)	838	—
Other costs	(124)	(24)	(38)	(186)
Adjusted EBITDA	$2,257	$1,219	$(342)	$3,134

Adjusted EBITDA				$3,134
Depreciation and amortization				(898)
Purchase accounting amortization				(517)
Acquisition, integration and other costs				(503)
Asset impairments				(4)
Interest expense, net				(279)
Other income (expense), net				(188)
(Provision) benefit for income taxes				(179)
Equity method investment earnings (loss), net of tax				(692)
Net earnings (loss) attributable to noncontrolling interest				(2)
Net earnings (loss) attributable to FIS common stockholders				$(128)
Capital expenditures (1)	$465	$312	$29	$806
Depreciation and amortization (including purchase accounting amortization)	$496	$311	$608	$1,415

(1) Capital expenditures include $141 million of certain hardware and software purchases subject to financing or other long-term payment arrangements.

Geographic Information

Long-term assets, excluding goodwill and other intangible assets, located outside of the United States totaled $1,096 million and $857 million as of September 30, 2026, and December 31, 2025, respectively. These assets are predominantly located in the United Kingdom, Ireland, Germany, Australia, India and Sweden.

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
•the amount, declaration and payment of future dividends, which is at the discretion of our Board of Directors and depends on, among other things, our investment opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions;
•the amount and timing of any future share repurchases, which is subject to, among other things, our share price, our other investment opportunities and cash requirements, our results of operations and financial condition, our future prospects and other factors that may be considered relevant by our Board of Directors and management;
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

Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition, results of operations and prospects. Accordingly, readers should not place undue reliance on these forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Except as required by applicable law or regulation, we do not undertake (and expressly disclaim) any obligation, and do not intend, to publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Business Trends and Conditions

Revenue Sources and Markets

Our revenue from continuing operations is primarily derived from a combination of technology and processing solutions, transaction processing fees, professional services and software license fees. While we are a global company and do business around the world, the majority of our revenue is generated by clients in the U.S. The majority of our international revenue is generated by clients in the United Kingdom, Canada, Germany, Australia, India, and Ireland. In addition, the majority of our revenue is recurring under multi-year Banking and Capital Markets contracts that contribute relative stability to our revenue stream. These solutions, in general, are considered critical to our clients' operations. Professional services revenue is typically non-recurring, though recognition often occurs over time rather than at a point in time. Sales of software licenses are typically non-recurring with point-in-time recognition and are less predictable.

Economic Trends

We continue to experience relatively stable sales cycles and levels of client activity across our businesses. Inflation remains elevated on a multi-year basis, although recent inflation levels in our primary markets have moderated compared to the peak levels observed over the past several years. Despite this moderation, we have experienced, and continue to experience, significant cost increases from vendors, and market conditions limit our ability to fully offset these increases through pricing actions. Relatively high interest rates have had, and may continue to have, a negative impact on our interest expense. During 2024, we used a portion of the net proceeds from the 2024 Worldpay Sale to repay our borrowings under our commercial paper programs and reduce our long-term debt, which decreased our interest expense from previous levels. However, we incurred approximately $7.7 billion of new debt upon closing of the Issuer Solutions Acquisition in the first quarter of 2026, as further discussed in Note 7 to the consolidated financial statements, which will increase our interest expense in 2026. Given the volatility of exchange rates and the mix of currencies involved in both revenues and expenses, the direction and magnitude of future effects of currency fluctuations are uncertain. We continue to monitor the potential impacts of recently enacted and potential future tariff regimes in the U.S. and internationally. As of September 30, 2026, tariffs have not had a significant impact on our financial condition or results of operations.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except as follows.

Goodwill Impairment

Goodwill is assessed for impairment annually in the fourth quarter and on an interim basis if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Determining the fair value of a reporting unit requires significant management judgment regarding the valuation methodologies and assumptions used to estimate fair value, including assumptions about future operating performance, discount rates, market conditions and other factors.

As discussed in Note 5 to the consolidated financial statements, we evaluated whether events or changes in circumstances indicated that the fair value of either our Banking or Capital Markets reporting unit as of September 30, 2026, may be less than its carrying value. Our assessment identified events and changes in circumstances that occurred during the quarter that could affect the estimated fair value of our reporting units, including primarily a continued decline in our share price and market capitalization, as well as a reduction in management's projections of Banking's operating and financial performance based on developments in the quarter. In light of these developments, we performed quantitative goodwill impairment tests of both reporting units as of September 30, 2026.

Fair value was estimated using an equal weighting of the income approach and market approach. The income approach used discounted cash flow analyses based on management's most recent forecasts, including assumptions regarding projected revenue growth, operating margins, capital expenditures, working capital requirements and terminal growth rates. The discount rate applied in the analysis was also a significant valuation assumption. The market approach used EBITDA multiples derived from comparable publicly traded companies and other relevant market data, which were applied to projected financial results. Management believes that consideration of both approaches provides an appropriate estimate of fair value because each approach incorporates different valuation attributes and market participant perspectives. We also assessed the reasonableness of the aggregate estimated fair value of the reporting units by comparison to our market capitalization over a reasonable period of time, considering expected acquirer expense synergies and control premiums observed in historical transactions involving payments and financial technology companies.

Based on these tests, we concluded that the estimated fair value of the Banking reporting unit, which had goodwill of $19.9 billion as of September 30, 2026, exceeded its carrying amount by approximately 7%, while the estimated fair value of the Capital Markets reporting unit, which had goodwill of $5.1 billion as of that date, exceeded its carrying amount by more than 50%. Accordingly, no goodwill impairment charge was recognized.

Determining the fair value of a reporting unit is subject to uncertainty as it is reliant on estimates of cash flows that extend far into the future, and, by their nature, are difficult to estimate over such an extended time frame. The estimated fair values of the reporting units are sensitive to changes in management's judgments and estimates, including projected revenue growth, operating margins, capital expenditures, working capital requirements, discount rates and market valuation multiples. In applying the income approach for the Banking reporting unit, we used a discount rate of 11.5%, based on the reporting unit's weighted average cost of capital, which incorporated a company-specific risk premium based on management's judgement as informed by market-based evidence and other relevant factors. Holding all other assumptions constant, an increase of approximately 75 basis points in the discount rate would have reduced the estimated fair value of the Banking reporting unit below its carrying amount under the income approach. In applying the market approach, a key assumption used is the EBITDA multiple. Holding all other assumptions constant, a decrease in the EBITDA multiple of greater than approximately 5% would have reduced the estimated fair value of the Banking reporting unit below its carrying amount under the market approach. Given that the estimated fair value of the Banking reporting unit exceeded its carrying amount by approximately 7% as of September 30, 2026, relatively modest adverse changes in management's judgments and estimates, including projected revenue growth, operating margins, discount rates, and market valuation multiples, as well as further declines in our share price or market capitalization, further deterioration in Banking's operating performance, or unfavorable changes in macroeconomic or industry conditions would negatively affect the estimated fair value of the Banking reporting unit and could result in a future goodwill impairment charge, which could be material.

Consolidated Results of Operations - Comparisons of three- and nine-month periods ended September 30, 2026 and 2025

(In millions, except percentages)

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2026	2025	Change	Change	2026	2025	Change	Change
Revenue	$3,454	$2,717	$737	27%	$10,126	$7,865	$2,261	29%
Cost of revenue	(2,175)	(1,689)	(486)	29	(6,566)	(5,006)	(1,560)	31
Gross profit	1,279	1,028	251	24	3,560	2,859	701	25
Gross profit margin	37%	38%			35%	36%
Selling, general and administrative expenses	(627)	(584)	(43)	7	(1,916)	(1,713)	(203)	12
Asset impairments	—	(2)	2	NM	(104)	(4)	(100)	NM
Other operating (income) expense, net (including related-party transactions of $14 and $70 for the three- and nine-month periods ended September 30, 2025, respectively)	(8)	(15)	7	NM	(50)	(70)	20	NM
Operating income	$660	$457	203	44	$1,590	$1,212	378	31
Operating margin	19%	17%			16%	15%
NM = Not meaningful

Revenue

Revenue for the three and nine months ended September 30, 2026, increased primarily due to the revenue generated by the Issuer Solutions Business, which was acquired on January 9, 2026. See "Segment Results of Operations" below for a more detailed explanation.

Cost of Revenue, Gross Profit and Gross Profit Margin

Cost of revenue for the three and nine months ended September 30, 2026, increased primarily due to expenses associated with the acquisition of the Issuer Solutions Business. Gross profit for the three and nine months ended September 30, 2026, increased primarily driven by the revenue increases noted above. Gross profit margin for the three and nine months ended September 30, 2026, decreased due to the dilutive impact of the Issuer Solutions Business, including the amortization of acquired intangible assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine months ended September 30, 2026, increased primarily due to the expenses of the Issuer Solutions Business, partially offset by the benefits of continued cost management.

Asset Impairments

There were no asset impairments during the three months ended September 30, 2026. Asset impairments for the nine months ended September 30, 2026, were primarily related to software impairment charges, which were driven by the rationalization of certain software assets following a strategic realignment.

Other Operating (Income) Expense, Net

Under the terms of the TSA with Worldpay and, for the period following the Issuer Solutions Acquisition, the Global Payments rTSA, during the three and nine-month periods ended September 30, 2026 and 2025, the Company provided technology and other support services to Worldpay and Global Payments. The income received for these services is recorded in Other operating (income) expense, net, and the corresponding expenses are recognized in Cost of revenue and Selling, general and administrative expenses in the consolidated statements of earnings (loss). Net TSA income decreased from 2025 to 2026 primarily as a result of winding down certain of the TSA services, partially offset by the commencement of the Global Payments rTSA services in January 2026.

Operating Income and Operating Margin

The change in operating income and operating margin for the three and nine months ended September 30, 2026, resulted from the revenue and cost variances noted above.

Total Other Income (Expense), Net

(In millions, except percentages)

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2026	2025	Change	Change	2026	2025	Change	Change
Other income (expense):
Interest expense, net	$(199)	$(90)	$(109)	121%	$(596)	$(279)	$(317)	114%
Other income (expense), net	(14)	8	(22)	NM	8	(188)	196	NM
Total other income (expense), net	$(213)	$(82)	(131)	NM	$(588)	$(467)	(121)	NM
NM = Not meaningful

Interest expense, net, for the three and nine months ended September 30, 2026, increased primarily due to a $7.7 billion increase in borrowings used to fund the Issuer Solutions Acquisition.

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

The three-month period ended September 30, 2026, included the impact of a loss related to a change in the estimated fair value of acquisition-related contingent consideration, foreign currency transaction remeasurement gains and losses and changes in the fair value of interest rate swaps accounted for as economic hedges. The nine-month period ended September 30, 2026, included gains and losses related to changes in the estimated fair values of acquisition-related contingent consideration, foreign currency transaction remeasurement gains and losses and changes in the fair value of interest rate swaps accounted for as economic hedges. The three-month period ended September 30, 2025, included primarily changes in the fair value of interest rate swaps accounted for as economic hedges, as well as foreign currency transaction remeasurement losses. The nine-month period ended September 30, 2025, included primarily the impact of a $(108) million write-off of the contingent consideration included as part of the 2024 Worldpay Sale, which write-off was triggered by the Transaction Agreement, and a change in the fair value of interest rate swaps accounted for as economic hedges, as well as foreign currency transaction remeasurement losses.

Provision (Benefit) for Income Taxes

(In millions, except percentages)

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2026	2025	Change	Change	2026	2025	Change	Change
Provision (benefit) for income taxes	$90	$87	$3	NM	$260	$179	$81	NM
Effective tax rate	20%	23%			26%	24%
NM = Not meaningful

The decrease in the effective tax rate for the three months ended September 30, 2026, was primarily driven by one-time discrete items related to one of our foreign jurisdictions in the comparative period. For the nine months ended September 30, 2026, the increase in the effective tax rate is primarily due to one-time discrete costs relating to a recent tax law development in one of our foreign jurisdictions. As described in Note 2 to the consolidated financial statements, the Company reflects its investor-level tax impact relating to equity method investments as a component of Equity method investment earnings (loss), net of tax in the consolidated statements of earnings (loss). Therefore, equity method investment earnings (loss) and the related investor-level tax are excluded from the calculation of FIS' annual effective tax rate.

Equity Method Investment Earnings (Loss)

(In millions, except percentages)

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2026	2025	Change	Change	2026	2025	Change	Change
Equity method investment earnings (loss), net of tax	$—	$(23)	$23	NM	$2,214	$(692)	$2,906	NM
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

Segment Results of Operations - Comparisons of three- and nine-month periods ended September 30, 2026 and 2025

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

Banking Solutions

(In millions, except percentages)

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2026	2025	Change	Change	2026	2025	Change	Change
Revenue	$2,548	$1,811	$737	41%	$7,405	$5,163	$2,242	43%
Adjusted EBITDA	$1,207	$836	371	44	$3,381	$2,257	$1,124	50
Adjusted EBITDA margin	47.4%	46.2%			45.7%	43.7%
Adjusted EBITDA margin basis points change	119				194

Three months ended September 30:

Revenue in our Banking segment increased 41% for the three months ended September 30, 2026, primarily due to the revenue generated by the Issuer Solutions Business. Excluding the impact of the Issuer Solutions Business, Banking revenue grew 4%, driven by increases in recurring revenue and software license revenue.

Adjusted EBITDA increased year over year due to the acquisition of the Issuer Solutions Business. Excluding the impact of the Issuer Solutions Business, Adjusted EBITDA increased year over year primarily due to the revenue increases noted above, favorable revenue mix, and the impact of continued cost management. Adjusted EBITDA margin increased year over year due to the accretive impact of the Issuer Solutions Business, favorable revenue mix, and cost management.

Nine months ended September 30:

Revenue in our Banking segment increased 43% for the nine months ended September 30, 2026, primarily due to the revenue generated by the Issuer Solutions Business. Excluding the impact of the Issuer Solutions Business, Banking revenue grew 6%, driven by increases in recurring revenue and software license revenue, which were partially offset by a decline in professional services revenue.

Adjusted EBITDA increased year over year due to the acquisition of the Issuer Solutions Business. Excluding the impact of the Issuer Solutions Business, Adjusted EBITDA increased year over year primarily due to the revenue increases noted above, favorable mix, and the impact of continued cost management. Adjusted EBITDA margin increased year over year due to the accretive impact of the Issuer Solutions Business, favorable mix and cost management.

Capital Market Solutions

(In millions, except percentages)

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2026	2025	Change	Change	2026	2025	Change	Change
Revenue	$823	$799	$24	3%	$2,456	$2,370	$86	4%
Adjusted EBITDA	$444	$417	27	6	$1,289	$1,219	70	6
Adjusted EBITDA margin	54.0%	52.2%			52.5%	51.4%
Adjusted EBITDA margin basis points change	180				104

Three months ended September 30:

Revenue in our Capital Markets segment increased 3% for the three months ended September 30, 2026, driven primarily by recurring revenue which grew 3%, contributing 2% to the total segment revenue growth rate, largely from the implementation of new sales, favorable pricing, and acquisitions. Non-recurring revenue contributed 3% to the total segment growth rate, primarily due to higher software license revenue compared to the prior year, and was partially offset by lower professional services revenue, which contributed (2%) to segment growth.

Adjusted EBITDA increased year over year primarily due to the revenue impacts noted above. Adjusted EBITDA margin increased year over year primarily due to operating leverage on increased revenues, favorable revenue mix, and the impact of continued cost management.

Nine months ended September 30:

Revenue in our Capital Markets segment increased 4% for the nine months ended September 30, 2026, driven primarily by recurring revenue which grew 4%, contributing 3% to the total segment revenue growth rate, largely from the implementation of new sales, favorable pricing, and acquisitions. Non-recurring revenue contributed 2% to the total segment growth rate, primarily due to higher software license revenue compared to the prior year, and was partially offset by lower professional services revenue, which contributed (2%) to segment growth. Foreign currency movements contributed 1% to the segment revenue growth rate, primarily driven by the movement of the Pound Sterling and Swedish Krona.

Adjusted EBITDA increased year over year primarily due to the revenue impacts noted above and cost management. Adjusted EBITDA margin increased year over year primarily due to favorable revenue mix, operating leverage and cost management.

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

(In millions, except percentages)

	Three months ended September 30,				Nine months ended September 30,
			$	%			$	%
	2026	2025	Change	Change	2026	2025	Change	Change
Revenue	$83	$107	$(24)	(22)%	$265	$332	$(67)	(20)%
Adjusted EBITDA	$(169)	$(118)	(51)	43	$(475)	$(342)	(133)	39

Three months ended September 30:

Revenue in our Corporate and Other segment decreased 22% for the three months ended September 30, 2026, primarily due to the run-off of certain non-strategic businesses.

Adjusted EBITDA decreased compared to the prior year primarily due to the decline in revenue from non-strategic businesses noted above.

Nine months ended September 30:

Revenue in our Corporate and Other segment decreased 20% for the nine months ended September 30, 2026, primarily due to the run-off of certain non-strategic businesses.

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

As of September 30, 2026, the Company had $3.8 billion of available liquidity, including $740 million of cash and cash equivalents and $3.0 billion of capacity available under its revolving credit facilities. Approximately $392 million of cash and cash equivalents is held by our foreign entities. A portion of our domestic cash and cash equivalents relates to net deposits-in-transit, which are typically settled within a few business days. Debt outstanding totaled $20.8 billion, with an effective weighted average interest rate of 3.9%. We intend to continue to maintain investment-grade debt ratings.

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

A regular quarterly dividend of $0.44 per common share is payable on December 28, 2026, to shareholders of record as of the close of business on December 14, 2026. We currently expect to continue to pay quarterly dividends targeting dividend-per-share growth aligned to adjusted earnings-per-share growth. However, the amount, declaration and payment of future dividends are at the discretion of the Board of Directors and depend on, among other things, our investment opportunities (including potential mergers and acquisitions), results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements.

In August 2024, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $3.0 billion in aggregate value of shares of our common stock. Repurchases under the program may be made from time to time at management's discretion through open market purchases, privately negotiated transactions, or pursuant to Rule 10b5-1 plans. The program does not have an expiration date and may be suspended, amended or discontinued at any time. During the quarter ended September 30, 2026, the Company repurchased approximately 0.5 million shares for approximately $21 million. As of September 30, 2026, approximately $1.7 billion remained available for repurchase under the program. Following the closing of the Issuer Solutions Acquisition, the Company has temporarily curtailed repurchases under this program and may resume at management's discretion, taking into account our target leverage ratio.

Cash Flows from Operations

Our net cash provided by operating activities consists primarily of net earnings, adjusted to add back depreciation and amortization and other non-cash items, including asset impairments. Cash flows from operations were $2,183 million and $1,850 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Cash flows from operations increased $333 million during the nine months ended September 30, 2026, primarily attributable to improved operating performance, partially offset by changes in working capital, primarily reflecting higher receivables associated with business growth and certain customer payment terms and increased prepaid balances.

Cash Flows from Investing

Our principal investing activity relates to capital expenditures for software (purchased and internally developed) and property and equipment. We invested approximately $799 million and $665 million in capital expenditures (excluding purchases of certain hardware and software subject to financing or other long-term payment arrangements) during the nine-month periods ended September 30, 2026 and 2025, respectively. We expect to continue investing in software and in property and equipment to support our business.

We also invest in acquisitions that complement and extend our existing solutions and capabilities and provide additional solutions to our portfolio, and we dispose of assets that are no longer considered strategic. We used approximately $7,859 million and $574 million of cash (net of cash acquired) for new acquisitions during the nine-month periods ended September 30, 2026 and 2025, respectively. In the first nine months of 2025, in connection with the conveyance of RealNet to Buyer as part of the 2024 Worldpay Sale, we divested approximately $1.4 billion in cash, cash equivalents and restricted cash included in current assets held for sale at the date of transfer. While we expect to continue to invest in acquisitions as part of our strategy to add solutions to help win new clients and cross-sell to existing clients, the Company expects to limit further investment in acquisitions to accelerate deleveraging until it returns to its target leverage ratio.

We received regular cash distributions from Worldpay pursuant to the terms of a Limited Liability Company Operating Agreement until the completion of the 2026 Worldpay Minority Interest Sale. During the nine months ended September 30,

2026 and 2025, we received distributions of $32 million and $107 million, respectively, from Worldpay recorded as investing cash flows.
Cash flows from investing also occasionally include cash received or paid in relation to other activities that are not regularly recurring in nature.

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

Contractual Obligations

There were no material changes in our contractual obligations through the nine months ended September 30, 2026, in comparison to the table included in our Annual Report on Form 10-K for the year ended December 31, 2025, except as disclosed in Notes 7 and 8 to the consolidated financial statements.

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

Our fixed-rate senior notes (as included in Note 7 to the consolidated financial statements) represent the majority of our fixed-rate long-term debt obligations as of September 30, 2026. Excluding unamortized discounts and the fair value basis adjustments due to interest rate swaps described below, the carrying value of our senior notes was $16.8 billion as of September 30, 2026. The fair value of our fixed-rate senior notes was approximately $15.7 billion as of September 30, 2026. The potential reduction in fair value of the fixed-rate senior notes from a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt.

Our variable-rate risk principally relates to our EUR floating rate senior notes and borrowings under our U.S. commercial paper program, Euro-commercial paper program, and revolving credit facilities (as included in Note 7 to the consolidated financial statements) (collectively, "variable-rate debt"). The variable-rate risk on USD floating rate senior notes is hedged using interest rate swaps as cash flow hedges (see Note 8). At September 30, 2026, our weighted-average cost of debt was 3.9%, with a weighted-average maturity of 3.7 years; 78% of our debt was fixed rate and the remaining 22% was variable rate, inclusive of fair value basis adjustments due to interest rate swaps. A 100 basis-point increase in the weighted-average interest rate on our variable-rate debt as of September 30, 2026, would have increased our annual interest expense by $46 million. We performed the foregoing sensitivity analysis based solely on the outstanding balance of our variable-rate debt as of September 30, 2026. This sensitivity analysis does not take into account any changes that occurred in the prior 12 months or that may take place in the next 12 months in the amount of our outstanding debt. Further, this sensitivity analysis assumes the change in interest rates is applicable for an entire year. For comparison purposes, based on the outstanding balance of our variable-rate debt as of September 30, 2025, and calculated in the same manner as set forth above, an increase of 100 basis points in the weighted-average interest rate would have increased our annual interest expense by approximately $21 million.

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

Our exposure to foreign currency exchange risks generally arises from our non-U.S. operations, to the extent they are conducted in local currency. Changes in foreign currency exchange rates affect translations of revenue denominated in currencies other than the U.S. Dollar. We generated approximately $487 million and $334 million during the three months, and $1,458 million and $953 million during the nine months, ended September 30, 2026 and 2025, respectively, in revenue denominated in currencies other than the U.S. Dollar. The major currencies to which our revenue is exposed are the British Pound Sterling, Euro, Australian Dollar, Swedish Krona, Brazilian Real, Swiss Franc and Canadian Dollar. A 10% movement in average exchange rates for these currencies (assuming a simultaneous and immediate 10% change in all of such rates for the relevant period) would have resulted in the following increase or decrease in our reported revenue for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three months ended September 30,		Nine months ended September 30,
Currency	2026	2025	2026	2025
Pound Sterling	$26	$12	$76	$35
Euro	7	7	24	20
Real	2	1	6	5
Australian Dollar	3	2	8	7
Swedish Krona	2	2	5	6
Swiss Franc	1	2	4	4
Canadian Dollar	3	2	7	4
Total increase or decrease	$44	$28	$130	$81

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

We completed the Issuer Solutions Acquisition on January 9, 2026 (see Notes 1 and 3 of the Notes to Condensed consolidated financial statements). The scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures did not include the internal controls over financial reporting of the Issuer Solutions Business. This exclusion is in accordance with the SEC Staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. The Issuer Solutions Business represented approximately 19% of our gross revenue for the quarter ended September 30, 2026. Total assets of the acquired business as of September 30, 2026, represented approximately 33% of total consolidated assets, consisting principally of goodwill, software and other intangible assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the three-month period ended September 30, 2026:

			Total cost of shares
			purchased as part of
	Total		publicly announced	Remaining
	shares purchased (1)	Average price	plans or programs (1)	Authorization (1)
Period	(in millions)	paid per share	(in millions)	(in millions)
July 1-31, 2026	0.2	$42.23	$9.3	$1,740
August 1-31, 2026	0.3	$42.89	12.1	$1,728
September 1-30, 2026	—		—	1,728
	0.5		$21.4

(1)In August 2024, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $3.0 billion in aggregate value of shares of our common stock. Repurchases under the program may be made from time to time at management's discretion through open market purchases, privately negotiated transactions, or pursuant to Rule 10b5-1 plans. The program does not have an expiration date, and may be suspended, amended or discontinued at any time. As of September 30, 2026, approximately $1.7 billion remained available for repurchase under the program.

Item 5. Other Information

Departure of Chief Financial Officer

On November 4, 2026, Fidelity National Information Services, Inc. (the “Company”) announced that James Kehoe will step down as the Company’s Chief Financial Officer, effective as of November 5, 2026 (the “Transition Date”). Mr. Kehoe will continue to serve as Chief Financial Officer until the Transition Date. Following the Transition Date, it is expected that Mr. Kehoe will serve as a non-executive senior advisor of the Company until March 31, 2027 to assist with the orderly transition of his responsibilities. Upon his separation, Mr. Kehoe will receive the severance and other benefits payable upon a termination without cause or for good reason, pursuant to his employment agreement with the Company, the terms of which were disclosed in the Company’s proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 28, 2026.

Appointment of Interim Chief Financial Officer

On October 29, 2026, the Board of Directors (the “Board”) of the Company appointed Alexandra Brooks, the Company’s Executive Vice President and Chief Accounting Officer, to serve as interim Chief Financial Officer, effective as of the Transition Date, until a permanent successor is appointed. Ms. Brooks will continue to serve as Chief Accounting Officer and, as of the Transition Date, will serve as the Company’s principal financial officer and will continue to serve as its principal accounting officer. The Board has initiated a search for a permanent Chief Financial Officer and will consider both internal and external candidates.

Ms. Brooks, age 56, has served as Executive Vice President and Chief Accounting Officer of the Company since October 2024. Prior to joining the Company, Ms. Brooks served as Executive Vice President and Chief Financial Officer of Hertz Global Holdings, Inc., a global car rental and mobility solutions provider, from July 2023 to June 2024, as its interim Chief Financial Officer from April 2023 to July 2023, and as its Senior Vice President, Chief Accounting Officer from October 2020 to July 2023.

In connection with her appointment as interim Chief Financial Officer, Ms. Brooks’s annual base salary will increase from $517,500 to $575,000, her target annual bonus will increase from 70% to 100% of base salary (with her 2026 bonus prorated), and her annual equity target will increase from $1,000,000 to $1,250,000. These adjustments will remain in effect following her interim service. Ms. Brooks will also receive a one-time equity award with a grant-date value of $1,250,000, to be granted on December 3, 2026.

There are no arrangements or understandings between Ms. Brooks and any other person pursuant to which she was selected as an officer of the Company. There are no family relationships between Ms. Brooks and any director or executive officer of the Company, and she has no direct or indirect material interest in any transaction that would be required to be reported under Item 404(a) of Regulation S-K.

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

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 4, 2026	By:	/s/ James Kehoe
James Kehoe
Chief Financial Officer

FIDELITY NATIONAL INFORMATION SERVICES, INC.
Date: November 4, 2026	By:	/s/ Alexandra Brooks
Alexandra Brooks
Chief Accounting Officer (Principal Accounting Officer)